Form 10-Q
period 1998-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1998-11-16
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-14369

                    American Community Properties Trust
          ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Maryland                                   52-2058165
     -------------------------------                -----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                       222 Smallwood Village Center
                       St. Charles, Maryland  20602
                 ----------------------------------------
                 (Address of Principal Executive Offices)
                                (Zip Code)


                              (301) 843-8600
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


                              Not Applicable
          -------------------------------------------------------
          (Former name, former address and former fiscal year, if
                        changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes / /                   No /X/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              0 Common Shares
                         ------------------------

                    AMERICAN COMMUNITY PROPERTIES TRUST
                                 FORM 10-Q
                                   INDEX

                                                                  Page
PART I         FINANCIAL INFORMATION                              Number
                                                                  ------
Item 1.        Financial Statements of American
                 Community Portfolio Properties                        3

               Combined Statements of Income for
                 the Six Months Ended June 30, 1998 and
                 1997. (Unaudited)                                     4

               Combined Statements of Income for
                 the Three Months Ended June 30, 1998 and
                 1997. (Unaudited)                                     5

               Combined Balance Sheets at June 30, 1998
                 (Unaudited) and December 31, 1997.                    6

               Combined Statements of Cash Flow for the
                 Six Months Ended June 30, 1998 and 1997.
                 (Unaudited)                                           8

               Combined Statements of Cash Flow for the
                 Three Months Ended June 30, 1998 and 1997.
                 (Unaudited)                                           9

               Notes to Combined Financial Statements.                10

               Financial Statement of American Community
               Properties Trust                                       21

               Balance Sheet as of June 30, 1998 (Unaudited)          21

               Notes to Balance Sheet                                 22

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended June 30, 1998 and 1997
               for American Community Portfolio Properties            23

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                      30

Item 2.        Material Modifications of Rights of Registrant's       30
               Securities

Item 3.        Defaults Upon Senior Securities                        30

Item 4.        Submission of Matters to a Vote of Security Holders    30

Item 5.        Other Information                                      30

Item 6.        Exhibits and Reports on Form 8-K                       30

               Signatures                                             32

     On March 17, 1997, American Community Properties Trust ("ACPT") was formed as a real estate investment trust under Article 8 of the Maryland Trust Law. Prior to October 5, 1998, ACPT was a wholly owned subsidiary of Interstate General Company L.P. ("IGC"). ACPT was formed to succeed to most of IGC's real estate operations.

     On October 5, 1998, IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the principal real estate operations and assets of IGC. In exchange ACPT issued to IGC 5,207,952 common shares of ACPT, all of which were distributed to the partners of IGC.

     As of June 30, 1998, ACPT had not commenced operations. The financial statements included herein for American Community Portfolio Properties represent the operations and assets that would have been transferred to American Community Properties Trust ("ACPT") if the restructure and distribution had been completed at June 30, 1998.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                       COMBINED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30,
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                   1998            1997
                                                ----------      ----------

REVENUES
  Community development-land sales
    Non-affiliates                              $   11,589      $    2,497
    Affiliates                                         620           3,070
  Equity in earnings from partnerships and
    developer fees                                     646             651
  Rental property revenues                           4,432           4,300
  Management and other fees, including fees
    from affiliates of $1,507 and $2,100             1,749           2,269
  Interest and other income                            673             415
                                                ----------      ----------
    Total revenues                                  19,709          13,202
                                                ----------      ----------

EXPENSES
  Cost of land sales, including purchases
    from affiliates of $490 and $1,708               7,333           3,480
  Selling and marketing                                 41              64
  General and administrative                         3,116           3,253
  Interest expense                                   1,743           1,901
  Rental properties operating expense                1,781           1,768
  Depreciation and amortization                        944             941
  Write-off of deferred project costs                   --               6
  Spin-off costs                                     1,048              --
                                                ----------      ----------
    Total expenses                                  16,006          11,413
                                                ----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              3,703           1,789
PROVISION FOR INCOME TAXES                             398               8
                                                ----------      ----------

INCOME BEFORE MINORITY INTEREST                      3,305           1,781
MINORITY INTEREST                                     (504)           (101)
                                                ----------      ----------
NET INCOME                                      $    2,801      $    1,680
                                                ==========      ==========
BASIC NET INCOME PER SHARE                      $      .54      $      .32
                                                ==========      ==========
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING        5,218           5,180
                                                ==========      ==========




                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                       COMBINED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30,
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                   1998            1997
                                                ----------      ----------

REVENUES
  Community development-land sales
    Non-affiliates                              $    5,952      $    1,048
    Affiliates                                         296           3,000
  Equity in earnings from partnerships and
    developer fees                                     141             253
  Rental property revenues                           2,223           2,142
  Management and other fees, including fees
    from affiliates of $755 and $843                   773             926
  Interest and other income                            536             272
                                                ----------      ----------
    Total revenues                                   9,921           7,641
                                                ----------      ----------

EXPENSES
  Cost of land sales, including purchases
    from affiliates of $240 and $1,659               3,725           2,510
  Selling and marketing                                 20              49
  General and administrative                         1,516           1,723
  Interest expense                                     833             940
  Rental properties operating expense                  885             933
  Depreciation and amortization                        473             471
  Write-off of deferred project costs                   --               1
  Spin-off costs                                       291              --
                                                ----------      ----------
    Total expenses                                   7,743           6,627
                                                ----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              2,178           1,014
PROVISION FOR INCOME TAXES                             115             (52)
                                                ----------      ----------
INCOME BEFORE MINORITY INTEREST                      2,063           1,066
MINORITY INTEREST                                     (263)             (7)
                                                ----------      ----------
NET INCOME                                      $    1,800      $    1,059
                                                ==========      ==========
BASIC NET INCOME PER SHARE                      $      .34      $      .20
                                                ==========      ==========
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING        5,218           5,180
                                                ==========      ==========





                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                          COMBINED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                    June 30,   December 31,
                                                      1998         1997
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                       $  2,322     $  2,127
  Restricted                                            2,229          374
                                                     --------     --------
                                                        4,551        2,501
                                                     --------     --------
ASSETS RELATED TO RENTAL PROPERTIES
  Operating properties, net of accumulated
    depreciation of $22,023 and $21,392 as of June
    30, 1998 and December 31, 1997, respectively       37,844       38,143
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $1,998 and $2,193 as of June 30, 1998 and
    December 31, 1997, respectively                     7,202        8,657
  Other receivables, net of reserves of
    $338 and $223 as of June 30, 1998
    and December 31, 1997, respectively                   820          621
                                                     --------     --------
                                                       45,866       47,421
                                                     --------     --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                        31,166       34,268
    St. Charles, Maryland                              23,143       21,750
  Notes receivable on lot sales and other               2,096        5,629
                                                     --------     --------
                                                       56,405       61,647
                                                     --------     --------
ASSETS RELATED TO HOMEBUILDING
  Investment in joint venture                             754          591
                                                     --------     --------
                                                          754          591
                                                     --------     --------
OTHER ASSETS
  Receivables and other                                 1,858        2,514
  Property, plant and equipment, less accumulated
    depreciation of $1,662 and $1,675 as of June
    30, 1998 and December 31, 1997, respectively          447          448
                                                     --------     --------
                                                        2,305        2,962
                                                     --------     --------
    Total assets                                     $109,881     $115,122
                                                     ========     ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                          COMBINED BALANCE SHEETS
                              (In thousands)

                          LIABILITIES AND CAPITAL


                                                    June 30,   December 31,
                                                      1998         1997
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

LIABILITIES RELATED TO RENTAL PROPERTIES
  Recourse debt                                      $    917     $    969
  Non-recourse debt                                    38,886       39,101
  Accounts payable and accrued liabilities              2,899        2,779
                                                     --------     --------
                                                       42,702       42,849
                                                     --------     --------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        31,961       39,784
  Non-recourse debt                                     2,369        2,295
  Accounts payable and accrued liabilities              3,922        4,502
  Deferred income                                         460          598
                                                     --------     --------
                                                       38,712       47,179
                                                     --------     --------

OTHER LIABILITIES
  Accounts payable and accrued liabilities              3,492        3,246
  Notes payable and capital leases                        181          173
  Accrued income tax liability - current                2,585        1,539
  Accrued income tax liability - deferred               3,472        4,120
                                                     --------     --------
                                                        9,730        9,078
                                                     --------     --------
    Total liabilities                                  91,144       99,106
                                                     --------     --------

CAPITAL                                                18,737       16,016
                                                     --------     --------
    Total liabilities and capital                    $109,881     $115,122
                                                     ========     ========











                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                     COMBINED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1998      1997
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 2,801  $ 1,680
  Adjustments to reconcile net income to net
    cash provided by (used by) operating activities:
      Depreciation and amortization                          944      941
      Benefit from deferred income taxes                    (648)  (1,100)
      Equity in earnings from unconsolidated
        partnerships and development fees                   (483)    (699)
      Distributions from unconsolidated partnerships       1,796    4,967
      Cost of sales                                        7,333    3,480
      Equity in loss from homebuilding joint venture        (163)      48
      Write-off of deferred project cost                      --        6
      Changes in notes and accounts receivable, due
        from affiliates changed $4,079 and $(178)          4,015      (61)
      Changes in accounts payable, accrued
        liabilities and deferred income                      771     (241)
                                                         -------  -------
  Net cash provided by operating activities               16,366    9,021
                                                         -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales        (5,623)  (1,984)
  Change in assets related to unconsolidated
    rental property partnerships                             142     (761)
  Change in restricted cash                               (1,855)      83
  Additions to rental operating properties, net             (556)    (350)
  Acquisitions of other assets, net                         (113)    (651)
  Contributions to homebuilding joint venture                 --     (225)
                                                         -------  -------
  Net cash used in investing activities                   (8,005)  (3,888)
                                                         -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        3,940    2,857
  Payment of debt                                        (11,948)  (6,075)
  Distributions to Unitholders                              (209)      --
  Cash contributions from (distributions to)
    IGC, net                                                  50   (2,512)
                                                        --------  -------
  Net cash used in financing activities                   (8,167)  (5,730)
                                                        --------  -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         194     (597)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,127    2,143
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  2,321  $ 1,546
                                                        ========  =======


                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                     COMBINED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1998      1997
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 1,800  $ 1,059
  Adjustments to reconcile net income to net
    cash provided by (used by) operating activities:
      Depreciation and amortization                          473      471
      Benefit from deferred income taxes                     (19)  (1,193)
      Equity in earnings from unconsolidated
        partnerships and development fees                   (240)    (280)
      Distributions from unconsolidated partnerships          46    4,636
      Cost of sales                                        3,725    2,510
      Equity in loss from homebuilding joint venture          99       27
      Write-off of deferred project cost                      --        1
      Changes in notes and accounts receivable, due
        from affiliates changed $1,195 and $(574)          1,593      799
      Changes in accounts payable, accrued
        liabilities and deferred income                        5     (492)
                                                         ------- --------
  Net cash provided by operating activities                7,482    7,538
                                                         ------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales        (3,394)  (1,649)
  Change in assets related to unconsolidated
    rental property partnerships                               7     (797)
  Change in restricted cash                                 (227)     208
  Additions to rental operating properties, net              (98)     (93)
  Acquisitions of other assets, net                         (385)  (1,185)
  Contributions to homebuilding joint venture                 --       (1)
                                                         ------- --------
  Net cash used in investing activities                   (4,097)  (3,517)
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        2,352    1,559
  Payment of debt                                         (4,548)  (3,268)
  Distribution to Unitholders                               (209)      --
  Cash contributions from (distributions to)
    IGC, net                                                (786)  (1,770)
                                                        --------  -------
  Net cash used in financing activities                   (3,191)  (3,479)
                                                        --------  -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    194      542

CASH AND CASH EQUIVALENTS, MARCH 31,                       2,127    1,004
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  2,321  $ 1,546
                                                        ========  =======


                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
             NOTES TO COMBINED FINANCIAL STATEMENTS OF ASSETS
                   AND LIABILITIES TO BE TRANSFERRED TO
           AMERICAN COMMUNITY PROPERTIES TRUST AND SUBSIDIARIES
                               JUNE 30, 1998
                                (Unaudited)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Interstate General Company L.P. ("IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, IGC has been engaged in business since 1957. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange and Pacific Stock Exchange. Company Management and the Board of Directors of IGC's Managing General Partner have undertaken steps to restructure IGC.

     IGC is a diversified real estate organization specializing in community development, investment apartment properties, property management services and homebuilding. IGC owns and participates in these operations directly and through the following subsidiaries: Interstate General Properties, S.E. ("IGP"); St. Charles Associates Limited Partnership ("SCA"); Land Development Associates, S.E. ("LDA"); and American Family Homes, Inc. ("AFH"). IGC's assets and operations are concentrated primarily in the metropolitan areas of Washington, D.C. and San Juan, Puerto Rico. Additionally, its homebuilding operations are active in Virginia, North Carolina and South Carolina. Through its wholly owned subsidiary Interstate Waste Technologies, Inc. ("IWT"), IGC is involved in the pre-development of municipal waste treatment facilities.

     American Community Properties Trust ("ACPT"), American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and Interstate General Properties Group, S.E. ("IGP Group") are or will be formed to carry out the restructuring of IGC. These entities and their subsidiaries collectively represent American Community Portfolio Properties ("ACPP"). IGC expects to transfer its principal operations to ACPT and distribute to the partners of IGC, including its Unitholders, all the common shares of ACPT (the "Restructuring"). Due to these companies being commonly controlled entities, the transfers to ACPT will occur at book value.

     ACPT is a Maryland real estate investment trust that is expected to be taxed as a partnership. It is a self-managed holding company that owns all of the outstanding equity interests in American Management, American Land, and IGP Group and all of the common stock of American Rental.

     American Rental.

     IGC expects to transfer to American Rental substantially all of its partnership interests in United States investment properties and its land in the United States presently intended for development as apartment properties. The partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") will be held by American Rental indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental will have a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, will have a 1% general partner interest.
The transfer of the general partner interest in five partnerships requires limited partner approval which is not expected to be obtained prior to the Restructuring. Therefore, IGC will assign to ACPT beneficial ownership in these partnerships. The beneficial interests in two of these partnerships will be evidenced by a Class C IGP interest. ACPT has agreed to indemnify IGC against any losses it may suffer as a result of being the general partner and IGC will be obligated to remit to ACPT any cash received from these five partnerships. To avoid termination of the partnership for tax purposes, sixty percent of the general partners' interest in four additional partnerships will not be transferred to ACPT until twelve months and one day after the date of Restructure. Where control does not exist the cost method of accounting will be used.

     American Management.

     Effective December 31, 1997 IGC transferred to American Management its United States property management operations. The United States property management operations provide management services for the United States apartment properties and for other rental apartments not owned by IGC.

     American Land.

     IGC expects to transfer to American Land its principal United States property assets and operations. These will include the following:

     1. A 100% interest in St. Charles Community LLC which holds 4,500 acres of land in St. Charles, Maryland. This constitutes all of the land formerly held by SCA, a partnership in which IGC holds a 99% partnership interest and Interstate Business Corporation ("IBC") holds a 1% partnership interest, except for a 50% interest in Brandywine Investment Associates L.P., which hold 277 acres of land held for development in Brandywine, Maryland, that will continue to be held by SCA.

          IGC will retain 26 remaining single-family lots in Dorchester and an 800 acre tract held for development in Pomfret, Maryland, 90 acres and 27 acres, respectively, in the communities of Montclair and Westbury and the Wetlands Properties.

     2. A 41.0346% interest in Maryland Cable Limited Partnership which holds receivables from the 1988 sale of IGC's cable television assets.

     3. The Class B IGP interest that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by LDA and designated for development as saleable property.

     4. As part of the asset transfers, IGC conditionally has agreed to transfer to American Land 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of IGMC, provided that IGC shall have received confirmation that the transfer of the Commercial Parcel (and resulting decrease in the value of IGC's assets) will not cause the IGC Units to be delisted from AMEX or the PSE. The Commercial Parcel has a book value of approximately $1,000,000 at July 28, 1998. If IGC is unable to settle the wetlands litigation on satisfactory terms or IGC does not receive confirmation of the continued listing of IGC Units, IGC will retain the Commercial Parcel.

     There have been no adjustments made to the accompanying financial statements to record the inclusion of the Commercial Parcel.

     IGP Group.

     IGC expects to transfer to IGP Group its entire 99% limited partnership interest and 1% general partner interest in IGP other than the Class B IGP interest to be held by American Land and Class C interest to be held by American Housing. IGP's assets and operations will continue to include:

     1. an 80% partnership interest in LDA, a Puerto Rico special partnership, which holds 312 acres of land in the planned community of Parque Escorial and 543 acres of land in Canovanas. On July 30, 1998, LDA acquired the 20% interest in LDA owned by an unrelated third party at a purchase price of $5.5 million. As a result of this purchase, IGP owns 100% of LDA;

     2. a 50% partnership interest in Escorial Builders Associates S.E. ("Escorial Builders"), which is engaged in the construction of condominiums in the planned community of Parque Escorial;

     3. a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico; and

     4. general partner interests in 11 Puerto Rico apartment partnerships.

     After these asset transfers have been completed, IGC expects to distribute all of the outstanding common shares of ACPT to the general and limited partners (including Unitholders) of IGC pro rata in accordance with their percentage interest in IGC (the "Distribution"). Unitholders in the aggregate will receive 99% of ACPT's common shares.

     Basis of Presentation

     The accompanying financial statements of ACPP have been presented on a combined historical cost basis because of affiliated ownership, common management and because the assets and liabilities of IGC are expected to be transferred to ACPT, a newly formed entity with no prior operations. IGC's historical basis in the assets and liabilities of ACPP have been carried over to the combined historical financial statements. Certain assets and liabilities of IGC will not be contributed to ACPP and, therefore, these financial statements are not intended to represent the financial positions and results of operations of IGC or any entity included therein. In management's opinion, these financial statements include the assets, liabilities, revenues and expenses associated with the portions of IGC operations intended to be transferred to ACPT. All significant intercompany balances and transactions have been eliminated in the presentation. Changes in the capital account represent the net income of ACPP, the exercise of employee and director options, asset transfers less cash distributions to Unitholders and net cash (distributions to) contributions from IGC. Net income per share is calculated based on the weighted average shares that would have been outstanding had the Restructuring and Distribution been completed prior to January 1, 1997. Diluted earnings per share for the three and six months ended June 30, 1998 and 1997 does not differ from basic earnings per share.

     The combined historical financial statements include the accounts of ACPP and its majority owned partnerships and subsidiaries, after eliminating intercompany transactions. All of the entities included in the combined historical financial statements are hereinafter referred to collectively as the "Company" or "ACPP". As of December 31, 1997, the combined group includes ACPT, American Rental, American Management, American Land and IGP Group. The following entities are consolidated with American Rental: Lancaster Apartments Limited Partnership, New Forest Apartments Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. St. Charles Community LLC is consolidated with American Land. The following entities are consolidated with IGP Group: Interstate General Properties S.E. and Land Development Associates S.E.

     These financial statements should be read in conjunction with the audited financial statements and the notes included in ACPT's Registration Statement on Form S-11 No. 333-58835.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, IGC adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" at December 31, 1998. The adoption of SFAS No. 130 did not have a material effect on IGC's financial statements.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).
                                                     Projects
                                       Operating    Under Condo
                                       Properties   Conversions    Total
                                       ----------   -----------    -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    June 30, 1998                       $ 96,666      $ 9,915     $106,581
    December 31, 1997                    102,466        9,509      111,975
  Total Non-Recourse Debt
    June 30, 1998                        105,469       12,719      118,188
    December 31, 1997                    106,390       11,612      118,002
  Total Other Liabilities
    June 30, 1998                          9,540          238        9,778
    December 31, 1997                      9,903          122       10,025
  Total Equity
    June 30, 1998                        (18,343)      (3,042)     (21,385)
    December 31, 1997                    (13,827)      (2,225)     (16,052)
  Company's Investment
    June 30, 1998                          7,202           --        7,202
    December 31, 1997                      8,657           --        8,657

                                                     Projects
                                       Operating    Under Condo
                                       Properties   Conversions    Total
                                       ----------   -----------    -----
SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended June 30, 1998       6,625           10        6,635
    Three Months Ended June 30, 1997       6,566          485        7,051
    Six Months Ended June 30, 1998        13,506           93       13,599
    Six Months Ended June 30, 1997        13,133        1,093       14,226
  Net Income (Loss)
    Three Months Ended June 30, 1998          85         (532)        (447)
    Three Months Ended June 30, 1997          75          (70)           5
    Six Months Ended June 30, 1998           395         (818)        (423)
    Six Months Ended June 30, 1997           358           70          428
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended June 30, 1998         240           --          240
    Three Months Ended June 30, 1997         313          (35)         278
    Six Months Ended June 30, 1998           483           --          483
    Six Months Ended June 30, 1997           662           35          697

SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended June 30, 1998       1,035       (1,302)        (267)
    Three Months Ended June 30, 1997       1,334          270        1,604
    Six Months Ended June 30, 1998         2,852       (1,706)       1,146
    Six Months Ended June 30, 1997         2,293          437        2,730

  Company's share of cash flows
  from operating activities
    Three Months Ended June 30, 1998         366         (651)        (285)
    Three Months Ended June 30, 1997         418          135          553
    Six Months Ended June 30, 1998         1,077         (853)         224
    Six Months Ended June 30, 1997           918          219        1,137

  Cash distributions
    Three Months Ended June 30, 1998         362           --          362
    Three Months Ended June 30, 1997         417        9,222        9,639
    Six Months Ended June 30, 1998         4,813           --        4,813
    Six Months Ended June 30, 1997           856        9,292       10,148

  Company's share of cash distributions
    Three Months Ended June 30, 1998          46           --           46
    Three Months Ended June 30, 1997          --        4,636        4,636
    Six Months Ended June 30, 1998         1,796           --        1,796
    Six Months Ended June 30, 1997           296        4,671        4,967


     The unconsolidated rental properties partnerships as of June 30, 1998 include 17 partnerships owning 4,159 rental units in 20 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited

Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion.

     Homebuilding Joint Venture

     The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots are deferred until sold by Escorial Builders to a third party. The following tables summarize Escorial Builders' financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:                              AS OF
                                                  ------------------------
                                                  June 30,    December 31,
                                                    1998          1997
                                                  ---------   ------------

Total assets                                       $13,105       $13,374
Total liabilities                                   11,597        12,191
Total equity                                         1,508         1,183
Company's investment                                   754           591



SUMMARY OF OPERATIONS:                  FOR THE SIX         FOR THE THREE
                                        MONTHS ENDED        MONTHS ENDED
                                     ------------------  ------------------
                                     June 30,  June 30,  June 30,  June 30,
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------

Total revenue                         $ 4,481  $    --    $ 2,296  $    --
Net income (loss)                         326      (95)      (198)     (48)
Company's recognition of equity
  in earnings (losses)                    163      (48)       (99)     (24)

SUMMARY OF OPERATING CASH FLOWS:        FOR THE SIX         FOR THE THREE
                                        MONTHS ENDED        MONTHS ENDED
                                     ------------------  ------------------
                                     June 30,  June 30,  June 30,  June 30,
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
Cash flows from operating
  activities                          $ 1,378  $(5,630)   $   745  $(2,185)
Company's share of cash flows
  from operating activities               689   (2,815)       373   (1,093)
Operating cash distributions               --       --         --       --
Company's share of operating cash
  distributions                            --       --         --       --


(4)  DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the Company's indebtedness at June 30, 1998 and December 31, 1997 (in thousands):

                                                          Outstanding
                                  Maturity Interest  ----------------------
                                   Dates   Rates (a)  June 30, December 31,
                                  From/To  From/To     1998        1997
                                  -------- --------- --------- ------------
Related to community development:
  Recourse debt                   08-31-98   P+2.5%/   $31,961    $39,784
                                  07-31-04   10.0% (b)
  Non-recourse debt               08-02-09   P+1.5%      2,369      2,295

Related to investment properties:
  Recourse debt                   Demand     7.35%         917        969
  Non-recourse debt               10-01-19/  6.85%/     38,886     39,101
                                  10-01-28   8.5%

General:
  Recourse debt                   Demand/    9.56%/        181        173
                                  04-01-03   12%       -------    -------
    Total debt                                         $74,314    $82,322
                                                       =======    =======

      (a)  P = Prime lending interest rate.

      (b) Approximately $14,358,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

     As of June 30, 1998, the $31,961,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,358,000 of this amount is further secured by investments in apartment rental partnerships.

     As of June 30, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,180,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

INCOME STATEMENT IMPACT:
                                                                                  Six Months Ended       Three Months Ended
                                                                                      June 30,                 June 30,
                                                                                  -----------------      -------------------
                                                                                    1998       1997        1998         1997
                                                                                    ----       ----        ----         ----
Community Development - Land Sales (A)
  IGC                                                                             $   --     $   70      $   --       $   --
  Homebuilding joint venture                                                         620         --         297           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, IGC director                    (A2)           --      3,000          --        3,000
                                                                                  ------     ------      ------       ------
                                                                                  $  620     $3,070      $  297       $3,000
                                                                                  ======     ======      ======       ======
Cost of Land Sales
  IGC                                                                             $   --     $   49      $   --       $   --
  Homebuilding joint venture                                                         490         --         240           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, IGC director                    (A2)           --      1,659          --        1,659
                                                                                  ------     ------      ------       ------
                                                                                  $  490     $1,708      $  240       $1,659
                                                                                  ======     ======      ======       ======
Management and Other Fees (B)
  Unconsolidated subsidiaries                                                     $1,265     $1,755      $  626       $  601
  Affiliate of IBC, general partner of IGC                             (B1)          125        234          67          180
  Affiliate of James Michael Wilson, trustee, IGC director, Thomas B.
    Wilson, trustee, IGC director, and James J. Wilson, IGC director                  77         74          39           37
  Affiliate of James Michael Wilson, trustee, IGC director, Thomas B.
    Wilson, trustee, IGC director, James J. Wilson, IGC director, and
    an Affiliate of IBC, general partner of IGC                                       40         37          23           25
                                                                                  ------     ------      ------       ------
                                                                                  $1,507     $2,100      $  755       $  843
                                                                                  ======     ======      ======       ======
Interest and Other Income
  Unconsolidated subsidiaries                                                     $   24     $   24      $   12       $   12
  Affiliate of a former director                                                      57         91          14           68
  Affiliate of IBC, general partner of IGC                                            39         --          --           --
  Affiliate of Thomas B. Wilson, trustee, IGC director                                --          9          --            5
                                                                                  ------     ------      ------       ------
                                                                                  $  120     $  124      $   26       $   85
                                                                                  ======     ======      ======       ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                             (C1)       $  162     $  155      $   73       $   76
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                                          64         57          32           29
    Unconsolidated subsidiaries                                        (C4)          105         55          31           28
                                                                                  ------     ------      ------       ------
                                                                                  $  331     $  267      $  136       $  133
                                                                                  ======     ======      ======       ======

BALANCE SHEET IMPACT:
                                                                                             Increase                  Increase
                                                                                   Balance   (Decrease)    Balance     (Decrease)
                                                                                   June 30, in Reserves  December 31, in Reserves
                                                                                     1998       1998         1997          1997
                                                                                  --------- -----------  ------------ -----------
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  721       $  56       $  552       $ 111
  Affiliate of IBC, general partner
    of IGC                                                             (B1)           85          59           51          (9)
  Affiliate of James Michael Wilson, trustee,
    IGC director and James J. Wilson,
    IGC director                                                                      55          --           20          --
                                                                                  ------       -----       ------       -----
                                                                                  $  861       $ 115       $  623       $ 102
                                                                                  ======       =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former IGC director,            Interest 10%
    secured by land                              matured April 1,
                                                 1998, paid            (A1)       $   --       $  --       $  980       $  --
  Affiliate of a former IGC director,            Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,111          --        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matured June 29,
                                                 1998, paid            (A2)           --          --        2,520          --
                                                                                  ------       -----       ------       -----
                                                                                  $2,111       $  --       $5,588       $ 388
                                                                                  ======       =====       ======       =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions, paid   (C2)       $   --       $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   trustee, IGC director                                               (B)            11          --           12          --
  IBC, general partner of IGC                    demand                               14          --           --          --
                                                                                  ------       -----       ------       -----
                                                                                  $   25       $  --       $  693       $  --
                                                                                  ======       =====       ======       =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (C3)       $  188       $  --       $  121       $  --
                                                                                  ======       =====       ======       =====

     (A) Land Sales

     The Company sells land to affiliates and non-affiliates with similar terms. The sales prices to affiliates are based on third party appraisals, payable in cash or a combination of a 20% cash down payment and a note for the balance. The notes receivable are secured by deeds of trust on the land sold, and bear an interest rate equal to those charged at that time for land sales. The notes mature in one year or mature in five or less years with annual amortizations. As circumstances dictate, the maturity dates and repayment terms of the notes receivable due from affiliates or non-affiliates have been modified. Any sales transactions that vary from these terms are described below:

     (1) The notes receivable due from an affiliate of a former IGC director did not bear interest until certain infrastructure improvements were completed. This infrastructure was delayed and the interest commencement dates modified. These delays created the additional discount reflected above.

     (2) On June 30, 1997, the Company sold 374 acres to an affiliate of IBC for $3,000,000 and recognized a profit of $1,311,000. As payment for this parcel, the Company received a 20% down payment and assumption of a note payable.

     (B) Management and Other Services

     The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. As such, these receivable balances are reserved until satisfied or the prospects of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

     (1) During the second quarter of 1997, an affiliate of IBC purchased the management fees receivable of $190,000 due from Chastleton, Coachman's, Rolling Hills, and Village Lake for a cash payment of $190,000. The collection of these receivables had previously been questionable and they had been fully reserved. This transaction resulted in income recognition of $190,000.

     (C) Other

     Other transactions with related parties are as follows:

     (1) The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

     (2) During 1996, the sale of four properties in Puerto Rico triggered a taxable gain, a portion of which is passed through to the predecessor of IGC that contributed those assets. IGC's partnership agreement provides for (1) an allocation to that predecessor of the income tax payable in Puerto Rico on such portion of the gain and (2) a reduction from its cash distributions in an amount equivalent to the Puerto Rico income tax specifically allocated to the predecessor. In accordance with these provisions, the Company recorded a receivable from IBC of $881,000 which was subsequently paid.

     (3) Thomas J. Shafer became a director of IGMC and a trustee of ACPT in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. In management's opinion, services performed are on terms available to other clients.

     (4) James J. Wilson, as a general partner of IGP, is entitled to priority distributions made by each housing partnership in which IGP is the general partner. If IGP receives a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson receives the entire distribution. If IGP receives a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson receives the first 1% of such total.

(6)  SUBSEQUENT EVENT

     On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,000,000 and assumed a $472,000 deferred tax obligation. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank.
The loan bears interest at prime plus 1%, matures in one year and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               BALANCE SHEET
                            AS OF JUNE 30, 1998





                                  ASSETS


Total Assets                                                        $ --
                                                                    ====



                      LIABILITIES AND OWNERS' EQUITY


Owners' Equity
   Common Stock $1 par value, 1,000 shares
   authorized, No shares outstanding                                $ --
                                                                    ====

































    The accompanying notes are an integral part of this balance sheet.

                    AMERICAN COMMUNITY PROPERTIES TRUST

                          NOTES TO BALANCE SHEET

                               June 30, 1998




Organization

     On March 17, 1998, American Community Properties Trust ("ACPT") was formed as a real estate investment trust under Article 8 of the Maryland Trust Law. The trust is currently a wholly owned subsidiary of Interstate General Company L.P. ("IGC"). The trust was formed to succeed to most of IGC's real estate operations.

     Under the proposed transaction IGC will transfer the principal real estate operations and assets to ACPT and will distribute to the partners of IGC all of the common shares of ACPT. Subject to market conditions, ACPT will seek to raise up to $35 million in additional equity capital through a private offering of preferred shares.

     The trustees of ACPT are Edwin L. Kelly, J. Michael Wilson and Thomas
B. Wilson.

     As of June 30, 1998, the trust had not commenced operations, and therefore no statements of operations or cash flows have been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $6,642,000 to $12,209,000 during the six months ended June 30, 1998, compared to sales of $5,567,000 during the six months ended June 30, 1997. The increase was attributable to 1998 residential lot sales in Puerto Rico of $7,900,000 which are sold to homebuilders in bulk. The gross profit margin for the six months ended June 30, 1998 increased to 40%, as compared to 37% in the same period of 1997. This increase was due primarily to the sales mix. During the first two quarters of 1998, 29% of the sales revenue was generated by sales of commercial parcels, compared to 14% in the first two quarters of 1997. Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. This increase was partially offset by a $3,000,000 sale of an undeveloped bulk parcel with a low basis during the first six months of 1997.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $2,651,000 for the six months ended June 30, 1998, as compared to $2,532,000 in the same period in 1997. The increase is primarily attributable to a 3% increase in rental revenues offset by a less than 1% increase in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings decreased $5,000 to $646,000 during the first six months of 1998, as compared to $651,000 during the first six months of 1997. The decrease is primarily attributable to reduced earnings from partnerships that paid refinancing fees or had reduced income due to a temporary reduction in occupancy in the first two quarters of 1998 as compared to the same period in 1997 offset in part by an increase of earnings generated from the homebuilding joint venture during the first six months of 1998, as compared to the first six months of 1997.

Management and Other Fees.

     Management and other fees decreased 30% to $1,749,000 in the first six months of 1998, as compared to $2,269,000 in the same period in 1997. This decrease is primarily due to a reduction of $435,000 in fees earned from the refinancing of certain apartment complexes and a reduction of $208,000 in fees recognized related to prior periods earned during the six months ended June 30, 1997, offset by $100,000 of incentive fees earned during the first six months of 1998.

Interest Expense.

     Interest expense decreased 9% to $1,743,000 during the six months ended June 30, 1998, as compared to $1,901,000 for the six months ended June 30, 1997. This decrease is primarily attributable to a $3,448,000 decrease in outstanding debt from June 30, 1998 as compared to June 30, 1997.

General and Administrative Expense.

     General and administrative expenses decreased 4% to $3,116,000 for the six months ended June 30, 1998, as compared to $3,253,000 for the same period of 1997. This decrease is a result of management's continued focus on cost efficiency and the reduction of expenses.

Spin-off Costs.

     Costs of $1,048,000 related to the restructuring of the Company were recognized as an expense for the six months ended June 30, 1998. There were no such costs in the first six months of 1997.

For the Three Months Ended June 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $2,200,000 to $6,248,000 during the three months ended June 30, 1998, compared to sales of $4,048,000 during the three months ended June 30, 1997. The increase was attributable to a sale of residential lots in Puerto Rico of $3,900,000 during the second quarter of 1998 and no such sale in the comparable 1997 period. The gross profit margin for the three months ended June 30, 1998 increased to 40%, as compared to 38% in the same period of 1997. This increase was due primarily to the sales mix. During the second quarter of 1998, 31% of the sales revenue was generated by sales of commercial parcels, with no comparable sales in the second quarter of 1997.
Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. Sixty-nine percent of the sales were generated by residential sales in the three months ended June 30, 1998, as compared to 96% in the same period of 1997.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 10% to $1,338,000 for the three months ended June 30, 1998, as compared to $1,209,000 in the same period in 1997. This increase is primarily due to a 4% increase in rental revenues and a 5% decrease in operating expenses.
The increase in rental revenues is primarily a result of a reduction in vacancies and an increase in rental rates. The decrease in operating expenses is a result of a decrease in maintenance expenses and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings decreased $112,000 to $141,000 during the three months ended June 30, 1998, as compared to $253,000 during the three months ended June 30, 1997. This decrease is primarily attributable to a reduction in earnings from the homebuilding joint venture during the three months ended June 30, 1998, as compared to the same period of 1997 due to construction cost overruns.

Management and Other Fees.

     Management and other fees decreased 20% to $773,000 in the second quarter of 1998, as compared to $926,000 in the second quarter of 1997. This decrease is primarily attributable to a reduction of deferred management fees recognized during the second quarter of 1998, as compared to the second quarter of 1997.

Interest Expense.

     Interest expense decreased 13% to $833,000 during the three months ended June 30, 1998, as compared to $940,000 for the three months ended June 30, 1997. This decrease is a result of reduced outstanding loan balances during the second quarter of 1998 as compared to the same quarter in 1997.

General and Administrative Expense.

     General and administrative expenses decreased 14% to $1,516,000 for the three months ended June 30, 1998, as compared to $1,723,000 for the same period of 1997. This decrease is primarily attributable to management's continued focus on cost efficiency and the reduction of expenses.

Spin-off Costs.

     Costs of $291,000 related to the restructuring of the Company were recognized as an expense for the three months ended June 30, 1998. There were no such costs in the three months ended June 30, 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $2,321,000 and $2,127,000 at June 30, 1998 and December 31, 1997, respectively. This increase was attributable to $16,366,000 provided by operating activities, offset by $8,005,000 and $8,167,000 used in investing and financing activities, respectively. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales and collection of notes receivable. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and deposits into escrow accounts. During the first six months of 1998, the Company paid down debt by $8,008,000, net of advances, and distributed $209,000 to the Unitholders.

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     Over the past several years, the Company's cash flows have been constrained because of the terms of its existing debt agreements and the reluctance of lenders to provide financing in the U.S. as a result of IGC's wetlands litigation. As a result, substantially all of the cash generated has been used to pay debt service requirements with existing lenders. This resulted in limited opportunities for new construction and development in the U.S. The recently closed Banc One financing provided funding to commence construction in Fairway Village, the third village in St. Charles, and will allow ACPP to retain a greater portion of its U.S. land sales proceeds. ACPP currently has other development projects in various stages of completion. Substantially all of the projects under construction have sufficient development loans in place to complete the construction.

     ACPP's principal demands for liquidity are expected to be the continued funding of its current debt service and operating cost requirements. Management expects to obtain additional funding which can be used by ACPP to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $9,061,000 of loans that are due in the next twelve months are expected to satisfy the Company's capital needs in 1998. However, there are no assurances that these funds will be generated.

Debt Summary

     As of June 30, 1998, the consolidated rental properties with a net asset book value of $38,000,000 were encumbered by $39,000,000 of non-recourse debt. The remaining assets with a book value of $72,000,000 are substantially all collateralized by $26,000,000 of recourse debt and $2,000,000 of non-recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date      6/30/98
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+2.5%     7/31/04      $10,000
Banc One-development loan (a)      4,000  P+2.5%     7/31/04          931
Banc One-remediation loan (a)      5,000  P+2.5%     7/31/04        3,428
First Bank-term loan (b)           9,865  P+1.5%     8/31/98        6,399
First Bank-construction loan (b)   5,500  P+1.5%     9/30/98          347
First Bank-construction loan (b)   8,350  P+1.5%    12/31/00        1,292
RG-Premier Bank (c)                1,641  P+1.5%     4/30/99        1,398
Citibank (d)                         969  (e)         demand          917
Washington Savings Bank (e)        1,317  9.5%       9/30/99          844

Other miscellaneous                  264  Various    Various          186
                                 -------                          -------
                                 $47,906                          $25,742
                                 =======                          =======

      (a) The three notes are cross-collateralized by substantially all of the U.S. land and the U.S. and Puerto Rico future cash entitlements pursuant to its ownership interest in the housing partnerships. Interest is paid monthly. The loan agreement calls for a minimum of $2,000,000 principal curtailments in 1998, and $3,000,000 in each of the following six years. In addition, the Company is to establish a $1,000,000 development reserve during 1998. It is Management's intention to meet the required payments from land sales and proceeds from the refinancing of a rental property. On each anniversary date, IGC is to pay an additional fee, 1% in 1998 and 1999, increasing 1/2% in the following four years, and grant an option to the lender to purchase an additional 75,000 Units at a strike price to be determined after the restructure. The loan agreement covenants include restrictions on additional indebtedness of IGC and St. Charles Community LLC. The loan agreement contains a cross default provision for any amounts in excess of $1,000,000 past due for 45 days after demand notification.

      (b) The three notes are cross collateralized by the Puerto Rico land assets. The interest is paid monthly from an interest reserve. Principal payments are funded through the partial release prices of the collateral. Management expects to extend the maturity date of these loans. The loan agreement covenants include restrictions on distributions by LDA and additional indebtedness of LDA and cross default provisions for other loan payment defaults.

      (c) The note requires monthly principal payments of $27,000 and is secured by three mortgage notes receivable totalling
           $2,717,600. Interest is paid monthly by advances under the loan agreement.

      (d) The note requires monthly payments of interest calculated at 250 basis points over the cost of funds, 8.406% at December 31, 1997.

      (e) The note requires monthly payments of interest and is collateralized by the land under development for 115 townhome lots in St. Charles, Maryland. The loan is to be repaid from the sale of townhome lots that are currently under an option contract.

Year 2000

What is Year 2000?:

     The Year 2000 "Y2K" issue exists because many computer systems and applications and other electronically controlled systems and equipment currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems with this deficiency may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 can cause the systems to process critical financial and operations information incorrectly.

     The Company has assessed and continues to assess the impact of the Y2K issue on its reporting systems and operations.

Current State of Readiness:

     The systems and applications that can critically affect the Company's operations due to the Y2K issue are its financial reporting and billing systems and those electronically controlled systems and equipment installed at the commercial and residential properties managed by the Company, many of which the Company holds an ownership interest. These systems include five accounting/billing applications, two time and attendance applications and the computer network systems which they are installed on and the telephone, security, elevator, HVAC, and other like systems installed at the Company's properties. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact the Company's operations.

     Of the five software financial applications employed by the Company, three are currently certified by their respective publishers to be Y2K compliant. Of the two non-compliant applications, the first is in minimal use and will not be used for active financial reporting after December 31, 1998. The second application, the property management billing system for the Puerto Rico properties, is non Y2K compliant and is scheduled for upgrade during the first quarter of 1999. Active testing to verify the Y2K compliance of the Company's financial systems will be conducted after December 31, 1998. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

     The U.S. and Puerto Rico operations rely on separate time and attendance systems for payroll processing. The U.S. payroll system utilizes the services of a third party provider and is certified Y2K compliant. The Puerto Rico payroll system is not Y2K compliant. The Company is currently evaluating its options and costs in either upgrading or replacing the Puerto Rico payroll system. This evaluation is expected to be completed by December 31, 1998.

     The hardware component of the Company's financial systems consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and tested for Y2K compliance. It has been found that two of the network operating systems maintained by the Puerto Rico division require minor upgrades to achieve Y2K compliance. These upgrades are available from the publisher at no cost and is expected to be installed and tested by December 1998. The remaining information technology "IT" hardware has been verified to be Y2K compliant.

     The non-IT related electronically controlled systems installed at the Company's owned and managed properties are currently being inventoried and evaluated for Y2K exposure. This evaluation is expected to be completed by January 1999. Once the extent of Y2K exposure is determined for these systems, costs will be ascertained and procedures implemented to bring non-compliant systems into Y2K compliance. Since it has already been determined that a majority of these systems are not "date sensitive" and do not perform data logging, it is expected that Y2K exposure and related costs in this area will be minimal.

     The administrative applications (word processing, spreadsheet, messaging, etc) utilized by the Company have been certified by the various publishers to be Y2K compliant. Testing is currently in progress to verify compliance of these applications and is expected to be completed by December 31, 1998.

Third Party Impact on Company Operations:

     The Company performs all financial and revenue production procedures in house with the exception of U.S. rental payment processing. Failure to timely process and deposit tenant payments indirectly impacts the Company's cash flow. Statements of Y2K compliance have been requested from those vendors supplying these services to the Company.

     Of the administrative procedures, only U.S. payroll processing is performed by a third party vendor. A statement of Y2K compliance has been obtained from the vendor in question and ACPT considers Y2K exposure with U.S. payroll processing to be minimal.

     With the exception of payment processing, the Company does not foresee any adverse impact to company fiscal operations due to third party non-compliance.

Costs to Achieve Y2K Compliance:

     Because of the Company's almost exclusive use of "off the shelf" applications and hardware and that the Company maintains service maintenance agreements on all critical business systems, costs to achieve Y2K compliance have been nominal. Y2K upgrades for a majority of the Company's financial and billing systems have been included with standard system updates as part of the normal maintenance procedures.

     Costs to upgrade the Puerto Rico property management system is expected to be in the range of $4,000 to $5,000.

     The Company does not separately track the internal costs incurred for the Y2K project. These costs are principally related payroll costs for the Company's information systems and property management groups. The costs for the financial departments to perform the scheduled tests of the accounting and billing systems for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

Risks of the Company's Y2K Issues:

     The failure of one or all of the Company's financial systems for more than a few days would create a hardship on company operations. Failure of the basic accounting systems will affect the Company's general ledger, accounts payable, accounts receivable, and reporting functions. Of utmost importance is the correct operation of the Company's property management systems. Failure of these systems could jeopardize the Company's cash flow from these rental operations.

     Failure of the various non-IT systems installed at the Company's owned and managed properties could seriously affect employee/tenant ingress and egress and could affect environmental conditions at these properties.

     The Company has not obtained insurance specific to Y2K liability issues and is evaluating whether current policies will cover damages due to Y2K non-compliance.

The Company's Contingency Plans:

     The Company is currently evaluating its various Y2K failure scenarios and developing contingency plans to ensure continued company operations.

Forward-Looking Statements

     Certain matters discussed and statements made within this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                  Reference
------- ----------------------------------------- -------------------------

2       Form of Restructuring Agreement dated as  Exhibit 2 to
        of August 21, 1998 between the Company    Registration
        and Interstate General Company L.P.       Statement on Form S-11
        ("IGC")                                   No. 333-58835 of the
                                                  Company ("Form S-11")

3.1 Form of Restated Declaration of Trust of Exhibit 3.1 to Form S-11 the Company

3.2     Bylaws of the Company                     Exhibit 3.2 to Form S-11

4.1     Form of Common Share Certificate          Exhibit 4.1 to Form S-11

10.1    Employment Agreement, dated August 25,    Exhibit 10.1 to Form S-11
        1998, between the Company and Edwin
        L. Kelly

10.2    Employment Agreement, dated August 25,    Exhibit 10.2 to Form S-11
        1998, between the Company and Francisco
        Arrivi Cros

10.3    Employment Agreement, dated August 25,    Exhibit 10.3 to Form S-11
        1998, between the Company and Paul A.
        Resnik

10.4    Form of Consulting Agreement, dated       Exhibit 10.4 to Form S-11
        August 24, 1998, between the Company
        and James J. Wilson

10.5    Employees' Share Incentive Plan           Exhibit 10.5 to Form S-11

10.6    Trustee's Share Incentive Plan            Exhibit 10.6 to Form S-11

10.7    Housing Management Agreement, dated       Exhibit 10.7 to Form S-11
        May 12, 1994, between IGC and Capital
        Park Associates

10.8    Housing Management Agreement, dated       Exhibit 10.8 to Form S-11
        January 1, 1987, between IGC and
        Chastleton Apartments Associates

10.9    Housing Management Agreement, dated       Exhibit 10.9 to Form S-11
        September 30, 1983, between IGC and
        G.L. Limited Partnership

10.10   Master Loan Agreement dated as of         Filed herewith
        August 1, 1997 by and among Interstate
        General Company L.P. and American Community
        Properties Trust, St. Charles Community,
        LLC and Banc One Capital Partners IV, Ltd.

10.11 First Amendment to Master Loan Agreement Filed herewith between Interstate General Company L.P.,
        American Community Properties Trust, St.
        Charles Community, LLC and Banc One Capital
        Partners, IV, Ltd dated September 30, 1997


        (b)  None.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN COMMUNITY PROPERTIES TRUST
                                        -----------------------------------
                                                  (Registrant)



Dated:  November 16, 1998               By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Chairman and Chief
                                             Executive Officer




Dated:  November 16, 1998               By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10.10 Master Loan Agreement dated as of August 1, 1997 by and among Interstate General Company L.P. and American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners IV, Ltd.

10.11 First Amendment to Master Loan Agreement between Interstate General Company L.P., American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners, IV, Ltd dated September 30, 1997

27.     Financial Data Schedule