Form 10-Q
period 1998-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1998-11-17
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-14369

                    American Community Properties Trust
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Maryland                                     52-2058165
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                       222 Smallwood Village Center
                       St. Charles, Maryland  20602
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

                          5,207,952 Common Shares
                         ------------------------

                    AMERICAN COMMUNITY PROPERTIES TRUST
                                 FORM 10-Q
                                   INDEX

                                                                  Page
PART I         FINANCIAL INFORMATION                              Number
                                                                  ------
Item 1.        Financial Statements of American
                 Community Portfolio Properties                        3

               Combined Statements of Income for
                 the Nine Months Ended September 30, 1998 and
                 1997. (Unaudited)                                     4

               Combined Statements of Income for
                 the Three Months Ended September 30, 1998 and
                 1997. (Unaudited)                                     5

               Combined Balance Sheets at September 30, 1998
                 (Unaudited) and December 31, 1997.                    6

               Combined Statements of Cash Flow for the
                 Six Months Ended September 30, 1998 and 1997.
                 (Unaudited)                                           8

               Combined Statements of Cash Flow for the
                 Three Months Ended September 30, 1998 and 1997.
                 (Unaudited)                                           9

               Notes to Combined Financial Statements.                10

               Financial Statement of American Community
               Properties Trust                                       21

               Balance Sheet as of September 30, 1998 (Unaudited)     21

               Notes to Balance Sheet                                 22

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended September 30, 1998 and
               1997 for American Community Portfolio Properties       23

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                      30

Item 2.        Material Modifications of Rights of Registrant's       30
               Securities

Item 3.        Defaults Upon Senior Securities                        30

Item 4.        Submission of Matters to a Vote of Security Holders    30

Item 5.        Other Information                                      30

Item 6.        Exhibits and Reports on Form 8-K                       31

               Signatures                                             32

Introductory Note

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

     As of September 30, 1998, ACPT had not commenced operations. The financial statements included herein for American Community Portfolio Properties represent the operations and assets that would have been transferred to American Community Properties Trust ("ACPT") if the restructure and distribution had been completed at January 1, 1997.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                       COMBINED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                 (In thousands, except per share amounts)
                                (Unaudited)


                                                      1998         1997
                                                   ----------   -----------

REVENUES
  Community development-land sales
    Non-affiliates                                $   11,776    $    4,340
    Affiliates                                         1,179         3,105
  Equity in earnings from partnerships
    and developer fees                                 1,144           938
  Rental property revenues                             6,693         6,540
  Management and other fees, substantially
    all from related entities                          2,518         3,038
  Interest and other income                              892           594
                                                  ----------    ----------
    Total revenues                                    24,202        18,555
                                                  ----------    ----------

EXPENSES
  Cost of land sales, including purchases
    from affiliates of $936 and $1,760                 8,011         4,749
  Selling and marketing                                   54           113
  General and administrative                           4,289         4,765
  Interest expense                                     2,726         2,852
  Rental properties operating expense                  2,748         2,784
  Depreciation and amortization                        1,420         1,368
  Write-off of deferred project costs                     --             6
  Spin-off costs                                       1,831           300
                                                  ----------    ----------
    Total expenses                                    21,079        16,937
                                                  ----------    ----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                          3,123         1,618
PROVISION FOR INCOME TAXES                               582           473
                                                  ----------    ----------
INCOME BEFORE MINORITY INTEREST                        2,541         1,145
MINORITY INTEREST                                       (607)         (249)
                                                  ----------    ----------
NET INCOME                                        $    1,934    $      896
                                                  ==========    ==========
BASIC NET INCOME PER SHARE                        $      .37    $      .17
                                                  ==========    ==========
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING          5,216         5,189
                                                  ==========    ==========




                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                        COMBINED STATEMENTS OF LOSS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                 (In thousands, except per share amounts)
                                (Unaudited)


                                                      1998         1997
                                                   ----------   -----------

REVENUES
  Community development-land sales
    Non-affiliates                                $      187    $    1,843
    Affiliates                                           559            35
  Equity in earnings from partnerships
    and developer fees                                   498           287
  Rental property revenues                             2,261         2,240
  Management and other fees, substantially
    all from related entities                            769           769
  Interest and other income                              219           179
                                                  ----------    ----------
    Total revenues                                     4,493         5,353
                                                  ----------    ----------

EXPENSES
  Cost of land sales, including purchases
    from affiliates of $446 and $52                      678         1,269
  Selling and marketing                                   13            49
  General and administrative                           1,173         1,512
  Interest expense                                       983           951
  Rental properties operating expense                    967         1,016
  Depreciation and amortization                          476           427
  Spin-off costs                                         783           300
                                                  ----------    ----------
    Total expenses                                     5,073         5,524
                                                  ----------    ----------

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                           (580)         (171)
PROVISION FOR INCOME TAXES                               184           465
                                                  ----------    ----------
LOSS BEFORE MINORITY INTEREST                           (764)         (636)
MINORITY INTEREST                                       (103)         (148)
                                                  ----------    ----------
NET LOSS                                          $     (867)   $     (784)
                                                  ==========    ==========
BASIC NET (LOSS) PER SHARE                        $     (.17)   $     (.15)
                                                  ==========    ==========
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING          5,211         5,189
                                                  ==========    ==========





                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                          COMBINED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                September 30,  December 31,
                                                     1998          1997
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $  1,451      $  2,127
  Restricted cash                                     2,467           374
                                                   --------      --------
                                                      3,918         2,501
                                                   --------      --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Operating properties, net of accumulated
    depreciation of $22,343 and $21,392 as
    of September 30, 1998 and December 31,
    1997, respectively                               37,635        38,143
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $1,901 and $2,193 as of September 30,
    1998 and December 31, 1997, respectively          7,376         8,657
  Other receivables, net of reserves of
    $128 and $223 as of September 30,
    1998 and December 31, 1997, respectively          1,314           621
                                                   --------      --------
                                                     46,325        47,421
                                                   --------      --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                      33,346        34,268
    St. Charles, Maryland                            25,584        21,750
  Notes receivable on lot sales and other             2,066         5,629
                                                   --------      --------
                                                     60,996        61,647
                                                   --------      --------
ASSETS RELATED TO HOMEBUILDING
  Investment in joint venture                           976           591
                                                   --------      --------
                                                        976           591
                                                   --------      --------
OTHER ASSETS
  Receivables and other                               2,417         2,514
  Property, plant and equipment, less accumulated
    depreciation of $1,709 and $1,675 as of
    September 30, 1998 and December 31, 1997,
    respectively                                        428           448
                                                   --------      --------
                                                      2,845         2,962
                                                   --------      --------
    Total assets                                   $115,060      $115,122
                                                   ========      ========

                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                          COMBINED BALANCE SHEETS
                              (In thousands)

                          LIABILITIES AND CAPITAL


                                               September 30,   December 31,
                                                    1998           1997
                                               -------------   ------------
                                                (Unaudited)      (Audited)

LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                   $    905        $    969
  Non-recourse debt                                 38,775          39,101
  Accounts payable and accrued liabilities           2,905           2,779
                                                  --------        --------
                                                    42,585          42,849
                                                  --------        --------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                     40,213          39,784
  Non-recourse debt                                     --           2,295
  Accounts payable and accrued liabilities           3,019           4,502
  Deferred income                                      356             598
                                                  --------        --------
                                                    43,588          47,179
                                                  --------        --------

OTHER LIABILITIES
  Accounts payable and accrued liabilities           4,302           3,246
  Notes payable and capital leases                     183             173
  Accrued income tax liability - current             2,457           1,539
  Accrued income tax liability - deferred            4,256           4,120
                                                  --------        --------
                                                    11,198           9,078
                                                  --------        --------
    Total liabilities                               97,371          99,106
                                                  --------        --------
CAPITAL                                             17,689          16,016
                                                  --------        --------
    Total liabilities and capital                 $115,060        $115,122
                                                  ========        ========












                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                     COMBINED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)

                                                        1998        1997
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  1,934     $   896
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                      1,420       1,368
      Provision (benefit) for deferred income taxes        136        (526)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (759)     (1,004)
      Distributions from unconsolidated partnerships     1,912       5,142
      Cost of sales                                      8,011       4,749
      Equity in (earnings) loss from homebuilding
        joint venture                                     (385)         66
      Write-off of deferred project cost                    --           6
      Changes in notes and accounts receivable, due
        from affiliates changed $4,004 and $(176)        3,551          31
      Changes in accounts payable, accrued liabilities
        and deferred income                              2,713      (2,055)
                                                       -------     -------
  Net cash provided by operating activities             18,533       8,673
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales     (10,083)     (4,370)
  Change in assets related to unconsolidated
    rental property partnerships                           128        (760)
  Change in restricted cash                             (2,093)        291
  Additions to rental operating properties, net           (780)       (396)
  Acquisitions of other assets, net                       (696)     (1,304)
  Contributions to homebuilding joint venture               --        (245)
                                                       -------     -------
  Net cash used in investing activities                (13,524)     (6,784)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     12,287      19,000
  Payment of debt                                      (14,533)    (15,440)
  Purchase of minority interest in subsidiary           (3,100)         --
  Cash contributions from (distributions to) IGC, net     (398)     (5,334)
  Distributions to Unitholders                            (209)         --
  Issuance of Warrants                                     268          --
                                                       -------     -------
  Net cash used in financing activities                 (5,685)     (1,774)
                                                       -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (676)        115
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,127       2,143
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 1,451     $ 2,258
                                                       =======     =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
                     COMBINED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)

                                                        1998        1997
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(867)     $ (784)
  Adjustments to reconcile net loss to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                        476         427
      Provision for deferred income taxes                  784         574
      Equity in earnings from unconsolidated
        partnerships and development fees                 (276)       (305)
      Distributions from unconsolidated partnerships       116         175
      Cost of sales                                        678       1,269
      Equity in (earnings) loss from homebuilding
        joint venture                                     (222)         18
      Changes in notes and accounts receivable, due
        from affiliates changed $(75) and $2              (464)         92
      Changes in accounts payable, accrued liabilities
        and deferred income                              1,941      (1,813)
                                                       -------     -------
  Net cash provided by (used in) operating activities    2,166        (347)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales      (4,460)     (2,386)
  Change in assets related to unconsolidated
    rental property partnerships                           (14)          1
  Change in restricted cash                               (238)        208
  Additions to rental operating properties, net           (223)        (46)
  Acquisitions of other assets, net                       (583)       (653)
  Contributions to homebuilding joint venture               --         (20)
                                                       -------     -------
  Net cash used in investing activities                 (5,518)     (2,896)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                      8,347      16,143
  Payment of debt                                       (2,585)     (9,365)
  Purchase of minority interest in subsidiary           (3,100)         --
  Cash contributions from (distributions to) IGC, net     (449)     (2,823)
  Distributions to Unitholders                              --          --
  Issuance of Warrants                                     268          --
                                                       -------     -------
  Net cash provided by financing activities              2,481       3,955
                                                       -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (871)        712
CASH AND CASH EQUIVALENTS, JUNE 30                       2,322       1,546
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 1,451     $ 2,258
                                                       =======     =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                  AMERICAN COMMUNITY PORTFOLIO PROPERTIES
             NOTES TO COMBINED FINANCIAL STATEMENTS OF ASSETS
                   AND LIABILITIES TO BE TRANSFERRED TO
           AMERICAN COMMUNITY PROPERTIES TRUST AND SUBSIDIARIES
                            SEPTEMBER 30, 1998
                                (Unaudited)

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

     IGP Group.

     IGC expects to transfer to IGP Group its entire 99% limited partnership interest and 1% general partner interest in IGP other than the Class B IGP interest to be held by American Land and the Class C interest to be held by American Land. IGP's assets and operations will continue to include:

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

     Basis of Presentation

     The accompanying financial statements of ACPP have been presented on a combined historical cost basis because of affiliated ownership, common management and because the assets and liabilities of IGC are expected to be transferred to ACPT, a newly formed entity with no prior operations. IGC's historical basis in the assets and liabilities of ACPP have been carried over to the combined historical financial statements. Certain assets and liabilities of IGC will not be contributed to ACPP and, therefore, these financial statements are not intended to represent the financial positions and results of operations of IGC or any entity included therein. In management's opinion, these financial statements include the assets, liabilities, revenues and expenses associated with the portions of IGC operations intended to be transferred to ACPT. All significant intercompany balances and transactions have been eliminated in the presentation. Changes in the capital account represent the net income of ACPP, the exercise of employee and director options, asset transfers less cash distributions to Unitholders and net cash (distributions to) contributions from IGC. Net income per share is calculated based on the weighted average shares that would have been outstanding had the Restructuring and Distribution been completed prior to January 1, 1997. Diluted earnings per share for the three and nine months ended September 30, 1998 does not differ from basic earnings per share.

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

(2)  IMPACT ON RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    September 30, 1998                       $ 96,076    $10,791  $106,867
    December 31, 1997                         102,466      9,509   111,975
  Total Non-Recourse Debt
    September 30, 1998                        104,834     12,014   116,848
    December 31, 1997                         106,390     11,612   118,002
  Total Other Liabilities
    September 30, 1998                          9,545      2,253    11,798
    December 31, 1997                           9,903        122    10,025
  Total Equity
    September 30, 1998                        (18,303)    (3,476)  (21,779)
    December 31, 1997                         (13,827)    (2,225)  (16,052)
  Company's Investment
    September 30, 1998                          7,377         --     7,377
    December 31, 1997                           8,657         --     8,657

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended September 30, 1998    $  6,758   $     10  $  6,768
    Three Months Ended September 30, 1997       6,571        324     6,895
    Nine Months Ended September 30, 1998       20,264        103    20,367
    Nine Months Ended September 30, 1997       19,704      1,417    21,121
  Net Income (Loss)
    Three Months Ended September 30, 1998         290       (433)     (143)
    Three Months Ended September 30, 1997         216       (169)       47
    Nine Months Ended September 30, 1998          685     (1,251)     (566)
    Nine Months Ended September 30, 1997          574        (99)      475
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended September 30, 1998         277         --       277
    Three Months Ended September 30, 1997         341        (35)      306
    Nine Months Ended September 30, 1998          760         --       760
    Nine Months Ended September 30, 1997        1,003         --     1,003

SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended September 30, 1998       1,290       (899)      391
    Three Months Ended September 30, 1997         920        136     1,056
    Nine Months Ended September 30, 1998        4,142     (2,605)    1,537
    Nine Months Ended September 30, 1997        3,213        573     3,786

  Company's share of cash flows
  from operating activities
    Three Months Ended September 30, 1998         442       (450)       (8)
    Three Months Ended September 30, 1997         367         67       434
    Nine Months Ended September 30, 1998        1,519     (1,303)      216
    Nine Months Ended September 30, 1997        1,285        286     1,571

  Cash distributions
    Three Months Ended September 30, 1998         261         --       261
    Three Months Ended September 30, 1997         479         --       479
    Nine Months Ended September 30, 1998        5,074         --     5,074
    Nine Months Ended September 30, 1997        1,335      9,292    10,627

  Company's share of cash distributions
    Three Months Ended September 30, 1998         116         --       116
    Three Months Ended September 30, 1997         204        (25)      179
    Nine Months Ended September 30, 1998        1,912         --     1,912
    Nine Months Ended September 30, 1997          500      4,646     5,146

     The unconsolidated rental properties partnerships as of September 30, 1998 include 19 partnerships owning 4,563 rental units in 22 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments

Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

SUMMARY OF FINANCIAL POSITION:

                                                         AS OF
                                             ----------------------------
                                             September 30,   December 31,
                                                 1998            1997
                                             -------------   ------------

Total assets                                      $11,660        $13,374
Total liabilities                                   9,709         12,191
Total equity                                        1,951          1,183
Company's investment                                  976            591


SUMMARY OF OPERATIONS:

                                FOR THE NINE MONTHS   FOR THE THREE MONTHS
                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                -------------------   --------------------
                                  1998        1997      1998         1997
                                  ----        ----      ----         ----

Total revenue                   $ 8,431      $    2    $3,950        $   2
Net income (loss)                   768        (136)      442          (41)
Company's recognition of
  equity in earnings (losses)       384         (68)      221          (20)

SUMMARY OF OPERATING CASH FLOWS:

                                FOR THE NINE MONTHS   FOR THE THREE MONTHS
                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                -------------------   --------------------
                                  1998        1997      1998         1997
                                  ----        ----      ----         ----
Cash flows from operating
  activities                    $ 3,801     $(7,642)  $ 2,423      $(2,012)
Company's share of cash flows
  from operating activities       1,900      (3,821)    1,211       (1,006)
Operating cash distributions         --          --        --           --
Company's share of operating
  cash distributions                 --          --        --           --

(4)  DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 1998 and December 31, 1997 (in thousands):

                                                         Outstanding
                              Maturity Interest  --------------------------
                              Dates    Rates (a) September 30, December 31,
                              From/To  From/To        1998         1997
                              -------- --------- ------------- ------------
Related to community
  development:
    Recourse debt             12-31-98   P+6.5%/     $40,213      $39,784
                              07-31-04   10.0% (b)
    Non-recourse debt         Paid       P+1.5%           --        2,295

Related to investment
  properties:
    Recourse debt             Demand     8.19%           905          969
    Non-recourse debt         10-01-19/  6.85%/       38,775       39,101
                              10-01-28   8.5%

General:
    Recourse debt             Demand     9.56%/          183          173
                              04-01-03   18.5%       -------      -------
      Total debt                                     $80,076      $82,322
                                                     =======      =======

      (a)  P = Prime lending interest rate.

      (b) Approximately $15,484,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

     As of September 30, 1998, the $40,213,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $15,484,000 of this amount is further secured by investments in apartment rental partnerships.

     As of September 30, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,147,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     The homebuilding debt is secured by eight homes under construction.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

INCOME STATEMENT IMPACT:
                                                                                  Nine Months Ended      Three Months Ended
                                                                                    September 30,           September 30,
                                                                                  -----------------      -------------------
                                                                                    1998       1997        1998         1997
                                                                                    ----       ----        ----         ----
Community Development - Land Sales (A)
  IGC                                                                             $   --     $  105      $   --       $   35
  Homebuilding joint venture                                                       1,179         --         559           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, IGC director                    (A2)           --      3,000          --           --
                                                                                  ------     ------      ------       ------
                                                                                  $1,179     $3,105      $  559       $   35
                                                                                  ======     ======      ======       ======
Cost of Land Sales
  IGC                                                                             $   --     $   71      $   --       $   22
  Homebuilding joint venture                                                         936         --         446           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, IGC director                    (A2)           --      1,689          --           30
                                                                                  ------     ------      ------       ------
                                                                                  $  936     $1,760      $  446       $   52
                                                                                  ======     ======      ======       ======
Management and Other Fees (B)
  Unconsolidated subsidiaries                                                     $1,795     $2,282      $  530       $  527
  Affiliate of IBC, general partner of IGC                             (B1)          183        291          58           57
  Affiliate of James Michael Wilson, trustee, IGC director, Thomas B.
    Wilson, trustee, IGC director, and James J. Wilson, IGC director                 118        113          41           39
  Affiliate of James Michael Wilson, trustee, IGC director, Thomas B.
    Wilson, trustee, IGC director, James J. Wilson, IGC director, and
    an Affiliate of IBC, general partner of IGC                                       62         52          22           15
                                                                                  ------     ------      ------       ------
                                                                                  $2,158     $2,738      $  651       $  638
                                                                                  ======     ======      ======       ======
Interest and Other Income
  Unconsolidated subsidiaries                                                     $   42     $   36      $   18       $   12
  Affiliate of a former director                                                      97        126          40           35
  Affiliate of IBC, general partner of IGC                                            39         --          --           --
  Affiliate of Thomas B. Wilson, trustee, IGC director                                --         13          --            4
                                                                                  ------     ------      ------       ------
                                                                                  $  178     $  175      $   58       $   51
                                                                                  ======     ======      ======       ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                             (C1)       $  246     $  246      $   84       $   91
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                           (B2)          (59)        88        (123)          31
    Unconsolidated subsidiaries                                        (B2,C4)         8         86         (97)          31
                                                                                  ------     ------      ------       ------
                                                                                  $  195     $  420      $ (136)      $  153
                                                                                  ======     ======      ======       ======
Interest Expense
  IBC, general partner of IGC                                                     $    8     $   --      $    8       $   --
                                                                                  ======     ======      ======       ======


BALANCE SHEET IMPACT:
                                                                                              Increase                 Increase
                                                                                  Balance     (Decrease)   Balance     (Decrease)
                                                                               September 30, in Reserves December 31, in Reserves
                                                                                   1998          1998        1997         1997
                                                                               ------------- ----------- ------------ -----------
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  818       $ (35)      $ 552        $ 111
  Affiliate of IBC, general partner
    of IGC                                                             (B1)           79         (60)         51           (9)
  Affiliate of James Michael Wilson, trustee,
    IGC director and James J. Wilson, IGC
    director                                                                          69          --          20           --
                                                                                  ------       -----       ------       -----
                                                                                  $  966       $ (95)      $  623       $ 102
                                                                                  ======       =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former IGC                      Interest 10%
    director, secured by land                    matured April 1,
                                                 1998, paid            (A1)       $   --       $  --       $  980       $  --
  Affiliate of a former IGC                      Interest 10%
    director, secured by land                    payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,077          --        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matured June 29,
                                                 1998, paid            (A2)           --          --        2,520          --
                                                                                  ------       -----       ------       -----
                                                                                  $2,077       $  --       $5,588       $ 388
                                                                                  ======       =====       ======       =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions, paid   (C2)       $   --       $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   trustee, IGC director                                               (B)             8          --           12          --
  IBC, general partner of IGCdemand                                                   28          --          (39)         --
                                                                                  ------       -----       ------       -----
                                                                                  $   36       $  --       $  654       $  --
                                                                                  ======       =====       ======       =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (C3)       $  277       $  --       $  121       $  --
                                                                                  ======       =====       ======       =====

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

     (2) The collectibility of management fee receivables are evaluated quarterly. Any increase or decrease in the reserves are reflected as additional expenses or recovery of such expenses.

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

     (4) James J. Wilson, as a former general partner of IGP, was entitled to priority distributions made by each housing partnership in which IGP is the general partner. If IGP received a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson received the entire distribution. If IGP received a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson received the first 1% of such total.

(6)  PURCHASE OF MINORITY INTEREST IN LDA

     On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,100,000 and assumed a $472,000 deferred tax obligation. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank.
The loan bears interest at prime plus 1%, matures in one year and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA.

(7)  PUERTO RICO EXPROPRIATION

     During the third quarter 1998, a Puerto Rico government agency expropriated 52 cuerdas located in Parque El Comandante and deposited $784,000 into an account for the Company. The $784,000 was based on appraisals that were over five years old that do not reflect the current market value. The Company believes that the market value is significantly higher and therefore has begun the appeal process to increase the amount of payment received for this land to the current market price. As a result of this transaction during the third quarter, the basis of the land was removed from inventory but no corresponding income was recorded. This transaction will be recorded as a sale in the period that the Company and the government agree upon the fair market value of this property.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               BALANCE SHEET
                         AS OF SEPTEMBER 30, 1998





                                  ASSETS


Total Assets                                                        $ --
                                                                    ====



                      LIABILITIES AND OWNERS' EQUITY


Owners' Equity
   Common Stock $.01 par value, 10,000,000 shares
   authorized, one share outstanding                                $ --
                                                                    ====

































    The accompanying notes are an integral part of this balance sheet.

                    AMERICAN COMMUNITY PROPERTIES TRUST

                          NOTES TO BALANCE SHEET

                            September 30, 1998




Organization

     On March 17, 1997, American Community Properties Trust ("ACPT") was formed as a real estate investment trust under Article 8 of the Maryland Trust Law. On August 18, 1998 ACPT issued one common share to its sole owner, Interstate General Company L.P. ("IGC"). ACPT was formed to succeed to most of IGC's real estate operations.

     On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the principal real estate operations and assets of IGC. In exchange ACPT issued to IGC 5,207,952 common shares of ACPT, all of which were distributed to the partners of IGC.

     As of September 30, 1998, ACPT had not commenced operations, and therefore no statements of operations or cash flows have been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $5,510,000 to $12,955,000 during the nine months ended September 30, 1998, compared to sales of $7,445,000 during the nine months ended September 30, 1997. The increase was attributable to residential lot sales in Puerto Rico of $7,900,000 which are sold to homebuilders in bulk. The gross profit margin for the nine months ended September 30, 1998 increased to 38%, as compared to 36% in the same period of 1997. This increase was due primarily to the sales mix. During the first nine months of 1998, 28% of the sales revenue was generated by sales of U.S. commercial parcels, compared to 11% in the first three quarters of 1997. Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $3,945,000 for the nine months ended September 30, 1998, as compared to $3,756,000 in the same period in 1997. The increase is primarily attributable to a 2% increase in rental revenues and a less than 1% decrease in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased 18% to $1,144,000 during the first nine months of 1998, as compared to $938,000 during the first nine months of 1997. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture during the first nine months of 1998, as compared to the first nine months of 1997, offset in part by reduced earnings from rental partnerships that paid refinancing fees.

Management and Other Fees.

     Management and other fees decreased 21% to $2,518,000 in the first nine months of 1998, as compared to $3,038,000 in the same period in 1997. This decrease is primarily due to a reduction of $435,000 in fees earned from the refinancing of certain apartment complexes and a reduction of $230,000 in fees recognized related to prior periods earned during the nine months ended September 30, 1997, offset by $100,000 of incentive fees earned during the first nine months of 1998.

Interest Expense.

     Interest expense decreased 5% to $2,726,000 during the nine months ended September 30, 1998, as compared to $2,852,000 for the nine months ended September 30, 1997. This decrease is primarily attributable to a $5,374,000 decrease in outstanding debt from September 30, 1998 as compared to September 30, 1997.

General and Administrative Expense.

     General and administrative expenses decreased 11% to $4,289,000 for the nine months ended September 30, 1998, as compared to $4,765,000 for the same period of 1997. This decrease is a result of the recognition during 1998 of previously reserved management fee receivables.

Spin-off Costs.

     Costs of $1,831,000 related to the restructuring of the Company were recognized as an expense for the nine months ended September 30, 1998, as compared to $300,000 for the same period of 1997.

For the Three Months Ended September 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue decreased $1,132,000 to $746,000 during the three months ended September 30, 1998, compared to sales of $1,878,000 during the three months ended September 30, 1997. The decrease was attributable to a commercial sale in Puerto Rico of $1,500,000 during the third quarter of 1997 and no such sale in the comparable 1998 period. The gross profit margin for the nine months ended September 30, 1998 decreased to 10%, as compared to 32% in the same period of 1997. This decrease was due primarily to the absorption of period costs by less sales revenue in the third quarter 1998 as compared to the third quarter 1997 and the sales mix. During the third quarter of 1998, 12% of the sales revenue was generated by sales of commercial parcels, as compared to 80% in the third quarter of 1997. U.S. commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. Eighty-eight percent of the sales were generated by residential sales in the three months ended September 30, 1998, as compared to 20% in the same period of 1997.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $1,294,000 for the three months ended September 30, 1998, as compared to $1,224,000 in the same period in 1997. This increase is primarily due to a 1% increase in rental revenues and a 5% decrease in operating expenses.
The decrease in operating expenses is a result of a decrease in maintenance expenses and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased $211,000 to $498,000 during the three months ended September 30, 1998, as compared to $287,000 during the three months ended September 30, 1997. This increase is primarily attributable to an increase in earnings from the homebuilding joint venture during the three months ended September 30, 1998, as compared to the same period of 1997.

Management and Other Fees.

     Management and other fees remained constant at $769,000 for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

Interest Expense.

     Interest expense increased 3% to $983,000 during the three months ended September 30, 1998, as compared to $951,000 for the three months ended September 30, 1997. This increase is a result of increased outstanding loan balances during the third quarter of 1998 as compared to the same quarter in 1997.

General and Administrative Expense.

     General and administrative expenses decreased 29% to $1,173,000 for the three months ended September 30, 1998, as compared to $1,512,000 for the same period of 1997. This decrease is primarily attributable to the recognition during 1998 of previously reserved management fee receivables.

Spin-off Costs.

     Costs of $783,000 related to the restructuring of the Company were recognized as an expense for the three months ended September 30, 1998, as compared to $300,000 for the three months ended September 30, 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $1,451,000 and $2,127,000 at September 30, 1998 and December 31, 1997, respectively. This decrease was attributable to $13,524,000 and $5,685,000 used in investing and financing activities, respectively, offset by $18,533,000 provided by operating activities. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales, accounts payable and accrued liabilities and collection of notes receivable. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and deposits into escrow accounts. During the first nine months of 1998, the Company paid down debt by $2,246,000 net of advances, purchased a subsidiary's minority interest for $3,100,000 and distributed $209,000 to the Unitholders.

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     Over the past several years, the Company's cash flows have been constrained because of the terms of its existing debt agreements and the reluctance of lenders to provide financing in the U.S. as a result of IGC's wetlands litigation. As a result, substantially all of the cash generated has been used to pay debt service requirements with existing lenders. This resulted in limited opportunities for new construction and development in the U.S. The Banc One financing closed in 1997 provided funding to commence construction in Fairway Village, the third village in St. Charles, and allows the Company to retain a greater portion of its U.S. land sales proceeds. The Company currently has other development projects in various stages of completion. Substantially all of the projects under construction have sufficient development loans in place to complete the construction.

     The Company's principal demands for liquidity are expected to be the continued funding of its current debt service and operating costs. Management expects to obtain additional funding which can be used by ACPT to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $14,702,000 of loans that are due in the next twelve months are expected to satisfy the Company's capital needs for the next year. However, there are no assurances that these funds will be generated.

Debt Summary

     As of September 30, 1998, the consolidated rental properties with a net asset book value of $38,000,000 were encumbered by $39,000,000 of non-recourse debt. The remaining assets with a book value of $77,000,000 are substantially all collateralized by $33,800,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date      9/30/98
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+6.5%     7/31/04      $10,000
Banc One-development loan (a)      4,000  P+6.5%     7/31/04        1,905
Banc One-remediation loan (a)      5,000  P+6.5%     7/31/04        3,578
First Bank-term loan (b)           9,865  P+1.5%     6/30/99        6,399
First Bank-construction loan (b)   5,500  P+1.5%     9/30/98          463
First Bank-construction loan (b)   8,350  P+1.5%    12/31/00        2,523
RG-Premier Bank (c)                1,641  P+1.5%     4/30/99        1,317
Citibank (d)                         969  (e)         demand          905
Washington Savings Bank (e)        1,317  9.5%       9/30/99          923
Banco Popular (f)                  5,600  P+1.0%     7/30/99        5,600

Other miscellaneous                  264  Various    Various          187
                                 -------                          -------
                                 $53,506                          $33,800
                                 =======                          =======

      (a) The three notes are cross-collateralized by substantially all of the U.S. land and the U.S. and Puerto Rico future cash entitlements pursuant to its ownership interest in the housing partnerships. Interest is paid monthly. The loan agreement calls for a minimum of $2,000,000 principal curtailments in 1998, and $3,000,000 in each of the following six years. In addition, IGC is to establish a $1,000,000 development reserve during 1998. It is IGC's intention to meet the required payments from land sales and proceeds from the refinancing of a rental property. On each anniversary date, IGC is to pay an additional fee, 1% in 1998 and 1999, increasing 1/2% in the following four years, and grant an option to the lender to purchase an additional 75,000 Units at a strike price to be determined after the restructure. The loan agreement covenants include restrictions on additional indebtedness of IGC and St. Charles Community LLC. The loan agreement contains a cross default provision for any amounts in excess of $1,000,000 past due for 45 days after demand notification. On October 1, 1998, in connection with the restructuring plan, Banc One released its lien on the investment properties in exchange for pledge of the stock in four major subsidiaries and an increased interest rate to prime plus 6.5%. The interest rate reverted back to prime plus 2.5% when the security interests in the investment properties were reestablished on November 13, 1998.

      (b) The three notes are cross collateralized by the Puerto Rico land assets. The interest is paid monthly from an interest reserve. Principal payments are funded through the partial release prices of the collateral. IGC expects to extend the maturity date of these loans. The loan agreement covenants include restrictions on distributions by LDA and additional indebtedness of LDA and cross default provisions for other loan payment defaults.

      (c) The note requires monthly principal payments of $27,000 and is secured by three mortgage notes receivable totalling
           $2,717,600. Interest is paid monthly by advances under the loan agreement.

      (d) The note requires monthly payments of interest calculated at 250 basis points over the cost of funds, 8.1875% at September 30, 1998.

      (e) The note requires monthly payments of interest and is collateralized by the land under development for 115 townhome lots in St. Charles, Maryland. The loan is to be repaid from the sale of townhome lots that are currently under an option contract.

      (f) The note requires monthly payment of interest, calculated at 1% over the prime rate, 9.5% at September 30, 1998. The note is secured by 549 acres comprising Parque El Comandante, and the assignment of the purchased 20% partnership interest in LDA.

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

Current State of Readiness:

     The systems and applications that can critically affect the Company's operations due to the Y2K issue are its financial reporting and billing systems and those electronically controlled systems and equipment installed at the commercial and residential properties managed by the Company, many of which the Company holds an ownership interest. These systems include five accounting/billing applications, two time and attendance applications and the computer network systems on which they are installed and the telephone, security, elevator, HVAC, and other like systems installed at the Company's properties. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact the Company's operations.

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

     The hardware component of the Company's financial systems consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and tested for Y2K compliance. It has been found that two of the network operating systems maintained by the Puerto Rico division require minor upgrades to achieve Y2K compliance. These upgrades are available from the publisher at no cost and are expected to be installed and tested by December 1998. The remaining information technology "IT" hardware has been verified to be Y2K compliant.

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

     The Company does not separately track the internal costs incurred for the Y2K project. These costs are principally related to payroll costs for the Company's information systems and property management groups. The costs for the financial departments to perform the scheduled tests of the accounting and billing systems for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 30, 1998, St. Charles Community, LLC filed a complaint in the Circuit Court for Charles County, Maryland against the County Commissioners of Charles County and five individual members of the commission. The complaint presents a challenge to Charles County Ordinance No. 98-69, which became effective on October 1, 1998. That ordinance places a moratorium on the issuance of building permits for multi-family or townhouse developments in Charles County for the period of October 2, 1998 through March 15, 1999. The complaint alleges that the County's enforcement of the moratorium against St. Charles Community, LLC amounts to a breach of a 1989 settlement agreement between St. Charles Associates and the County. St. Charles Community, LLC is a successor in interest to the rights of St. Charles Associates under that agreement. The October 30, 1998 complaint also alleges that the procedure by which the moratorium ordinance was enacted violated Maryland law relating to open government meetings. The complaint seeks in excess of $7,000,000 in damages and an injunction preventing enforcement of the moratorium.

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

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10.1     First Modification to Credit Facility and   Filed herewith
         Second Amendment to Master Loan Agreement between Banc One Capital Partners IV, Ltd.,
         Interstate General Company L.P., American
         Community Properties Trust, St. Charles
         Community, LLC, James J. Wilson, J. Michael
         Wilson, Edwin L. Kelly, American Rental
         Properties Trust, American Rental Management
         Company, American Land Development U.S.,
         Inc., IGP Group Corp., and American Housing
         Properties L.P. dated October 1, 1998

10.2     Seventh Amendment to Second Amended and     Filed herewith
         Restated Certificate and Agreement of
         Limited Partnership of Interstate General
         Properties Limited Partnership S.E. dated
         October 1, 1998


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
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10.1 First Modification to Credit Facility and Second Amendment to Master Loan Agreement between Banc One Capital Partners IV, Ltd., Interstate General Company L.P., American Community Properties Trust, St. Charles Community, LLC, James J. Wilson, J. Michael Wilson, Edwin L. Kelly, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc., IGP Group Corp., and American Housing Properties L.P. dated October 1, 1998

10.2 Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998

27.      Financial Data Schedule