Form 10-K
period 1998-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1999-04-01
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO ______________ Commission file number 1-14369

                       American Community Properties Trust
          ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                     52-2058165
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           222 Smallwood Village Center, St. Charles, Maryland  20602
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (301) 843-8600
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act.

    TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Shares, $.01 par value           American Stock Exchange
                                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

     As of March 15, 1999 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $10,252,989. As of March 15, 1999, there were 5,191,554 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 1999 Annual Meeting of Shareholders to be held in June 1999 are incorporated by reference into Part III.

                    AMERICAN COMMUNITY PROPERTIES TRUST

                       1998 Form 10-K ANNUAL REPORT

                             TABLE OF CONTENTS



                                    PART I
                                    ------

                                                                 Page
                                                                 ----

Item 1.   Business                                                 3
Item 2.   Properties                                              13
Item 3.   Legal Proceedings                                       14
Item 4.   Submission of Matters to a Vote
            of Security Holders                                   15



                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Stock and
            Related Stockholder Matters                           16
Item 6.   Selected Financial Data                                 16
Item 7.   Management's Discussion and Analysis
            of Results of Operations and Financial
            Conditions                                            18
Item 7a.  Quantitative and Qualitative Disclosure about
            Market Risk                                           25
Item 8.   Financial Statements and Supplementary Data             25
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures               66



                                   PART III
                                   --------

Item 10.  Trustees and Executive Officers
            of the Registrant                                     66
Item 11.  Executive Compensation                                  66
Item 12.  Security Ownership of Certain
            Beneficial Owners and Management                      66
Item 13.  Certain Relationships and Related
            Transactions                                          66



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               67

                                  PART I


ITEM 1.   BUSINESS

     On March 17, 1997, American Community Properties Trust ("ACPT"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC"
"Predecessor"), was formed as a real estate investment trust under Article 8 of the Maryland Corporation Associations Code (the "Maryland Trust Law"). ACPT was formed to succeed to most of IGC's real estate assets.

     On October 5, 1998, IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed to the partners of IGC.

     ACPT is a self-managed holding company that owns all of the outstanding equity interests in American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land"), and IGP Group Corp. ("IGP Group") and all of the common stock of American Rental Properties Trust ("American Rental").

     ACPT is engaged in four principal lines of business: (i) ownership of rental apartment properties in the United States and Puerto Rico, (ii) community development in the United States and Puerto Rico, (iii) property management services in the United States and Puerto Rico, and (iv) development of commercial rental properties and/or ground leases in Puerto Rico. In addition, ACPT is engaged in limited condominium building operations in Puerto Rico. Set forth below is a brief description of these businesses.

RENTAL APARTMENT PROPERTIES.

United States.

     ACPT, indirectly through its real estate investment trust ("REIT") subsidiary, American Rental, and American Rental's limited partnership subsidiary, American Housing, hold interests in 13 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,246 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership. As non-recourse mortgages, the partners are not jointly and severally liable for the debt. HUD provides rent subsidies to residents of 993 of the apartment units and interest subsidies for 415 units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit program, and 200 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining units are leased at market rates.

     The partnership agreements of the U.S. apartment partnerships provide that American Housing will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner in seven of the partnerships. In two of these partnerships, American Housing also will receive 25.5% of the distributable surplus cash from operations as a limited partner. In five of the partnerships, American Housing will receive 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, American

Housing as general partner will share in 50% of the distributable cash flow from operations, refinancings and dispositions. In two of these partnerships, American Housing also will receive 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their contributions and American Housing's general partner's distributions increase to 50%, American Housing's limited partnership distributions will decrease to 25.5%. American Housing directly and indirectly will receive 100% of the distributable cash flow from operations in one of the partnerships.

     The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:

                            No. of    12/31/98    Occupancy   Expiration
                            Apt.    Project Cost      at      of Subsidy
                            Units  (in thousands)  12/31/98    Contract
                            ------ -------------- --------- --------------

Bannister Associates                                        1998  41 units
 Limited Partnership (1)      208      $ 5,145        95%   2017 167 units
Brookside Gardens
 Limited Partnership (2)       56        2,690        84%   N/A
Crossland Associates
 Limited Partnership (3)       96        3,309        91%   N/A
Fox Chase Apartments
 General Partnership (4)      176        7,941        95%   N/A
Headen House Associates
 Limited Partnership (5)      136        6,073        95%   2000
Huntington Associates
 Limited Partnership (6)      204       10,451        94%   2000
Lakeside Apartments
 Limited Partnership (7)       54        4,164        87%   N/A
Lancaster Apartment
 Limited Partnership (8)      104        4,974        95%   N/A
New Forest Apartments
 General Partnership (4)      256       13,836        92%   N/A
Palmer Apartments
 Associates Limited
 Partnership         (9)      152        5,758        86%   2000
Wakefield Terrace
 Associates Limited                                         1998  40 units
 Partnership        (10)      204        6,449        87%   2020 164 units
Wakefield Third Age
 Associates Limited                                         1998  20 units
 Partnership        (11)      104        3,181        99%   2019  84 units
Essex Apartments
 Associates Limited
 Partnership        (12)      496       19,288        97%   2000
                            -----      -------
                            2,246      $93,259
                            =====      =======

      (1) Receives subsidies under the National Housing Act up to a maximum of $184,020 per year.
      (2) Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.

      (3)  Not subsidized.
      (4) Not subsidized, but 20% of the units are subject to income guidelines set by Sections 4a and 103b of the Internal Revenue Code of 1954.
      (5) Receives subsidies under the National Housing Act up to a maximum of $1,369,008 per year.
      (6) Receives subsidies under the National Housing Act up to a maximum of $2,066,040 per year.
      (7) Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
      (8) Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
      (9) 56 units are subsidized and receive subsidies under the National Housing Act up to a maximum of $474,432 per year. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
      (10) Receives subsidies under the National Housing Act up to a maximum of $194,220 per year.
      (11) Receives subsidies under the National Housing Act up to a maximum of $90,480 per year.
      (12) Receives subsidies under the National Housing Act up to a maximum of $3,326,592 per year.

Puerto Rico.

     In addition, ACPT, indirectly through its partnership subsidiary IGP Group, and IGP Group's partnership subsidiary IGP, holds interests in 9 Puerto Rico apartment partnerships that own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which are subject to rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships are financed by mortgages that are non-recourse to the partners.

     Two of the partnership agreements of the Puerto Rico apartment partnerships provide that IGP currently receive 50% of the net cash flow from operations. In the remaining seven partnerships, IGP receives a 0% to 5% interest in profits, losses and net cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share in 50% to 60% of cash distributions from operations, refinancing and disposition. As a result of loans made to six of the Puerto Rico apartment partnerships, IGP also holds notes payable by such partnerships that are required to be paid prior to the making of distributions from the partnerships from refinancing, sale or other capital events.

     ACPT intends to benefit from certain projected trends in Puerto Rico. Puerto Rico is estimated to have approximately 3.7 million inhabitants at present, and the Puerto Rico Planning Board projects its population to continue to grow. While the population has increased, the size of a typical Puerto Rican family has decreased, resulting in a need for additional housing. This trend is expected to continue. Construction activity in the residential sector has shifted from construction of single-family homes to multi-family construction such as walk-up condominiums. Per capita personal income increased to $7,882 in fiscal year 1996 from $7,374 in 1995 and $7,079 in 1994. The economy of Puerto Rico registered a real growth of 3.2% during fiscal year 1997 in its gross product, compared with increases of 3.3% in 1996, 3.4% in 1995 and 2.5% in 1994.

     The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:

                            No. of    12/31/98    Occupancy   Expiration
                            Apt.    Project Cost      at      of Subsidy
                            Units  (in thousands)  12/31/98    Contract
                            ------ -------------- --------- --------------

San Anton (1)                 184     $  4,642        99%         1999
Monserrate I (2)              304       11,570        99%         1999
Alturas del Senorial (3)      124        4,667        98%         1999
Jardines de Caparra (4)       198        7,372       100%         2000
Colinas de San Juan (5)       300       12,094        99%         2001
Bayamon Gardens (6)           280       13,660       100%         2011
Vistas del Turabo (7)          96        3,371        98%         2021
Monserrate II (8) (9)         304       12,339        99%         2020
Santa Juana (8) (10)          198        7,510        99%         2020
Torre De Las Cumbres (8) (11) 155        6,646       100%         2020
De Diego (8) (12)             198        7,556        99%         2020
Valle del Sol (13)            312       15,295        99%         2003
                            -----     --------
                            2,653     $106,722
                            =====     ========

      (1) Receives subsidies under the National Housing Act up to a maximum of $1,339,200 per year.
      (2) Receives subsidies under the National Housing Act up to a maximum of $1,916,464 per year.
      (3) Receives subsidies under the National Housing Act up to a maximum of $570,672 per year.
      (4) Receives subsidies under the National Housing Act up to a maximum of $891,048 per year.
      (5) Receives subsidies under the National Housing Act up to a maximum of $1,339,200 per year.
      (6) Receives subsidies under the National Housing Act up to a maximum of $1,512,144 per year.
      (7) Receives subsidies under the National Housing Act up to a maximum of $477,148 per year.
      (8) This property is owned by Carolina Associates L.P., a Maryland limited partnership in which IGP holds a 50% interest.
      (9) Receives subsidies under the National Housing Act up to a maximum of $1,541,280 per year.
      (10) Receives subsidies under the National Housing Act up to a maximum of $994,032 per year.
      (11) Receives subsidies under the National Housing Act up to a maximum of $813,444 per year.
      (12) Receives subsidies under the National Housing Act up to a maximum of $994,032 per year.
      (13) Receives subsidies under the National Housing Act up to a maximum of $2,196,792 per year.

Government Regulation.

     HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the amounts that the government deems the residents are able to afford. Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate which provides a corresponding reduction in resident rental rates. In order to comply with the requirements of Section 8 and Section 236, residents are screened by American Management or IGP for eligibility under HUD guidelines. Subsidies are provided according to the terms of long-term contracts between the federal government and the apartment partnerships.

     Cash flow from those projects whose mortgage loans are still insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "State Financing Agencies") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. The regulatory agreements also require that if the cash from operations generated by certain apartment properties has exceeded the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee of the property and controlled by HUD or the applicable State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

     The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico and any new apartment properties developed by ACPT in the U.S. most likely will offer market rate rents.

     The subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 1999 and 2020. In addition, the long term subsidy contracts for six Puerto Rico properties that are scheduled to expire in 2011, 2020 or 2021 may be cancelled by the applicable Puerto Rico apartment partnership in 2000 (for contracts to expire in 2020) or 2001 (for contracts to expire in 2011 or 2021) and thereafter every five years until expiration. Under a recently enacted law, HUD may renew expiring subsidy contracts on a year to year basis, and ACPT intends to seek the renewal of expiring subsidy contracts for its U.S. properties. Depending on market conditions, ACPT intends to convert to condominiums apartment properties in Puerto Rico that have subsidy contracts that expire over the next several years. Two such conversions are currently in progress. See "Condominium Conversion."

     HUD also is seeking Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live. This can potentially impact the income stream of certain properties. However, ACPT intends to actively maintain its properties in a manner designed to preserve their values and retain residents.

     HUD also is exploring a program known as "portfolio re-engineering" or "mark-to-market." This would assist owners of Section 8 and HUD-insured properties that could not meet loan obligations under the proposed resident-based voucher system. ACPT will monitor the progress of this proposal and its impact on the properties in which it holds interests through the apartment partnerships.

Competition.

     ACPT's investment properties that receive rent subsidies are not subject to the market conditions that affect occupancy at properties with market rate rents. These subsidized properties average approximately 99% occupancy rates year round. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units may benefit.

CONDOMINIUM CONVERSION.

Puerto Rico.

     Most of the apartment properties in Puerto Rico were designed, located and maintained with the expectation that they might be converted into condominiums upon the expiration of subsidy contracts 20 to 40 years after construction. The existing debt on most of the Puerto Rico apartment properties is low when compared to present values. In addition, the demand for centrally located residential units within the San Juan metropolitan area, coupled with the acceptance of the condominium concept in Puerto Rico, make condominium conversions of the Puerto Rico apartment units an attractive strategy.

     ACPT's indirect subsidiary IGP has a record of success in this conversion procedure, having previously converted 1,800 units in Puerto Rico owned by IGP and certain affiliates. These were properties which proved to be unsuccessful as market rent apartments. Their conversion to condominiums permitted IGP and the affiliates to profit from these properties despite a relatively high debt structure.

     Currently, IGP is in the process of converting two former apartment properties, Monte de Oro and New Center, into condominiums. Construction of the improvements to be made at the properties commenced in May 1998 and is expected to be completed by the end of the third quarter in 1999. All units at both properties are targeted to be sold by early 2000.

     The subsidy contracts for six of the properties owned by the Puerto Rico Apartment Partnerships expire no later than 2003, and the contracts for the remaining properties may be cancelled by the applicable partnership in either 2000 or 2001 and every five years thereafter. ACPT currently intends to convert some or all of such properties into condominiums upon the expiration or cancellation of the contracts.

United States.

     Because of the risk that sales of condominium units by American Housing would constitute "prohibited transactions" under the rules governing REITs, which would subject the profits from such sales to a 100% tax, ACPT currently does not intend to convert any of the properties owned by the U.S. Apartment Partnerships into condominiums.

COMMUNITY DEVELOPMENT.

     ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land located in the master planned communities of St. Charles, Maryland, and Parque Escorial, in Carolina, Puerto Rico. The land in both communities is being developed by ACPT and its affiliates for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, and commercial and industrial uses. ACPT may also develop for residential use certain land adjacent to the site of a planned commercial development in Canovanas, Puerto Rico.

St. Charles.

     ACPT, indirectly through American Land, owns more than 4,500 acres for development in the planned community of St. Charles. St. Charles contains a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

     Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the current population of Charles County is in excess of 115,000, up from 101,000 in 1990, and is projected to increase from 123,200 in 2000 to 166,500 in 2015. The real property tax base has increased from $547 million in 1980 to $2.3 billion in 1998, with the residential base accounting for 77% of the total. The 1996 median effective household buying income in Charles County is estimated at $49,371, ranking it third in Maryland. The DPGM has determined that the number of residential building permits have increased yearly from 1993, when 962 permits were issued, to 1998, when 1,454 permits were issued.

     St. Charles is comprised of five separate villages: Smallwood Village, completed, Westlake Village, which has been substantially completed, Fairway Village, currently under development, and Piney Reach and Wooded Glen. Each village consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18-hole public golf course. Each community is planned for a mix of residential housing, including detached homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 5,000 to 8,000 square feet.

     IGC's development of St. Charles as a planned unit development ("PUD") began in 1972 when a comprehensive planned unit development for St. Charles was approved by the County. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 1998, there were over 11,000 completed housing units in St. Charles, including Carrington Neighborhood which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.2 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached homes, townhomes, apartment complexes, and commercial and industrial development.

     The third village, Fairway Village, so named for the existing 18-hole public golf course which it surrounds, is currently being developed. Its master plan provides for 3,346 dwelling units consisting of 1,287 acres of land including an industrial park and 40-acre commercial center.

     The last two villages, Wooded Glen and Piney Reach, which include approximately 3,000 acres, are planned for development after the completion of Fairway Village. The total number and mix of residential units must be approved by the County Commissioners before development can begin on these two villages and there can be no assurances that the total of 24,730 units in the master plan can be attained.

Government Approvals

     The St. Charles master plan has been incorporated in Charles County's comprehensive zoning plan. In addition, the Charles County government has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles is subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.

     The Charles County government recently enacted a zoning text amendment which imposed more stringent standards for the construction of townhomes and for the zoning of townhome land outside of St. Charles. We do not expect that this amendment will affect the number of units built in St. Charles. However, it will affect the selling price of the new townhomes built in the county, including St. Charles.

Competition

     Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new home buyers within a five mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640 unit project being developed by Miller & Smith and Southwinds, a 367 unit project being developed by Washington Homes. Smaller projects are being developed by more than 20 other developers. This is the result of several major national and regional homebuilders becoming attracted by the growing marketplace. According to DPGM, Charles County residential building permits have increased yearly from 1993, with 962 in 1993, 964 in 1994, 965 in 1995, 1,090 in 1996 and 1,232 in 1997 and 1,454 in 1998. In this very price sensitive market, ACPT attempts to position St. Charles to provide among the lowest priced building lots and homes while offering more amenities than the competition. ACPT intends to continue this strategy.

Environmental Impact

     Management of ACPT believes that the St. Charles master plan can be completed with respect to ACPT's properties without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. The historical use of the land has been farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Corps for Sheffield Neighborhood, the next phase of residential development containing 1,642 dwelling units. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while plans are being reviewed by local, state and federal agencies for environmentally sensitive areas.

     ACPT's predecessor, IGC, remains party to certain litigation regarding the development of wetlands. As a result of the restructuring, the property held by ACPT in St. Charles is not the subject of that litigation.

Parque Escorial.

     ACPT, indirectly through American Land, IGP Group and IGP holds a 100% interest in LDA, which in 1989 acquired the 431 acre site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1992 and contemplates the construction of 2,700 dwelling units of various types on 312 acres and the development of 120 acres for commercial, office and light industrial uses. LDA has developed and sold 147 acres, and continues to own 285 acres of developed and undeveloped land at this site which has been established as the planned community of Parque Escorial. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

     Development of Parque Escorial began in 1994 with the sale of 61 acres of commercial land to Wal-Mart. Wal-Mart and Sam's Club stores, each consisting of 125,000 square feet, opened in 1995. Since then 200,000 square feet of commercial space has opened on that site. An additional 14 acres of commercial land have been sold subsequently by LDA for prices up to $1.1 million per acre. Residential development began in 1996 and 1,081 units have settled. Of these, 216 units are "walk-up" condominiums built and sold by a joint venture 50% owned by IGP Group.

     In January 1998, construction of the office park encompassing 23 acres of saleable land began. In December 1998, LDA transferred title to ELI S.E., a special partnership in which LDA holds a 48% interest, a 7 acre site on which a 150,000 square foot building is presently being built to be leased to the State Insurance Fund of Puerto Rico, a government agency, for thirty years at the end of which the leasee can acquire it for $1. For income tax purposes, the lease is considered a finance lease, therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax free. The tax free status stays intact when ELI distributes its income to the Company. Site improvements for the next residential phase comprising 872 units will commence in June 1999 for delivery to homebuilders in June 2000.

Government Approvals

     Parque Escorial's master plan has been approved but specific site plans are subject to planning commission review and approval. LDA has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide for adequate water and sewer capacity for the first 2,200 units, which includes the commercial space.

     ACPT believes that in addition to developing commercial land for sale, opportunities exist for ACPT to develop commercial rental properties in Puerto Rico.

Competition

     The scarcity of developable land in the San Juan metropolitan area creates a favorable market for home sales at Parque Escorial. Competition for home sales is expected primarily from small scale condominium projects in areas considered to be similar or less desirable than Parque Escorial.

Furthermore, it is one of only two master planned communities currently under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. In addition, Encantada's developer is building all the homes in the community, while Parque Escorial features six different projects in its first phase, providing more selections for the consumer.

Environmental Impact

     Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 11.87 acres of wetlands impacted by its development of the shopping center site and other land.

COMMERCIAL RENTAL PROPERTIES.

     LDA also owns a parcel of land of approximately 540 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. At present, LDA is evaluating the viability of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater with a capacity of 20,000, and an amusement park. LDA is in the process of securing all necessary zoning approvals, utilities endorsements and approvals for infrastructure for development of all sites. On June 3, 1998, LDA entered into an agreement pursuant to which LDA will construct and lease movie studio facilities to an entity specializing in renting such facilities. Portions of the land may also be developed for residential use if commercial development or leasing is not feasible.

PROPERTY MANAGEMENT.

     ACPT, indirectly through its subsidiary American Management, operates the property management business in the United States. In connection with this business, American Management will earn fees from the management of 4,176 rental apartment units, including 2,246 units in which ACPT holds an ownership interest. Management fees for the 2,246 units are based on a percentage of rents ranging from 2.5% to 10.4%. The management contracts for these properties have terms of one or two years and are customarily renewed upon expiration but may be terminated on 30 days notice by either party. Management fees for other apartment properties range from 2.5% to 3.5% of rents.

     In addition, IGP earns fees from the management of 2,653 rental apartment units owned by the 9 Puerto Rico Apartment Partnerships, in which the Company holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.25% to 7.5% and the management contracts for these properties have terms of one or two years and are customarily renewed upon expiration. IGP also is entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico Apartment Partnerships. Upon the conversion of such units to condominiums, the number of units under management, and the corresponding management fees, will be reduced. However, IGP would receive fees in connection with managing the conversion process.

     IGP currently manages 918 rental apartments owned by a non-profit entity which acquired the units from IGP in 1996 under the provisions of LIHPRHA. The management agreements for these properties expire April 1, 2001. In addition, IGP manages 511 units owned by the Puerto Rico Housing Finance Agency. These units are expected to be converted to condominiums in 1999 by entities other than IGP, at which time IGP will cease to receive said management fees.

HOMEBUILDING IN PUERTO RICO.

     ACPT, through IGP Group, holds a 50% interest in Escorial Builders S.E., a Puerto Rico partnership ("Escorial Builders"), which is a construction joint venture at Parque Escorial. The remaining interest in the joint venture is held by an unrelated third party which is the general contractor for the project. Escorial Builders has acquired lots at Parque Escorial on which it is building 216 "walk-up" condominium units. As of December 31, 1998, 123 units have been closed with the balance expected to close in 1999. Escorial Builders is not expected to develop any additional projects. However, IGP Group, on its own or through joint ventures, may construct additional projects if an appropriate opportunity arises.

ITEM 2.   PROPERTIES

     ACPT owns real property located in Maryland and Puerto Rico. As of December 31, 1998, the Company's community development land holdings consisted of the following:

Charles County, Maryland
  Finished inventory-
    Residential lots                                               109
    Commercial, office or light industrial acres                    83
  Under development-
    Residential lots                                               551
    Commercial, office or light industrial acres                   110
  Pre-development - master plan approved
    Residential lots                                             2,686
    Commercial office or light industrial acres                    510
  Held for future development acres                              3,071

Carolina, Puerto Rico
  Finished inventory-
    Residential lots                                                --
    Commercial, office or light industrial acres                    15
  Under development-
    Commercial, office or light industrial acres                    13
  Pre-development
    Residential lots                                               872
  Held for future development acres                                135

Canovanas, Puerto Rico
  Held for future development acres                                540

     The Company holds an interest in a non-consolidated homebuilding joint venture in Puerto Rico. As of December 31, 1998, it had 64 units under construction.

     The Company also holds interests in partnerships that own properties in the United States and Puerto Rico as further described in Item I of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     St. Charles has been zoned as a planned unit development that allows construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. The County has agreed to provide sufficient sewer and water connections for all housing units remaining to be developed in St. Charles. IGC and SCA are involved in litigation with the County regarding (1) the level of sewer and water fees that may be imposed and (2) the level of school construction impact fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for the repayment of excessive sewer and water fees and school construction impact fees paid by them in the past.

     The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court for Charles County, Maryland. That litigation was filed in June 1989 and is continuing. The litigation originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the county, IGC, and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water fees; and (3) to what degree SCA and IGC are entitled to recover what they regard as excessive sewer and water fees they have paid in the past. The Circuit Court has ruled in SCA and IGC's favor that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court. The Court's rulings are on appeal to Maryland's Court of Special Appeals. As a result of IGC's restructure, St. Charles Community, LLC has been added as an additional party to that appeal. SCA has commenced an action in Maryland Tax Court, which is a State administrative agency, to recover what it regards as excessive sewer and water fees that have been paid in the past. That case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February 1997.

     SCA's and IGC's claims for the refund of excessive school impact fee claims paid to the County in the past are being pursued in the Maryland Tax Court as well, in actions entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (filed October 1994), and 98-MI-0083 (filed February 6, 1998). In those cases SCA and IGC are seeking both repayment of past excessive school impact fees paid to the County and a ruling as to the nature of their rights to credits against school impact fees for school sites that they have donated to the County. On December 15, 1998, the Circuit Court for Charles County, on appeal from a ruling of the Tax Court, ruled that certain of SCA's and IGC's refund claims had not been filed on a timely basis. SCA and IGC have appealed that ruling to Maryland's Court of Special Appeals.

     SCA and IGC assigned their rights under the settlement agreement to St. Charles Community, LLC with respect to the land transferred to St. Charles Community, LLC, but retained its rights to any repayment or refund of the water and sewer service and connection fees and school impact fees with respect to any construction or building activity on the land in St. Charles prior to the dates of transfer to St. Charles Community, LLC.

     On October 30, 1998, St. Charles Community, LLC filed a complaint in the Circuit Court for Charles County, Maryland against the County Commissioners of Charles County and five individual members of the commission. The complaint presents a challenge to Charles County Ordinance No. 98-69, which became effective on October 1, 1998. That ordinance places a moratorium on the issuance of building permits for multi-family or townhouse developments in Charles County for the period of October 2, 1998 through March 15, 1999. The complaint alleges that the County's enforcement of the moratorium against St. Charles Community, LLC amounts to a breach of a 1989 settlement agreement between St. Charles Associates and the County. St. Charles Community, LLC is a successor in interest to the rights of St. Charles Associates under that agreement. The October 30, 1998 complaint also alleges that the procedure by which the moratorium ordinance was enacted violated Maryland law relating to open government meetings. The complaint seeks in excess of $7,000,000 in damages and an injunction preventing enforcement of the moratorium. Subsequent to the filing of the complaint, the moratorium ended with the result that the aspect of the complaint that seeks injunctive relief is now moot.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The ACPT shares are traded on the American and the Pacific Stock Exchanges under the symbol "APO". The following table sets forth, for the periods indicated, the high and low sales prices per ACPT share as reported in the consolidated transaction reporting system, and cash distributions paid to shareholders during these periods. ACPT shares commenced public trading on October 6, 1998.

                              Cash Dividends     Price Range of ACPT Shares
                            ------------------   --------------------------
                             Total   Per Share       High           Low
                            -------- ---------   ------------    ----------
     1998 October 5 to:
          December 31       $259,578   $.05          $7-1/8       $3-3/4

     As of the close of business on March 15, 1999, there were 244 shareholders of record. As of March 15, 1999, the closing price reported by the American Stock Exchange was $4.25 per share.

     Future distributions by the Company will be at the discretion of the Board of Trustees. The Board of Trustees will review the adequacy of the Company's distribution rate quarterly. Future distributions by the Company will depend on its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth financial and operating information of ACPT for the five year period ended December 31, 1998 as if it had been a separate company operating for all periods presented. It should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                            Year Ended December 31,
                                                 --------------------------------------------
                                                  1998     1997     1996       1995     1994
                                                 ------   ------   ------     ------   ------
                                                                 (In thousands)
Income Statement Data:
  Land sales                                     $16,670  $13,165  $13,674    $15,441  $21,168
  Rental property revenues                         8,979    8,737    7,577      4,642    4,537
  Equity in earnings from partnerships
    and developer fees                             1,638    1,509   16,585      2,514    4,878
  Management and other fees                        3,447    3,775    4,816      3,894    3,507
  Interest and other income                        1,031      943      982        693      649
  Total revenues                                  31,765   28,129   43,634     27,184   34,739
  Cost of land sales                              11,106    8,494    9,378      7,801   12,934
  Interest expense                                 3,724    3,820    4,433      4,263    4,337
  General and administrative expense               5,793    6,607    6,810      6,769    6,619
  Other operating expenses                         7,974    6,744    5,518      2,667    2,676
  Total expenses                                  28,597   25,665   26,139     21,500   26,566
  Minority interest                                 (697)    (600)    (444)      (511)    (680)
  Income tax (benefit) provision                   1,289      470    3,424      1,369    3,304
  Net income                                       1,182    1,394   12,695 (1)  3,804    4,189



                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                  1998     1997     1996       1995     1994
                                                 ------   ------   ------     ------   ------
                                                                 (In thousands)
Balance Sheet Data:
  Assets related to rental properties            $47,577  $47,421  $52,011    $35,561  $35,107
  Assets related to commercial properties          4,535       --       --         --       --
  Assets related to community
    development                                   57,683   61,647   63,000     59,309   49,490
  Cash and other assets                            8,371    6,054    5,565      7,083    7,491
  Total assets                                   118,166  115,122  120,576    101,953   92,088
  Debt related to rental properties
      Recourse                                     2,723      969    1,139      1,334    1,559
      Non-recourse                                38,662   39,101   39,508     22,650   22,771
  Debt related to community
    development
      Recourse                                    42,013   39,784   38,943     49,941   42,351
      Non-recourse                                    --    2,295    2,153      2,034    4,270
  Other liabilities                               18,035   16,957   18,745     12,781   10,961
  Total liabilities                              101,433   99,106  100,488     88,740   81,912
  Capital                                         16,733   16,016   20,088     13,213   10,176

Operating Data:
Rental apartment units
  managed at end of period                         8,139    8,139    8,139      8,085    8,085
Units under construction                              --       --       --         54       --
Community Development
  Residential lots sold                              399      231      406        113      101
  Residential lots transferred
    to joint venture                                  --      118       98         --       --
  Residential lots transferred
    to Company's rental
    property operations                               --       --       --         54       --
Commercial and business
  park acres sold                                     43       17        5         20       76
Undeveloped acres sold                                --      381       --          2       20

Other:
EBITDA (2)                                       $10,808   $8,704  $23,938    $10,706  $14,801

      (1) Includes a $932,000 reduction for an extraordinary item-early extinguishment of debt.
      (2) EBITDA - Earnings before interest, taxes, depreciation and amortization is presented as a comparative measurement tool. It is calculated by adding back to net income, interest expense, interest included in cost of sales, taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Forward-Looking Statements

     Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

General:

     On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed ("the Distribution") to the partners of IGC. The financial information below for periods prior to October 5, 1998, include the accounts of IGC for the operations and assets distributed to ACPT as if the distribution had occurred prior to January 1, 1996.

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Years Ended December 31, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $3,505,000 to $16,670,000 during the twelve months ended December 31, 1998, compared to sales of $13,165,000 during the twelve months ended December 31, 1997. The increase was attributable to residential lot sales in Puerto Rico in 1998 of $7,900,000 compared to 3,275,000 in 1996. The effect of this increase was offset in part by a reduction of residential sales in the U.S. during the 1998 period compared to 1997. The gross profit margin for 1998 decreased to 33%, as compared to 35% in 1997. This decrease was due primarily to the sales mix. During 1998, 64% of the sales revenue was generated by Puerto Rico land sales compared to 45% in 1997. U.S. land has historically produced higher gross profits due to their lower land basis.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $5,401,000 for the twelve months ended December 31, 1998, as compared to $5,140,000 in the same period in 1997. The increase is primarily attributable to a 3% increase in rental revenues and a less than 1% decrease in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased 9% to $1,638,000 during the twelve months ended December 31, 1998, as compared to $1,509,000 during the twelve months ended December 31, 1997. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture during 1998, as compared to the same period in 1997, offset in part by reduced earnings from the two rental partnerships that paid refinancing fees in 1998.

Management and Other Fees.

     Management and other fees decreased 9% to $3,447,000 in the twelve months ended December 31, 1998, as compared to $3,775,000 in the same period in 1997. This decrease is primarily due to a $375,000 reduction in fees earned from the refinancing of certain apartment complexes during 1998 as compared to 1997. In addition, during 1998 the Company recognized $230,000 less of management fees reserved in prior periods than it recognized in 1997. These amounts were offset in part by $200,000 of incentive fees earned during 1998 with no comparable fee earned during 1997.

Interest Expense.

     Interest expense decreased $96,000 to $3,724,000 during 1998, as compared to $3,820,000 in 1997. This 3% decrease is primarily attributable to a decrease in the average debt outstanding during the year ended December 31, 1998.

General and Administrative Expense.

     General and administrative expenses decreased 12% to $5,793,000 during the twelve months ended December 31, 1998, as compared to $6,607,000 during the same period of 1997. This decrease was primarily a result of a net reduction in bad debt expense of $903,000, which was primarily attributable to discounts on notes receivable of $801,000 in 1997, with $43,000 of similar expense in 1998.

Spin-off Costs.

     Costs of $2,324,000 related to the restructuring of IGC, the Predecessor, were recognized as an expense in 1998, as compared to $1,164,000 for the same period of 1997.

For the Years Ended December 31, 1997 and 1996

Community Development Operations.

     Community development land sales revenue decreased 4% to $13,165,000 during the twelve months ended December 31, 1997, compared to sales of $13,675,000 during the twelve months ended December 31, 1996. The decrease was attributable to a decrease in residential lot sales in Puerto Rico. These lots are sold to homebuilders in bulk, and in 1997 there were fewer sales transactions. In addition, the U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions and the delay in development of the next village, Fairway. Even though the sales were down, the gross profit margin during 1997 increased to 35%, as compared to 31% in the same period of 1996. This increase was due primarily to the sales mix. During 1997, 23% of the sales revenue was generated by an undeveloped bulk parcel, which had a low acquisition price. There were no similar sales during 1996.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 19% to $5,140,000 in the twelve months ended December 31, 1997, as compared to $4,332,000 during the same period in 1996. As of April 1, 1996 four additional partnerships were consolidated when they became majority owned through an acquisition of additional limited partnership interests.

Equity in Earnings from Partnerships and Developer Fees.

     During March 1996, IGC completed the sale of four Puerto Rico apartment projects. The properties, totaling 918 rental units, were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Equity in earnings decreased $15,076,000, to $1,509,000 during the twelve months ended December 31, 1997, as compared to $16,585,000 during the twelve months ended December 31, 1996. This decrease was primarily due to the $14,637,000 earned on the sales of the four properties during 1996, with no similar transaction in 1997.

Management and Other Fees.

     Management and other fees decreased 22% to $3,775,000 in 1997, as compared to $4,816,000 in 1996. This decrease was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA sales and the elimination of the management fees from four partnerships consolidated during the entire twelve months ended December 31, 1997, offset in part by fees of $724,000 earned from the refinancing of two apartment complexes in 1997.

Interest Expense.

     Interest expense decreased $613,000 to $3,820,000 during 1997, as compared to $4,433,000 in 1996. The decrease was primarily attributable to $500,000 in late fees incurred in 1996 and a decrease in the average debt outstanding during the 1997 period, offset in part by interest attributable to the additional four properties consolidated April 1, 1996, as discussed in Rental Property Revenues and Operating Results.

General and Administrative Expense.

     General and administrative expenses decreased by $203,000 to $6,607,000 during 1997 compared to $6,810,000 during 1996 as a result of management's continued focus on cost efficiency offset by a $754,000 increase in net bad debt expense primarily attributable to discounts on notes receivable.

Spin-off Costs.

     Costs of $1,164,000 related to the restructuring of IGC, the Predecessor, were recognized as an expense for the year ended December 31, 1997, as compared to $0 for the year ended December 31, 1996.

Liquidity and Capital Resources

     Cash and cash equivalents were $2,903,000 and $2,127,000 at December 31, 1998 and December 31, 1997, respectively. This increase was attributable to $17,818,000 provided by operations, offset by $14,787,000 and $2,255,000 used in investing and financing activities, respectively. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales, increased accounts payable and accrued liabilities and collection of notes receivable. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During 1998, the Company purchased a subsidiary's minority interest for $3,100,000 and distributed $469,000 to ACPT's shareholders and IGC's unitholders.

     The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans in place to develop the projects currently underway in St. Charles and Parque Escorial.

     The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $14,702,000 of loans that are due in the next twelve months are expected to satisfy the Company's financial requirements for the next year. However, there are no assurances that these funds will be generated.

Debt Summary

     Substantially all of ACPT's assets are encumbered by $45,000,000 of recourse debt and $39,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                  Maximum   Interest Maturity Outstanding
                                 Borrowings   Rate     Date     12/31/98
                                 ---------- -------- -------- -----------

Banc One-term loan                 $11,000  P+2.5%   7/31/04     $ 8,335
Banc One-development loan            4,000  P+2.5%   7/31/04       3,054
Banc One-remediation loan            5,000  P+2.5%   7/31/04       3,746
First Bank-term loan                 6,084  P+1.5%   6/30/99       6,084
First Bank-construction loan         8,350  P+1.5%   12/31/00      2,821
RG-Premier Bank                      1,641  P+1.5%   4/30/99       1,236
Citibank                               898  (d)      demand          898
Washington Savings Bank              1,317  9.5%     9/30/99         991
Banco Popular                        5,600  P+1.0%   7/30/99       5,600
Annapolis National Bank              2,460  P+1.0%   12/22/00      2,460
Monserrate Associates                1,885  P+1.0%   demand        1,825
Interstate General Company L.P.      7,500  P+1.5%   8/02/09       7,500
Other miscellaneous                    264  Various  Various         186
                                   -------                       -------
                                   $55,999                       $44,736
                                   =======                       =======

Material Negative Debt Covenants

     ACPT is subject to certain restrictive covenants by its debt instruments. The material negative covenants are as follows:

     ACPT is required to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required by LDA prior to making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

Outlook

     American Rental Properties Trust ("ARPT"), as a new REIT, has one taxable year to comply with certain REIT rules which it currently does not meet, including ownership of more than 50% of the REIT shares by less than five individuals ("The 5/50 test"). ARPT has until July 1, 1999 to comply with the 5/50 test. If they do not comply, ARPT will become taxed as a U.S. C corporation and will not be allowed to reapply for REIT status for five years.

Year 2000

What is Year 2000?:

     The Year 2000 ("Y2K") issue exists because many computer systems and applications and other electronically controlled systems and equipment currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems with this deficiency may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 can cause the systems to process critical financial and operations information incorrectly.

     ACPT has assessed and continues to assess the impact of the Y2K issue on its reporting systems and operations.

Current ACPT State of Readiness:

     The systems and applications that can affect ACPT's operations due to the Y2K issue are its financial reporting and billing systems and those electronically controlled systems and equipment installed at the commercial and residential properties managed by ACPT, many of which ACPT holds an ownership interest. These systems include four accounting/billing applications, two time and attendance applications and the computer network systems which they are installed on and the telephone, security, elevator, HVAC, and other like systems installed at ACPT properties. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact ACPT operations.

     Of the four software financial applications employed by ACPT, three are currently certified by their respective publishers to be Y2K compliant. The one non-compliant application, the property management billing system for the Puerto Rico properties, is undergoing an upgrade at this time and is scheduled to be completed by March 31, 1999. Active testing to verify the Y2K compliance of the companies financial systems will be conducted in the second quarter of 1999. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

     The U.S. and Puerto Rico operations rely on separate time and attendance systems for payroll processing. The U.S. payroll system utilizes the services of a third party provider and is certified Y2K compliant by the provider. Puerto Rico payroll processing is performed in-house and was upgraded to a Y2K compliant system in December 1998. The direct deposit function of the Puerto Rico payroll system relies on a third party component provided by Banco Popular of Puerto Rico and is not Y2K compliant. Banco Popular was scheduled to provide a Y2K update of the direct deposit interface by December 1998 but is behind schedule and has yet to do so. It is expected that Banco Popular will have the update delivered by June 1999.

     The hardware component of ACPT's financial systems consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and verified to be Y2K compliant.

     The non-IT related electronically controlled systems installed at ACPT owned and managed properties are currently being inventoried and evaluated for Y2K exposure. This evaluation is expected to be completed by March 31, 1999. Once the extent of Y2K exposure is determined for these systems, costs will be ascertained and procedures implemented to bring non-compliant systems into Y2K compliance. Since it has already been determined that a majority of these systems are not "date sensitive" and do not perform data logging, it is expected that Y2K exposure and related costs in this area will be minimal.

     The administrative applications (word processing, spreadsheet, messaging, etc.) utilized by ACPT have been certified by the various publishers and verified to be Y2K compliant.

Third Party Impact on Company Operations:

     ACPT performs all financial and revenue production procedures in house with the exception of U.S. rental payment processing. Failure to timely process and deposit tenant payments indirectly impacts the Company's cash flow. Statements of Y2K compliance have been requested from those vendors supplying these services to ACPT.

     Of the administrative procedures, U.S. payroll processing and the Puerto Rico direct deposit function is performed by third party vendors. A statement of Y2K compliance has been obtained from the U.S. payroll vendor and ACPT considers Y2K exposure with U.S. payroll processing to be minimal. Currently Y2K non-complaint, the Puerto Rico direct deposit function is expected to be compliant by July 1999. Y2K non-compliance of the Puerto Rico direct deposit function is not considered detrimental to company operations.

     With the exception of rental payment processing, the Company does not foresee any adverse impact to company fiscal operations due to third party non-compliance.

Costs to Achieve Y2K Compliance:

     Because of ACPT's almost exclusive use of "off the shelf" applications and hardware and that the Company maintains service maintenance agreements on all critical business systems, costs to achieve Y2K compliance have been nominal. Y2K upgrades for the companies financial and billing systems have been included with standard system updates as part of the normal maintenance procedures.

     Costs to upgrade the Puerto Rico property management system is expected to be in the range of $4,000 to $5,000.

     ACPT does not separately track the internal costs incurred for the Y2K project, these costs are principally related payroll costs for the companies information systems and property management groups. The costs for the financial departments to perform the scheduled tests of the accounting and billing systems for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

Risks of ACPT's Y2K Issues:

     The failure of one or all of ACPT's financial systems for more than a few days would create a hardship on company operations. Failure of the basic accounting systems will affect the companies general ledger, accounts payable, accounts receivable, and reporting functions. Of utmost importance is the correct operation of the companies property management systems. Failure of these systems could have a negative impact on ACPT's cash flow from these rental operations.

     Failure of the various non-IT systems installed at the Company's owned and managed properties could seriously affect employee/tenant ingress and egress and could affect environmental conditions at these properties.

     ACPT has not obtained insurance specific to Y2K liability issues. However, after discussions with its insurance carrier, ACPT has determined that current policies will cover damages due to the Company's systems Y2K non-compliance.

ACPT's Contingency Plans:

     ACPT is evaluating its various Y2K failure scenarios and developing contingency plans to ensure continued company operations.

ITEM 7a.  MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in the prime interest rate. It is the Company's policy to minimize the impact of variable rate debt to the greatest extent possible by pursuing equity and long term fixed rate financing and refinancings of current fixed rate debt at lower rates when favorable market conditions exist. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal repayments, related weighted average interest rates by expected maturity dates and fair values. The Company has no derivative financial instruments.

                         Interest Rate Sensitivity
                   Principal Amount by Expected Maturity
                           Average Interest Rate
                              (In thousands)
                                                                                                           Fair Value
                                                                                                           December 31,
                                                   1999    2000    2001    2002    2003  Thereafter  Total      1998
                                                   ----    ----    ----    ----    ----  ----------  ----- ------------
Long-term debt, including current portions:
Fixed rate debt - principal                      $ 1,703  $  576  $  628  $  705  $  745  $35,717  $40,074   $42,548
Fixed rate debt - interest                         3,127   3,002   2,844   2,575   2,525   33,730   47,803
Average interest rate                              9.08%   8.16%   8.09%   8.03%   7.98%    7.93%    8.21%     6.49%

Variable rate debt - principal                    18,643   8,281   3,000   3,000   3,000    7,635   43,559    43,559
Variable rate debt - interest                      3,738   2,360   1,577   1,269     962   13,106   23,012
Average interest rate                              9.15%   9.46%  10.25%  10.25%  10.25%    9.27%    9.77%     9.77%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
American Community Properties Trust:

     We have audited the accompanying consolidated balance sheets of American Community Properties Trust (a Maryland real estate investment trust) and subsidiaries ("the Company") as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibil-ity is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Properties Trust as of December 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1998 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 55 through 65 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.






Arthur Andersen LLP
Washington, D.C.
March 26, 1999

                    AMERICAN COMMUNITY PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  1998     1997     1996
                                                -------- -------- --------
REVENUES
  Community development-land sales
    Non-affiliates                              $ 14,942  $ 9,693 $  3,608
    Affiliates                                     1,728    3,472   10,066
  Equity in earnings from partnerships
    and developer fees                             1,638    1,509   16,585
  Rental property revenues                         8,979    8,737    7,577
  Management and other fees, substantially
    all from related entities                      3,447    3,775    4,816
  Interest and other income                        1,031      943      982
                                                -------- -------- --------
    Total revenues                                31,765   28,129   43,634
                                                -------- -------- --------
EXPENSES
  Cost of land sales, including cost of sales
    to affiliates of $1,427, $2,063,
    and $6,075                                    11,106    8,494    9,378
  Selling and marketing                               60      127      226
  General and administrative                       5,793    6,607    6,810
  Interest expense                                 3,724    3,820    4,433
  Rental properties operating expense              3,578    3,597    3,245
  Depreciation and amortization                    1,926    1,850    1,726
  Write-off of deferred project costs                 86        6      321
  Spin-off costs                                   2,324    1,164       --
                                                -------- -------- --------
    Total expenses                                28,597   25,665   26,139
                                                -------- -------- --------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                      3,168    2,464   17,495
PROVISION FOR INCOME TAXES                         1,289      470    3,424
                                                -------- -------- --------
INCOME BEFORE MINORITY INTEREST                    1,879    1,994   14,071
MINORITY INTEREST                                   (697)    (600)    (444)
                                                -------- -------- --------
NET INCOME BEFORE EXTRAORDINARY ITEM               1,182    1,394   13,627

EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT       --       --     (932)
                                                -------- -------- --------
NET INCOME                                      $  1,182 $  1,394 $ 12,695
                                                ======== ======== ========
BASIC NET INCOME (LOSS) PER SHARE
  Income (loss) before extraordinary item       $    .23 $    .27 $   2.63
  Extraordinary item                                  --       --     (.18)
                                                -------- -------- --------
  Net income (loss)                             $    .23 $    .27 $   2.45
                                                ======== ======== ========
WEIGHTED AVERAGE SHARES OUTSTANDING                5,212    5,196    5,180
                                                ======== ======== ========

                The accompanying notes are an integral part
                     of these consolidated statements.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                             AS OF
                                                         DECEMBER 31,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
CASH AND CASH EQUIVALENTS
  Unrestricted                                        $  2,903   $  2,127
  Restricted                                             1,167        374
                                                      --------   --------
                                                         4,070      2,501
                                                      --------   --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Operating properties, net of accumulated
    depreciation of $22,703 and $21,392, respectively 37,178 38,143 Investment in unconsolidated rental property partnerships, net of deferred income of
    $1,804 and $2,193, respectively                      7,613      8,657
  Investment in unconsolidated commercial
    property partnerships                                4,535         --
  Other receivables, net of reserves of
    $204 and $223, respectively                          2,786        621
                                                      --------   --------
                                                        52,112     47,421
                                                      --------   --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                         26,515     34,268
    St. Charles, Maryland                               26,932     21,750
  Notes receivable on lot sales and other                4,236      5,629
                                                      --------   --------
                                                        57,683     61,647
                                                      --------   --------

ASSETS RELATED TO HOMEBUILDING
  Investment in joint venture                            1,145        591
                                                      --------   --------

OTHER ASSETS
  Receivables and other                                  2,690      2,514
  Property, plant and equipment, less accumulated
    depreciation of $1,753 and $1,675, respectively        466        448
                                                      --------   --------
                                                         3,156      2,962
                                                      --------   --------
    Total assets                                      $118,166   $115,122
                                                      ========   ========

                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            AS OF
                                                         DECEMBER 31,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------

LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                       $  2,723   $    969
  Non-recourse debt                                     38,662     39,101
  Accounts payable and accrued liabilities               3,036      2,779
                                                      --------   --------
                                                        44,421     42,849
                                                      --------   --------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                         42,013     39,784
  Non-recourse debt                                         --      2,295
  Accounts payable and accrued liabilities               2,207      4,502
  Deferred income                                          337        598
                                                      --------   --------
                                                        44,557     47,179
                                                      --------   --------

OTHER LIABILITIES
  Accounts payable and accrued liabilities               6,620      4,785
  Notes payable and capital leases                         234        173
  Accrued income tax liability - current                   305         --
  Accrued income tax liability - deferred                5,296      4,120
                                                      --------   --------
                                                        12,455      9,078
                                                      --------   --------
    Total liabilities                                  101,433     99,106
                                                      --------   --------
INVESTMENT IN AND ADVANCES FROM INTERSTATE
  GENERAL COMPANY L.P.                                      --     16,016
                                                      --------   --------
SHAREHOLDERS' EQUITY
  Common shares, $.01 par value, 10,000,000
    million shares authorized, 5,191,544 shares
    issued and outstanding as of December 31, 1998          52         --
  Additional paid-in capital                            17,275         --
  Retained earnings                                       (594)        --
                                                      --------   --------
  Total shareholders' equity                          $ 16,733   $     --
                                                      --------   --------
    Total liabilities and capital                     $118,166   $115,122
                                                      ========   ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                    AMERICAN COMMUNITY PROPERTIES TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (In thousands)








                                               Additional
                                        Common  Paid-in   Retained
                                Shares  Shares  Capital   Earnings  Total
                                ------  ------ ---------- -------- -------

Balance October 5, 1998             --  $   --  $    --   $    --  $    --
  Contributed capital from
    Interstate General
    Company L.P.                 5,208      52   17,636        --   17,688
  Net loss October 5, 1998
    through December 31, 1998       --      --       --      (594)    (594)
  Declared dividends                --      --     (260)       --     (260)
  Issuance of warrants              --      --     (101)       --     (101)
  Retirement of shares             (16)     --       --        --       --
                                ------  ------  -------   -------  -------
Balance December 31, 1998        5,192  $   52  $17,275   $  (594) $16,733
                                ======  ======  =======   =======  =======



























                The accompanying notes are an integral part
                     of these consolidated statements.

                       AMERICAN COMMUNITY PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        1998    1997    1996
                                                       ------- ------- -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 1,182 $ 1,394 $12,695
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Extraordinary item                                      --      --     932
    Depreciation and amortization                        1,926   1,850   1,726
    Provision (benefit) for deferred
    Provision (benefit) for deferred income taxes        1,176    (920)    419
    Equity in earnings from unconsolidated
      partnerships and developer fees                   (1,084) (1,417)(16,660)
    Distributions from unconsolidated partnerships       2,056   5,155  15,574
    Cost of sales-community development                 11,106   8,494   9,378
    Equity in (earnings) loss from
      homebuilding joint venture                          (554)    (92)     75
    Changes in other assets and liabilities              2,010  (1,064)  2,315
                                                       ------- ------- -------
  Net cash provided by operating activities             17,818  13,400  26,454
                                                       ------- ------- -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land development                        (7,695) (6,764)(10,658)
  Change in investments related to unconsolidated
    rental property partnerships                            72    (708)    (84)
  Change in investments related to unconsolidated
    commercial property partnerships                    (4,535)     --      --
  Change in restricted cash                               (793)    521   1,150
  Additions to rental operating properties, net           (789)    141  (1,275)
  Acquisitions of other assets                          (1,047) (1,338)   (117)
  Contributions to homebuilding joint venture               --    (224)   (100)
                                                       ------- ------- -------
  Net cash used in investing activities                (14,787) (8,372)(11,084)
                                                       ------- ------- -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     18,577  19,203   4,994
  Payment of debt                                      (17,267)(18,781)(15,803)
  Cash distributions to Interstate
    General Company L.P.                                  (163) (5,745) (4,660)
  Purchase of minority interest in subsidiary           (3,100)     --      --
  Distributions to Interstate General
    Company L.P.'s unitholders                            (209)     --  (1,140)
  Distributions to shareholders                           (260)     --      --
  Issuance of warrants                                     167     279      --
                                                       ------- ------- -------
  Net cash used in financing activities                 (2,255) (5,044)(16,609)
                                                       ------- ------- -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       776     (16) (1,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,127   2,143   3,382
                                                       ------- ------- -------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 2,903 $ 2,127 $ 2,143
                                                       ======= ======= =======
                   The accompanying notes are an integral part
                        of these consolidated statements.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(1)  ORGANIZATION

     American Community Properties Trust ("ACPT" or the "Company") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

     On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed ("the Distribution") to the partners of IGC. IGC distributed to its partners the 5,207,954 shares of common stock of ACPT, resulting in the division of IGC's operations into two companies. The shares were distributed on a basis of one ACPT share for every IGC Unit and a proportionate share to IGC's general partners.

     Prior to the distribution, IGC contributed to ACPT its ownership in four companies, American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group"). ACPT's operations are carried out through these companies and their subsidiaries.

American Rental

     IGC expects to complete its transfer to American Rental its partnership interests in United States investment properties in 1999. The partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") will be held by American Rental indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental will have a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, will have a 1% general partner interest. The transfer of the general partner interest in five partnerships requires limited partner approval which has not yet been obtained. Therefore, IGC has assigned to ACPT beneficial ownership in these partnerships. ACPT has agreed to indemnify IGC against any losses it may suffer as a result of being the general partner and IGC will be obligated to remit to ACPT any cash received from these five partnerships. To avoid termination of the partnership for tax purposes, sixty percent of the general partners' interest in four additional partnerships will not be transferred to ACPT until October 4, 1999. Where control does not exist in these cases, the cost method of accounting will be used.

American Management

     IGC transferred to American Management its United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by IGC.

American Land

     IGC transferred to American Land its principal United States property assets and operations. These included the following:

     1. A 100% interest in St. Charles Community LLC which holds approximately 4,500 acres of land in St. Charles, Maryland. This constitutes substantially all of the land in St. Charles formerly held by IGC, except for the land subject to the wetlands litigation, the 26 remaining single-family lots in Dorchester and various scattered commercial lots.

     2. A 41.0346% interest in Maryland Cable Limited Partnership which holds receivables from the 1988 sale of IGC's cable television assets.

     3. The Class B IGP interest that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

     4. As part of the asset transfers, IGC conditionally has agreed to transfer to American Land 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of IGC's general partner, provided that IGC shall have received confirmation that the transfer of the Commercial Parcel (and resulting decrease in the value of IGC's assets) will not cause the IGC Units to be delisted from AMEX or the PSE. The Commercial Parcel had a book value of approximately $1,000,000 at July 28, 1998. If IGC is unable to settle the wetlands litigation on satisfactory terms or IGC does not receive confirmation of the continued listing of IGC Units, IGC will retain the Commercial Parcel. There have been no adjustments made to the accompanying financial statements to record the inclusion of the Commercial Parcel.

IGP Group.

     IGC transferred to IGP Group its entire 99% limited partnership interest and 1% general partner interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") other than the Class B IGP interest transferred to American Land. IGP's assets and operations will continue to include:

     1. a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 285 acres of land in the planned community of Parque Escorial and 540 acres of land in Canovanas;

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

     An analysis of the activity in the capital account for each of the two years ended December 31, 1997 and through October 5, 1998 is as follows (in thousands):

Balance, December 31, 1995                                     $13,213
  Net income                                                    12,695
  Exchange of assets between Company and Unitholders of IGC        (20)
  Cash distribution to Unitholders of IGC                       (1,140)
  Cash distributions to IGC                                     (4,660)
                                                               -------
Balance, December 31, 1996                                      20,088
  Net income                                                     1,394
  Issuance of warrants                                             279
  Cash distributions to IGC                                     (5,745)
                                                               -------
Balance, December 31, 1997                                     $16,016
  Net income January 1, 1998 to October 4, 1998                  1,776
  Cash distribution to Unitholders of IGC                         (209)
  Issuance of warrants                                             268
  Cash distributions to IGC                                       (163)
                                                               -------
Balance October 5, 1998 (a)                                    $17,688
                                                               =======
     (a)  Contribution from IGC.

     Certain general and administrative costs of IGC were allocated to the Company, principally based on IGC's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets or operating profit. Such allocated amounts are included in general and administrative expenses. In the opinion of management, the methods used for allocating corporate general and administrative expenses and other direct costs are reasonable.

     ACPT is a self-managed holding company that is expected to be taxed as a partnership. The Company is primarily engaged in the investment of rental properties, community development and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico.

(2)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. The financial statements for periods prior to October 5, 1998 include the accounts of the Predecessor for the operations and assets distributed to ACPT as if the Distribution had occurred prior to January 1, 1996. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 1998 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles

Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

Significant Accounting Policies

     A summary of the significant accounting policies is as follows:

Sales and Profit Recognition and Cost Capitalization

     Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.

     The costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. ACPT's interest costs related to land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized. Remaining interest costs are expensed. ACPT carries rental properties, land and development costs at the lower of cost or net realizable value.

     Quarterly, ACPT evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, ACPT assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when ACPT has made the decision to dispose of the property. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Management Fees

     ACPT records management fees in the period in which services are rendered.

Depreciation and Amortization

     Buildings are depreciated over 35 to 40 years using the straight-line method. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

Investment in Rental Property Partnerships

     ACPT's investment in rental property partnerships consists of long-term receivables, nominal capital contributions, working capital loans and ACPT's share of unconsolidated partnership income and losses. The working capital loans receive priority distributions from the cash flow generated from the operations of the partnerships. The long-term receivables represent loans to the partnerships for payment of construction and development costs in excess of the project mortgages. Substantially all of the long-term receivables are non-interest bearing and have been discounted at an effective rate of 14% based on the projected maturity date which will occur upon the refinancing, sale or other disposition of the partnerships' properties. The discount, which represents deferred sponsor and developer fees, is netted in the combined historical financial statements against the long-term receivables.

     Certain partnerships are accumulating cash from operations in excess of the maximum distribution amounts permitted by U.S. Department of Housing and Urban Development ("HUD") and other regulatory authorities. This cash, accumulated in restricted cash accounts, will be available to pay the long-term receivables due to ACPT and to make cash distributions to ACPT and the limited partners when the partnerships' projects are refinanced or sold.

     Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting. For those partnerships where control does not exist and IGC has only transferred the beneficial interests, the cost method is employed.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Income Taxes

     ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. American Land Development U.S., Inc. and American Rental Management Company are subject to federal and state tax at the applicable corporate rates. American Rental Properties Trust ("ARPT"), which expects to qualify as a real estate investment trust, does not expect to be subject to tax under current law. ARPT, as a new REIT, has one taxable year to comply with certain REIT rules which it currently does not meet, including ownership of more than 50% of the REIT shares by less than five individuals ("The 5/50 test"). ARPT has until July 1, 1999 to comply with the 5/50 test. If they do not comply, ARPT will become taxed as a U.S. C corporation and will not be allowed to reapply for REIT status for five years. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

     The combined historical financial statements of ACPT have been presented without effect for income taxes of American Land, American Management and American Rental prior to their start of operations. The Predecessor was not subject to U.S. income tax on its U.S. source income.

Earnings Per Share

     The earnings per share information presented assumes that the Distribution occurred prior to the years reported. The weighted average shares outstanding reflects the distribution of one share of ACPT common stock for two IGC Units and a pro rata number of ACPT shares to IGC's general partners.

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" on December 31, 1997. All prior year earnings per share data have been restated. This statement requires the computation and reporting of both "basic" and "diluted" earnings per share. Share options issued pursuant to the Company's compensation plans and warrants issued to a lender are the only dilutive securities in 1998, 1997 and 1996. The diluted weighted average shares outstanding for 1998, 1997 and 1996 were 5,236,000, 5,204,000 and 5,189,000, respectively. There is no dilutive effect on basic earnings per share. Potentially dilutive options and warrants are described in Note 10.

Comprehensive Income

     ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. ACPT adopted SFAS No. 131 in 1998.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises employers' disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. ACPT adopted SFAS No. 132 in 1998 and the impact was not significant.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although currently ACPT has no derivative instruments this statement would apply if derivative instruments were transacted by ACPT in future periods.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. Also included are two partnerships that the beneficial ownership interest was transferred to ACPT prior to the distribution but the legal ownership is expected to be transferred during the second quarter of 1999. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    December 31, 1998                        $ 98,823    $14,662  $113,485
    December 31, 1997                         102,466      9,509   111,975
  Total Non-Recourse Debt
    December 31, 1998                         107,097     15,055   122,152
    December 31, 1997                         106,390     11,612   118,002
  Total Other Liabilities
    December 31, 1998                          10,024      3,818    13,842
    December 31, 1997                           9,903        122    10,025
  Total Equity
    December 31, 1998                         (18,298)    (4,211)  (22,509)
    December 31, 1997                         (13,827)    (2,225)  (16,052)
  Company's Investment
    December 31, 1998                           7,613         --     7,613
    December 31, 1997                           8,657         --     8,657

SUMMARY OF OPERATIONS:
  Total Revenue
    Year Ended December 31, 1998             $ 27,118   $    110  $ 27,228
    Year Ended December 31, 1997               26,356      1,557    27,913
    Year Ended December 31, 1996               28,128      2,744    30,872
  Net Income (Loss)
    Year Ended December 31, 1998                1,114     (1,985)     (871)
    Year Ended December 31, 1997                  767       (438)      329
    Year Ended December 31, 1996                  897        801     1,698
  Company's recognition of equity in
  earnings and developer fees
    Year Ended December 31, 1998                1,084         --     1,084
    Year Ended December 31, 1997                1,417         --     1,417
    Year Ended December 31, 1996                1,622        401     2,023

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Year Ended December 31, 1998                5,338     (5,433)      (95)
    Year Ended December 31, 1997                4,911     (1,499)    3,412
    Year Ended December 31, 1996                6,068      1,290     7,358
  Company's share of cash flows
  from operating activities
    Year Ended December 31, 1998                1,852     (2,717)     (865)
    Year Ended December 31, 1997                1,801       (750)    1,051
    Year Ended December 31, 1996                2,169        645     2,814
  Operating cash distributions
    Year Ended December 31, 1998                5,309         --     5,309
    Year Ended December 31, 1997                1,355      9,292    10,647
    Year Ended December 31, 1996                1,500        120     1,620
  Company's share of operating
  cash distributions
    Year Ended December 31, 1998                1,795         --     1,795
    Year Ended December 31, 1997                  509      4,646     5,155
    Year Ended December 31, 1996                  349         60       409

SUMMARY OF 1996 SALES TRANSACTION:
  Gain on sale                                                    $ 39,934
  Company's equity and earnings recognition                         14,637
  Total distribution of sales proceeds                              36,235
  Company's share of sales proceeds distribution                    15,165

     The unconsolidated rental properties partnerships as of December 31, 1998 include 17 partnerships owning 4,159 rental units in 20 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion.

     In March of 1996, ACPT completed the sale of four Puerto Rico apartment properties totaling 918 units. The properties were purchased by non-profit organizations with financing provided by HUD through capital grants authorized by the Low Income Housing Preservation and Resident Home Ownership Act ("LIHPRHA"). The Company retained the management contract for these properties. Prior to the sale, these partnerships were accounted for using the equity method of accounting.

     Homebuilding Joint Venture

     The Company holds a 50% joint venture interest in Escorial Builders S.E. ("Escorial Builders"). Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots are deferred until sold by Escorial Builders to a third party. The Company's share of the income
(loss) and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:
                                                  AS OF DECEMBER 31,
                                             ----------------------------
                                                 1998            1997
                                             -------------   ------------

Total assets                                     $ 9,396        $13,374
Total liabilities                                  7,107         12,191
Total equity                                       2,289          1,183
Company's investment                               1,145            591


SUMMARY OF OPERATIONS:
                                                    FOR THE YEAR ENDED
                                                ---------------------------
                                                  1998      1997      1996
                                                  ----      ----      ----

Total revenue                                   $12,324   $ 2,491    $  --
Net income (loss)                                 1,107       183     (151)
Company's recognition of
 equity in earnings (losses)                        554        92      (75)


SUMMARY OF OPERATING CASH FLOWS:
                                                    FOR THE YEAR ENDED
                                                ---------------------------
                                                  1998      1997      1996
                                                  ----      ----      ----
Cash flows from operating
  activities                                    $ 5,043   $(7,119) $(4,361)
Company's share of cash flows
  from operating activities                       2,521    (3,600)  (2,181)
Operating cash distributions                         --        --       --
Company's share of operating
  cash distributions                                 --        --       --

     Commercial Land Lease Partnership

     In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of Puerto Rico. ACPT contributed the land in exchange for 48% of future income generated by the thirty year lease of the building and $700,000. The following tables summarize ELI's financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:
                                                  As of
                                               December 31,
                                                  1998
                                               ------------

Total assets                                     $31,475
Total liabilities                                 27,482
Total equity                                       3,993
Company's investment                               4,535


SUMMARY OF OPERATIONS:
                                                For the
                                               Year Ended
                                                  1998
                                               ----------

Total revenue                                     $  --
Net loss                                             (7)
Company's recognition of equity in losses            (3)


SUMMARY OF OPERATING CASH FLOWS:
                                                For the
                                               Year Ended
                                                  1998
                                               ----------

Cash flows from operating activities            $ 9,482
Company's share of cash flows from
  operating activities                            3,793
Operating cash distributions                         --
Company's share of operating cash
 distributions                                       --

(4)  DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 1998 and 1997 (in thousands):

                                                         Outstanding
                              Maturity Interest          December 31,
                              Dates    Rates (a) --------------------------
                              From/To  From/To        1998         1997
                              -------- --------- ------------- ------------
Related to community
  development:
    Recourse debt             Demand/    P+1%/ (b,c) $42,013      $39,784
                              08-02-09   10.0%
    Non-recourse debt         Paid       P+1.5%           --        2,295

Related to investment
  properties:
    Recourse debt             Demand     8.05% (d)     2,723          969
    Non-recourse debt         10-01-19/  6.85%/       38,662       39,101
                              10-01-28   8.5%

General:
    Recourse debt             03-01-00/  9.45%/          234          173
                              04-01-03   18.5%       -------      -------
      Total debt                                     $83,632      $82,322
                                                     =======      =======

      (a)  P = Prime lending interest rate.

      (b) Approximately $15,135,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

      (c)  Approximately $187,000 of this debt is payable on demand.

      (d) All recourse debt, related to investment properties, is payable on demand.

     ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of aggregate liabilities to tangible net worth of no greater than three to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

     As of December 31, 1998, the $42,013,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $15,135,000 of this amount is further secured by investments in apartment rental partnerships.

     As of December 31, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,113,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     ACPT's weighted average interest rate during 1998 on its variable rate debt was 10.27%.

     The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 1998 are as follows (in thousands):

     1999                                                      $20,346
     2000                                                        8,857
     2001                                                        3,627
     2002                                                        3,705
     2003                                                        3,745
     Thereafter                                                 43,352
                                                               -------
                                                               $83,632
                                                               =======

     The interest costs incurred were accounted for as follows (in thousands):
                                                   December 31,
                                            --------------------------
                                             1998      1997      1996
                                            ------    ------    ------

     Expensed                               $3,724    $3,820    $4,433
     Capitalized                             2,912     3,434     4,394
                                            ------    ------    ------
                                            $6,636    $7,254    $8,827
                                            ======    ======    ======

Extraordinary Item-Early Extinguishment of Debt

     On December 23, 1996, ACPT completed the restructuring of two non-recourse mortgages that will provide an interest savings of approximately
$12,000,000 over the life of the loan.   The new mortgage notes payable of
$18,700,000 bear average annual interest rate over the life of the loans at approximately 6.8% compared to approximately 9.7% for the old loans. Prepayment fees of $932,000 were paid to the prior lender and charged as an extraordinary item in the accompanying financial statements. The loans are secured by the rental properties owned by two consolidated partnerships.

(5)  OTHER COMMITMENTS AND CONTINGENT LIABILITIES

     As of December 31, 1998, ACPT is guarantor of $6,246,000 of letters of credit and surety bonds for land development completion.

     IGP Group has assigned the receivables and cash proceeds from three apartment properties to serve as collateral for a letter of credit in the amount of $4,569,000 issued for the benefit of Chastleton Apartment Associates Limited Partnership, an entity related to IGC.

     ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments during the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000.

     During 1997, two substantially debt free complexes owned by two unconsolidated partnerships were refinanced to provide condominium conversion construction funds and distributions to their owners. The Company guaranteed these loans, which cannot exceed $24,900,000. In January 1998, two additional residential rental properties owned by separate unconsolidated partnerships, were refinanced with Firstbank of Puerto Rico. The Company guaranteed these loans which amount to $10,000,000. The new mortgage loans mature concurrently with the housing assistance payment contracts, at which time the Company expects to refinance the outstanding balance of the debt, to provide condominium conversion construction funds and distributions to their respective owners.

     In the normal course of business, ACPT is involved in various types of pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of ACPT.

(6)  LEASES

     ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2005. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Future minimum lease payments are as follows (in thousands):
                                              Operating    Capitalized
                                                Leases        Leases
                                              ---------    -----------
     1999                                       $   404        $    74
     2000                                           384             87
     2001                                           299             66
     2002                                           149             46
     2003                                           140             32
     Thereafter                                     368              1
                                                -------        -------
     Total minimum lease payments               $ 1,744            306
     Less amount representing interest                              72
                                                               -------
     Present value of lease payments                           $   234

     Rental expense under non-cancelable operating leases was $415,000 in 1998, $417,000 in 1997 and $441,000 in 1996 and is included in general and administrative expenses in the accompanying consolidated statement of income.

(7)  RELATED PARTY TRANSACTIONS

     ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying financial statements are reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                           1998    1997    1996
                                                                                           ----    ----    ----
Community Development - Land Sales (A)
  IGC                                                                                    $   --  $  105  $   980
  Homebuilding joint venture                                                              1,728     367       --
  Affiliate of IGC former director                                       (A1)                --      --    5,704
  IBC, general partner of IGC                                                                --      --    1,869
  Affiliate of IBC, general partner of IGC                                                   --      --    1,513
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, former IGC director               (A2)                --   3,000       --
                                                                                         ------  ------  -------
                                                                                         $1,728  $3,472  $10,066
                                                                                         ======  ======  =======
Cost of Land Sales
  IGC                                                                                    $   --  $   71  $   686
  Homebuilding joint venture                                                              1,427     303       --
  Affiliate of IGC former director                                                           --      --    4,123
  IBC, general partner of IGC                                                                --      --      586
  Affiliate of IBC, general partner of IGC                                                   --      --      680
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, trustee, former IGC director               (A2)                --   1,689       --
                                                                                         ------  ------  -------
                                                                                         $1,427  $2,063  $ 6,075
                                                                                         ======  ======  =======
Management and Other Fees (B)
  Unconsolidated subsidiaries                                                            $2,322  $2,583  $ 3,614
  Affiliate of IBC, general partner of IGC                               (B1)               344     550      627
  Affiliate of James Michael Wilson, trustee, former IGC director,
    Thomas B. Wilson, trustee, former IGC director, and
    James J. Wilson, IGC director                                                           157     148      193
  Affiliate of James Michael Wilson, trustee, former IGC director,
    Thomas B. Wilson, trustee, former IGC director, James J. Wilson,
    IGC director, and an Affiliate of IBC, general partner of IGC                            68      68      113
  IBC, general partner of IGC                                                                --      --       12
                                                                                         ------  ------  -------
                                                                                         $2,891  $3,349  $ 4,559
                                                                                         ======  ======  =======
Interest and Other Income
  Unconsolidated subsidiaries                                                            $   86  $   49  $    49
  Affiliate of IGC former director                                                          125     263      429
  Affiliate of IBC, general partner of IGC                                                   --     120       --
  Affiliate of Thomas B. Wilson, trustee, former IGC director                                --      16       17
  IBC, general partner of IGC                                                                --      --        8
                                                                                         ------  ------  -------
                                                                                         $  211  $  448  $   503
                                                                                         ======  ======  =======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                               (C1)            $  335  $  339  $   361
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                             (B2,B3)           (109)    220      169
    Affiliate of IGC former director                                     (A1)                43     388      319
    Affiliate of Thomas B. Wilson, trustee, former IGC director                              --      83       --
    Unconsolidated subsidiaries                                          (B3)                19      14        1
  Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary                        91      14       --
  Reimbursement of administrative costs-IGC                              (C7)               (67)     --       --
  James J. Wilson, IGC director                                          (C4,C6)            182      96       --
                                                                                         ------  ------  -------
                                                                                         $  494  $1,154  $   850
                                                                                         ======  ======  =======
Interest Expense
  IGC                                                                    (C5)            $  227  $  213  $   242
  IBC, general partner of IGC                                                                 8      --       --
                                                                                         ------  ------  -------
                                                                                         $  235  $  213  $   242
                                                                                         ======  ======  =======


BALANCE SHEET IMPACT:
                                                                                               Increase                 Increase
                                                                                  Balance     (Decrease)   Balance     (Decrease)
                                                                                December 31, in Reserves December 31, in Reserves
                                                                                   1998          1998       1997          1997
                                                                                ------------ ----------- ------------ -----------
Assets Related to Investment Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                    $2,646          $  19       $  539       $ 112
  Affiliate of IBC, general partner
    of IGC                                                               (B1)        84           (110)          51         (11)
  Affiliate of James Michael Wilson, trustee,
    former IGC director and James J. Wilson, IGC
    director                                                                          7             --           20          --
                                                                                 ------          -----       ------       -----
                                                                                 $2,737          $ (91)      $  610       $ 101
                                                                                 ======          =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former IGC                      Interest 10%
    director, secured by land                    matured April 1,
                                                 1998, paid              (A1)   $   --           $  --       $  980       $  --
  Affiliate of a former IGC                      Interest 10%
    director, secured by land                    payments per month
                                                 $27,000, matures
                                                 April 1, 1999           (A1)    1,970              43        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matured June 29,
                                                 1998, paid              (A2)       --              --        2,520          --
                                                                                 ------          -----       ------       -----
                                                                                 $1,970          $  43       $5,588       $ 388
                                                                                 ======          =====       ======       =====
Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions, paid     (C2)    $   --          $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   trustee, former IGC director                                                       5             --          (92)         --
  IBC, general partner of IGC                    demand                              32             --          (39)         --
  IGC                                                                                98             --           --          --
                                                                                 ------          -----       ------       -----
                                                                                 $  135          $  --       $  550       $  --
                                                                                 ======          =====       ======       =====

Liabilities Related to Community Development
  Notes payable
    IGC                                                                  (C5)    $7,500          $  --       $6,772       $  --
                                                                                 ======          =====       ======       =====
  Accounts payable
    Whitman, Requardt                                                    (C3)    $  139          $  --       $  121       $  --
                                                                                 ======          =====       ======       =====

Other Liabilities
  IGC                                                                    (C8)    $2,188          $  --       $1,539       $  --
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

     (2) During the third quarter of 1998, an affiliate of IBC guaranteed the payment of management fees due from Chastleton, Coachman's, Rolling Hills and Village Lake. The collection of these fees had previously been questionable and they had been fully reserved.

     (3) The collectibility of management fee receivables are evaluated quarterly. Any increase or decrease in the reserves are reflected as additional expenses or recovery of such expenses.

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

     (4) James J. Wilson, as a former general partner of IGP, was entitled to priority distributions made by each housing partnership in which IGP is the general partner up until the Distribution Date. If IGP received a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson received the entire distribution. If IGP received a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson received the first 1% of such total.

     (5) Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $500,000 and $503,000 were allocated to land development and capitalized in the years ended 1998 and 1997, respectively.

     (6) Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000.

     (7) During the transition period after the Distribution, the Company has provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT has agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

     (8) Reflects ACPT's obligation to reimburse IGC for the taxes that were generated by Puerto Rico source income prior to the Distribution date. This obligation accompanied the Puerto Rico assets that were transferred to ACPT during IGC's restructuring.

(8)  PURCHASE OF MINORITY INTEREST IN LDA

     On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,100,000 and assumed a $472,000 deferred tax obligation. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank.
The loan bears interest at prime plus 1%, matures on July 30, 1999 and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA. The Company employed the purchase method of accounting for this transaction.

(9)  PUERTO RICO EXPROPRIATION

     During the third quarter of 1998, a Puerto Rico government agency expropriated 52 cuerdas located in Parque El Comandante and deposited $783,000 into an account for the Company. The Company believes that the market value is significantly higher and therefore has begun the appeal process to increase the amount of payment received for this land to the current market price. As a result of this transaction during the third quarter, the basis of the land was removed from inventory but no corresponding income or loss was recorded. This transaction will be recorded as a sale in the period that the Company and the government agree upon the fair market value of this property.

(10) OPTIONS, APPRECIATION RIGHTS AND WARRANTS

     ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustees share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.

     Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees may grant to key employees the following types of share-based incentive compensation awards ("Awards") (i) options to purchase a specified number of shares ("Options"), (ii) forfeitable shares that vest upon the occurrence of certain vesting criteria ("Restricted Shares"), or
(iii) Share Appreciation Rights ("Rights") that entitle the holder to receive upon exercise an amount payable in cash, shares or other property (or any combination of the foregoing) equal to the difference between the market value of shares and a base price fixed on the date of grant. A total of 500,000 shares has been reserved for issuance under the Share Incentive Plan.

     The Share Incentive Plan authorizes the Compensation Committee to determine the exercise price and manner of payment for Options and the base price for Rights. The Compensation Committee also is authorized to determine the duration and vesting criteria for Awards, including whether vesting will be accelerated upon a change in control of ACPT.

     Rights of key employees under Awards are not transferable other than to immediate family members or by will or the laws of intestate succession.

     The Trustee Share Plan authorizes the Board of Trustees, in its discretion, to grant to eligible Trustees awards of the same types and terms of Awards as provided under the Share Incentive Plan. Only Trustees who are not employees of ACPT or any affiliated company are eligible to receive Awards under the Trustee Share Plan. A total of 100,000 shares has been reserved for issuance under the Trustee Share Plan.

     Certain employees held options and incentive rights granted by the Predecessor. Pursuant to the terms of the restructure, the exercise price of the options and the base price of the rights were allocated between the Predecessor and ACPT based on their average closing prices for twenty days after they began trading independently. As a result, the Company granted options and incentive rights solely to separate the existing benefits into two parts. The awards were not adjusted in any other manner so as to provide additional compensation or reduce the employees' benefit.

Options

     As a result of the restructuring, the Company issued 8,200 Options to employees that hold IGC options. As of December 31, 1998, all outstanding Options are fully vested and exercisable, however, 3,200 of these options expired on January 1, 1999. The remaining 5,000 Options expire on August 1, 2001 and bear an exercise price of $6.516 per share. The Company determined that the fair value of these Options are not material to the financial statements.

Share Appreciation Rights

     As of December 31, 1998, the dates that the 98,400 share appreciation rights become exercisable and their expiration dates are as follows:

                                             Rights Expiring
                              ---------------------------------------------
                              May 15,   October 18,   June 19,   August 13,
Rights Exercisable at:         2004         2004        2007        2007
---------------------         -------   -----------   --------   ----------

  December 31, 1998           32,320        500          6,500        5,000
  May 15, 1999                 8,080
  June 19, 1999                                          6,500
  August 13, 1999                                                     5,000
  June 19, 2000                                          6,500
  August 13, 2000                                                     5,000
  June 19, 2001                                          6,500
  August 13, 2001                                                     5,000
  June 19, 2002                                          6,500
  August 13, 2002                                                     5,000
                              ------     ------         ------       ------
                              40,400        500         32,500       25,000
                              ======     ======         ======       ======

     During 1998 and 1996, $85,000 and $94,000 of prior expense incurred by the Predecessor and ACPT was recovered due to a decline in the market price of the Predecessor's units and the Company's shares. During 1997, the Company recognized $105,000 of compensation expense in connection with the outstanding rights. No share appreciation rights have been issued in connection with the Trustee Share Plan.

Warrants

     Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants have an exercise price of $6.10 per warrant. These warrants have a $428,000 value, net of $19,000 of amortization. For each year the loan remains outstanding, the Company must grant Banc One an additional 37,500 warrants to purchase 37,500 common shares of ACPT. The future warrants will bear an exercise price at the lesser of $6.10 or the average price of the issued shares during the twenty days immediately preceding the grant date. All warrants expire at the latter of July 31, 2002 or four years after the loan has been paid in full.

(11) RETIREMENT AND PROFIT SHARING PLANS

     ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The

Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions to the Retirement Plan were $53,000 in 1998. Prior to October 5, 1998, ACPT's employees participated in IGC's plan.

(12) INCOME TAXES

     American Management and American Land are subject to federal and state income tax. As a U.S. Company doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico based income. Therefore, the calculation below for the provision for income taxes includes only income from American Management, American Land and Puerto Rico source income. The following table reconciles the effective rate (in thousands, except amounts in %):

                                             December 31,
                          -------------------------------------------------
                               1998              1997             1996
                          ---------------   --------------   --------------
                                    % of             % of             % of
                          Amount   Income   Amount  Income   Amount  Income
                          ------   ------   ------  ------   ------  ------

Taxes at statutory
  U.S. federal
  income tax rate         $1,109     35%    $   --     --    $   --     --
Income taxed directly
  to partners             (1,305)   (41%)       --     --        --     --
State income taxes, net
  of federal tax benefit     299      9%        --     --        --     --
Income only subject to
  foreign tax               (140)    (4%)      470    29%     3,424    29%
Tax effect of
  reorganization             842     27%        --     --        --     --
Spin-off costs and other
  permanent differences      484     15%        --     --        --     --
                          ------     ---     -----    ---    ------    ---
                          $1,289     41%     $ 470    29%    $3,424    29%
                          ======     ===     =====    ===    ======    ===

The provision for income taxes includes the following components (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                         1998          1997       1996
                                     -----------     --------   --------
Current:
  United States                          $   34       $   --      $   --
  Puerto Rico                               917        1,390       3,005
                                         ------       ------      ------
                                            951        1,390       3,005
                                         ------       ------      ------
Deferred:
  United States                             711           --          --
  Puerto Rico                              (373)        (920)        419
                                         ------       ------      ------
                                           $338         (920)        419
                                         ------       ------      ------
                                         $1,289       $  470      $3,424
                                         ======       ======      ======

The components of deferred taxes payable include the following:

                                                        AT DECEMBER 31,
                                                   ------------------------
                                                       1997        1996
                                                   -----------  -----------
                                                         (In thousands)
Tax on amortization of deferred income related
  to long-term receivables from partnerships
  operating in Puerto Rico                              $  481      $  556
Tax on equity in earnings of partnerships
  operating in Puerto Rico                                 822       1,232
Tax on land development costs capitalized for book
  purposes but deducted currently for tax purposes       2,455       2,465
Tax on interest income, payable when collected             529          --
Tax on sale to related party deferred for book
  purposes but currently taxable                           (78)       (133)
Tax on collection of note receivable                     1,266          --
Other                                                     (179)         --
                                                        ------      ------
                                                        $5,296      $4,120
                                                        ======      ======

     Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using ACPT's current market rates. As of December 31, 1998 and 1997, the fair value of long-term debt instruments were $86,108,000 and $78,307,000, respectively.

(14) SEGMENT INFORMATION

     ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                       United    Puerto   Inter-
                                       States     Rico    Segment    Total
                                       ------    ------   -------   -------
1998:

Total revenues                        $15,329   $16,686   $  (250) $ 31,765
Interest income                            78       410      (250)      238
Interest expense                        3,122       852      (250)    3,724
Depreciation and amortization           1,781       145        --     1,926
Income taxes                              707       582        --     1,289
Income before income taxes and
  minority interest                       593     2,799      (224)    3,168
Net income (loss)                        (454)    1,860      (224)    1,182
Total assets                           73,131    48,533    (3,498)  118,166
Additions to long lived assets          6,578     1,957        --     8,535

1997:

Total revenues                        $17,664   $10,940   $  (475) $ 28,129
Interest income                           167       944      (475)      636
Interest expense                        3,098     1,197      (475)    3,820
Depreciation and amortization           1,706       144        --     1,850
Income taxes                               --       470        --       470
Income before income taxes and
  minority interest                       850     1,768      (154)    2,464
Net income                                549       999      (154)    1,394
Total assets                           70,472    50,113    (5,463)  115,122
Additions to long lived assets          3,315     3,449        --     6,764

1996:

Total revenues                        $17,216   $26,845    $ (427) $ 43,634
Interest income                           197       998      (427)      768
Interest expense                        3,374     1,486      (427)    4,433
Depreciation and amortization           1,580       146        --     1,726
Income taxes                               --     3,424        --     3,424
Income before income taxes,
  minority interest and
  extraordinary item                    1,580    16,137      (222)   17,495
Extraordinary item                        932        --        --       932
Net income                                424    12,493      (222)   12,695
Total assets                           69,633    54,400    (3,457)  120,576
Additions to long lived assets          3,215     7,443        --    10,658

(15) QUARTERLY SUMMARY (UNAUDITED)

     ACPT's quarterly results are summarized as follows:

                                      Year Ended December 31, 1998
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per share amounts)

Revenues                     $ 9,788   $ 9,921   $ 4,493  $ 7,563  $31,765
Income (loss) before
  taxes and minority
  interest                     1,525     2,178      (580)     (45)   3,168
Net income (loss)              1,001     1,800      (867)    (752)   1,182
Basic earnings per share:
  Net income (loss)              .19       .35      (.17)    (.14)     .23



                                      Year Ended December 31, 1997
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per share amounts)

Revenues                     $ 5,561   $ 7,641   $ 5,353   $9,574  $28,129
Income (loss) before
  taxes and minority
  interest                       775     1,014     (171)      846    2,464
Net income (loss)                621     1,059     (784)      498    1,394
Basic earnings per share:
  Net income (loss)              .12       .20      (.15)     .10      .27


(16) SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid and income taxes paid were as follows for the years ended December 31 (in thousands):

                                                1998     1997     1996
                                               ------   ------   ------

     Interest paid                             $6,248   $5,583   $7,004
     Income taxes paid                         $   --   $3,828   $  371

     Significant non-cash financing and investing activities included a transaction in 1996 whereby ACPT received partnership interests from the general partner of the Predecessor valued at $69,000 in satisfaction of $69,000 of notes receivable.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


               INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Bannister Apartments     $     3,550    $      410   $     4,180 $     555
Garden Apartments
St. Charles, MD

Brookmont Apartments           2,262           162         2,677       342
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments     873           156         2,487        45
Garden Shared Housing
St. Charles, MD

Crossland Apartments           2,085           350         2,697       262
Garden Apartments
St. Charles, MD

Essex Village Apts.           15,660         2,667        21,381    (4,760)
Garden Apartments
Richmond, VA

Fox Chase Apartments           6,440           745         7,014       182
Garden Apartments
St. Charles, MD

Headen Apartments              4,780           205         4,765     1,103
Garden Apartments
St. Charles, MD

Huntington Apartments          7,558           350         8,513     1,588
Garden Apartments
St. Charles, MD

Lakeside Apartments            2,239           440         3,649        80
Garden Apartments
St. Charles, MD

Lancaster Apartments           4,232           484         4,292       198
Garden Apartments
St. Charles, MD

New Forest Apartments         11,981         1,229        12,102       505
Garden Apartments
St. Charles, MD

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Palmer Apartments              4,116           471         4,788       499
Garden Apartments
St. Charles, MD

Terrace Apartments             4,851           497         5,377       575
Garden Apartments
St. Charles, MD

Alturas Del Senorial           3,426           345         4,185       137
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                9,220         1,153        12,050       457
Highrise/Garden Apts.
Bayamon, PR

Colinas De San Juan            8,204           900        10,742       452
Highrise Apts.
Carolina, PR

De Diego                       6,242           601         6,718       237
Highrise Apts.
Rio Piedras, PR

Jardines De Caparra            4,821           546         5,719     1,107
Garden Apartments
Bayamon, PR

Monserrate I                   2,946           543        10,436       591
Highrise Apts.
Carolina, PR

Monserrate II                 10,708           731        11,172       436
Highrise Apts.
Carolina, PR

Monte De Oro                   7,766           562         5,217       581
Highrise Apts.
Rio Piedras, PR

New Center                     7,289           589         5,702       135
Highrise Apts.
San Juan, PR

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

San Anton                      2,801           313         3,525       804
Highrise Apts.
Carolina, PR

Santa Juana                    6,944           509         6,748       253
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           5,454           466         5,954       226
Highrise Apts.
Rio Piedras, PR

Valle Del Sol                 10,872           992        14,017       286
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              2,201           354         2,508       509
Highrise Apts.
Caguas, PR
                         -----------    ----------   ----------- ---------
Total Properties         $   159,521    $   16,770   $   188,615 $   7,385
                         ===========    ==========   =========== =========

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


           TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Bannister Apartments    $      410   $     4,735     $  5,145  $    3,863
Garden Apartments
St. Charles, MD

Brookmont Apartments           162         3,019        3,181       2,404
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments   156         2,534        2,690         399
Garden Shared Housing
St. Charles, MD

Crossland Apartments           350         2,959        3,309       1,918
Garden Apartments
St. Charles, MD

Essex Village Apts.          2,667        16,621       19,288      14,954
Garden Apartments
Richmond, VA

Fox Chase Apartments           745         7,196        7,941       2,184
Garden Apartments
St. Charles, MD

Headen Apartments              205         5,868        6,073       4,222
Garden Apartments
St. Charles, MD

Huntington Apartments          350        10,101       10,451       5,276
Garden Apartments
St. Charles, MD

Lakeside Apartments            440         3,724        4,164         227
Garden Apartments
St. Charles, MD

Lancaster Apartments           484         4,490        4,974       1,643
Garden Apartments
St. Charles, MD

New Forest Apartments        1,229        12,607       13,836       3,437
Garden Apartments
St. Charles, MD

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Palmer Apartments              471         5,287        5,758       4,242
Garden Apartments
St. Charles, MD

Terrace Apartments             497         5,952        6,449       4,738
Garden Apartments
St. Charles, MD

Alturas Del Senorial           345         4,322        4,667       2,150
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens              1,153        12,507       13,660       5,629
Highrise/Garden Apts.
Bayamon, PR

Colinas De San Juan            900        11,194       12,094       5,099
Highrise Apts.
Carolina, PR

De Diego                       601         6,955        7,556       3,338
Highrise Apts.
Rio Piedras, PR

Jardines De Caparra            546         6,826        7,372       3,311
Garden Apartments
Bayamon, PR

Monserrate I                   543        11,027       11,570       5,473
Highrise Apts.
Carolina, PR

Monserrate II                  731        11,608       12,339       5,558
Highrise Apts.
Carolina, PR

Monte De Oro                   562         5,798        6,360       2,792
Highrise Apts.
Rio Piedras, PR

New Center                     589         5,837        6,426       2,816
Highrise Apts.
San Juan, PR

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)


                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

San Anton                      313         4,329        4,642       2,499
Highrise Apts.
Carolina, PR

Santa Juana                    509         7,001        7,510       3,369
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           466         6,180        6,646       2,990
Highrise Apts.
Rio Piedras, PR

Valle Del Sol                  992        14,303       15,295       5,758
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              354         3,017        3,371       1,221
Highrise Apts.
Caguas, PR
                        ----------   -----------  -----------  ----------
Total Properties        $   16,770   $   195,997  $   212,767  $  101,510
                        ==========   ===========  ===========  ==========

     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                        $161,449

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


            DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES



                                       Date
                                    Constructed
    Description                     or Acquired           Depreciable Life
--------------------                -----------          ------------------

Bannister Apartments                 11/30/76              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookmont Apartments                  5/18/79              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookside Gardens Apartments         11/10/94              Bldg - 40 Yrs
Garden Shared Housing               Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Crossland Apartments                  1/13/78              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Essex Village Apts.                   1/31/82              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
Richmond, VA

Fox Chase Apartments                  3/31/87              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Headen Apartments                    10/30/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Huntington Apartments                 10/7/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lakeside Apartments                    7/1/96              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lancaster Apartments                 12/31/85              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

New Forest Apartments                 6/28/88              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


      DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                       Date
                                    Constructed
    Description                     or Acquired         Depreciable Life
--------------------                -----------       ---------------------

Palmer Apartments                     3/31/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Terrace Apartments                    11/1/79              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Alturas Del Senorial                 11/17/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Bayamon Gardens                        7/6/81              Bldg - 40 Yrs
Highrise/Garden Apts.               Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

Colinas De San Juan                   3/20/81              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

De Diego                              3/20/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Jardines De Caparra                    4/1/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

Monserrate I                           5/1/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

Monserrate II                         1/30/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

Monte De Oro                          12/1/77              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

New Center                            3/15/78              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
San Juan, PR

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


      DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                       Date
                                    Constructed
    Description                     or Acquired           Depreciable Life
--------------------                -----------          ------------------

San Anton                            12/10/74              Bldg - 40 Yrs
Highrise Apts.                       Acquired          Bldg Equip - 5/7 Yrs
Carolina, PR

Santa Juana                            2/8/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Caguas, PR

Torre De Las Cumbres                  12/6/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Valle Del Sol                         3/15/83              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

Vistas Del Turabo                    12/30/83              Bldg - 40 Yrs
Highrise Apts.                       Acquired          Bldg Equip - 5/7 Yrs
Caguas, PR

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                     AS OF DECEMBER 31, 1998 AND 1997
                              (In thousands)





Real Estate at December 31, 1996                              $   211,399
                                                              ===========

Additions for 1997:
          Improvements                                              1,554
                                                              -----------

Deductions for 1997:
          Dispositions                                             (1,318)
                                                              -----------


Real Estate at December 31, 1997                              $   211,635
                                                              ===========


Additions for 1998:
          Improvements                                              1,670
                                                              -----------


Deductions for 1998:
          Dispositions                                                538
                                                              -----------


Real Estate at December 31, 1998                              $   212,767
                                                              ===========

                    AMERICAN COMMUNITY PROPERTIES TRUST
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                     AS OF DECEMBER 31, 1998 AND 1997
                              (In thousands)





Accumulated depreciation at December 31, 1996                 $    92,323
                                                              ===========

Additions for 1997:
          Depreciation expense                                      5,551
                                                              -----------

Deductions for 1997:
          Dispositions                                            (1,211)
                                                              -----------


Accumulated depreciation at December 31, 1997                 $    96,663
                                                              ===========


Additions for 1998:
          Depreciation expense                                      5,344
                                                              -----------


Deductions for 1998:
          Dispositions                                                497
                                                              -----------


Accumulated depreciation at December 31, 1998                 $   101,510
                                                              ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                 PART III

     Certain information required by Part III is omitted from the Report. The Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996

     2.   Financial Statement Schedules

          The following financial statements schedules are contained herein:

               Report of Independent Public Accountants

               Schedule III -- Real Estate and Accumulated Depreciation

     3.   Exhibits

          Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ------------------------

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

10.6    Trustee's Share Incentive Plan            Exhibit 10.6 to Form S-11

10.7    Housing Management Agreement, dated       Exhibit 10.7 to Form S-11
        May 12, 1994, between IGC and Capital
        Park Associates

10.8    Housing Management Agreement, dated       Exhibit 10.8 to Form S-11
        January 1, 1987, between IGC and
        Chastleton Apartments Associates

10.9    Housing Management Agreement, dated       Exhibit 10.9 to Form S-11
        September 30, 1983, between IGC and
        G.L. Limited Partnership

10.10   Master Loan Agreement dated as of         Exhibit 10.10 to Form 10-Q
        August 1, 1997 by and among Interstate    for the quarter ended
        General Company L.P. and American         June 30, 1998
        Community Properties Trust, St. Charles
        Community, LLC and Banc One Capital
        Partners IV, Ltd.

10.11 First Amendment to Master Loan Agreement Exhibit 10.11 to Form 10-Q between Interstate General Company L.P., for the quarter ended American Community Properties Trust, St. June 30, 1998
        Charles Community, LLC and Banc One
        Capital Partners, IV, Ltd dated
        September 30, 1997

10.12   First Modification to Credit Facility     Exhibit 10.1 to Form 10-Q
        and Second Amendment to Master Loan       for the quarter ended
        Agreement between Banc One Capital        September 30, 1998
        Partners IV, Ltd., Interstate General
        Company L.P., American Community Properties
        Trust, St. Charles Community, LLC,
        James J. Wilson, J. Michael Wilson,
        Edwin L. Kelly, American Rental Properties
        Trust, American Rental Management
        Company, American Land Development U.S.,
        Inc., IGP Group Corp., and American Housing
        Properties L.P. dated October 1, 1998

10.13   Seventh Amendment to Second Amended and   Exhibit 10.2 to Form 10-Q
        Restated Certificate and Agreement of     for the quarter ended
        Limited Partnership of Interstate General September 30, 1998 Properties Limited Partnership S.E. dated
        October 1, 1998

10.14   Consulting Agreement between St. Charles  Filed herewith
        Community, LLC and Thomas J. Shafer
        dated January 1, 1998

21.     List of Subsidiaries of American          Filed herewith
        Community Properties Trust

(b)     Reports on Form 8-K

             None

(c)     Exhibits

             See (a) 2, above.

(d)     Financial Statement Schedules

             See (a) 2, above.

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


Dated:    March 31, 1999                By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:    March 31, 1999                By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ J. Michael Wilson                                       March 31, 1999
-------------------------     Chairman, Chief Executive     ---------------
J. Michael Wilson             Officer and Trustee

/s/ Edwin L. Kelly                                          March 31, 1999
-------------------------     President, Chief Operating    ---------------
Edwin L. Kelly                Officer and Trustee

/s/ Thomas B. Wilson                                        March 31, 1999
----------------------        Trustee                       ---------------
Thomas B. Wilson

/s/ Thomas J. Shafer                                        March 31, 1999
----------------------        Trustee                       ---------------
Thomas J. Shafer

/s/ Pedro Vazquez                                           March 31, 1999
----------------------        Trustee                       ---------------
Pedro Vazquez

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10.14 Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998

21.     List of Subsidiaries of American Community Properties Trust

27.     Financial Data Schedule