Form 10-K/A
period 1998-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1999-04-20
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-K/A1
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO ______________ Commission file number 1-14369

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

Item 14(d) of the report on Form 10-K of American Community Properties Trust dated March 31, 1999 is amended with respect to the inclusion of the financial statements of Escorial Builders S.E. for the years ended December 31, 1998, 1997 and 1996.

(d)  Financial Statement Schedules

     (1)  Financial statements of significant subsidiaries not consolidated.

               Statements of Income for the years ended December 31, 1998, 1997 and 1996

               Balance Sheets as of December 31, 1998 and 1997

               Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

               Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     (2)  None

     (3) Schedule III -- Real Estate and Accumulated Depreciation. (See (a) 2, above.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and Board of Directors of Escorial Builders S.E.



We have audited the accompanying balance sheets of Escorial Builders S.E. as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escorial Builders S.E. as of December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





San Juan, Puerto Rico
April 1, 1999

                             ESCORIAL BUILDERS S.E.

                          STATEMENTS OF INCOME AND LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                            1998         1997         1996
                                         -----------  -----------  -----------
REVENUES
  Home sales                             $12,301,077  $ 2,488,970  $        --
  Miscellaneous income                        23,418        1,750           --
                                         -----------  -----------  -----------
                                          12,324,495    2,490,720           --
                                         -----------  -----------  -----------

EXPENSES
  Cost of home sales                      10,873,570    2,096,646           --
  Selling, general and administrative        341,900      204,875      148,010
  Depreciation and amortization                1,949        5,858        2,724
                                         -----------  -----------  -----------
                                          11,217,419    2,307,379      150,734
                                         -----------  -----------  -----------
NET INCOME (LOSS)                        $ 1,107,076  $   183,341  $  (150,734)
                                         ===========  ===========  ===========






























        The accompanying notes are an integral part of these statements.

                             ESCORIAL BUILDERS S.E.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                     ASSETS



                                                     1998         1997
                                                  -----------  -----------
Assets:
  Cash and cash equivalents                       $   772,053  $   148,144
  Restricted cash in escrow -- Homebuyers'
    option deposits                                   147,500      274,000
  Housing project -- Land and development costs     8,138,247   13,265,807
  Accounts receivable                                 316,547       23,316
  Other assets                                         21,653        7,771
                                                  -----------  -----------
                                                  $ 9,396,000  $13,719,038
                                                  ===========  ===========



                        LIABILITIES AND PARTNERS' CAPITAL



Liabilities:
  Mortgage loan                                   $ 6,414,374  $10,833,012
  Accounts payable and accruals                        88,346       49,825
  Payable to contractor                               456,372    1,379,869
  Homebuyers' option deposits                         147,500      274,000
                                                  -----------  -----------
                                                    7,106,592   12,536,706
                                                  -----------  -----------

Partners' Capital:
  Capital contributions                             1,150,000    1,150,000
  Retained earnings                                 1,139,408       32,332
                                                  -----------  -----------
                                                    2,289,408    1,182,332
                                                  -----------  -----------
                                                  $ 9,396,000  $13,719,038
                                                  ===========  ===========









      The accompanying notes are an integral part of these balance sheets.

                             ESCORIAL BUILDERS S.E.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                   Accumulated
                                                    (Deficit)     Total
                                        Capital     Retained     Partners'
                                     Contributions  Earnings     Capital
                                     ------------- -----------  ----------


BALANCE, December 31, 1995            $  500,000    $     (275) $  499,725
  Capital contributions
    during the year                      190,000            --     190,000
  Net loss for the year ended
    December 31, 1996                         --      (150,734)   (150,734)
                                      ----------    ----------  ----------

BALANCE, December 31, 1996               690,000      (151,009)    538,991
  Capital contributions
    during the year                      460,000            --     460,000
  Net income for the year ended
    December 31, 1997                         --       183,341     183,341
                                      ----------    ----------  ----------

BALANCE, December 31, 1997             1,150,000        32,332   1,182,332
  Net income for the year ended
    December 31, 1998                         --     1,107,076   1,107,076
                                      ----------    ----------  ----------

BALANCE, December 31, 1998            $1,150,000    $1,139,408  $2,289,408
                                      ==========    ==========  ==========




















        The accompanying notes are an integral part of these statements.

                             ESCORIAL BUILDERS S.E.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                            1998         1997         1996
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $ 1,107,076  $   183,341  $  (150,734)
                                         -----------  -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities-
      Depreciation and amortization            1,949        5,858        2,724
      (Increase) decrease in assets -
        Homebuyers' option deposits
          in escrow                          126,500       40,000     (314,000)
        Housing project--Land and
          development costs                5,127,560   (8,022,921)  (4,805,573)
        Accounts receivable                 (293,231)     (12,751)          --
        Other assets                         (15,831)      (3,914)     (16,045)
      Increase (decrease) in liabilities -
        Accounts payable and accruals         38,521     (257,219)     193,842
        Payable to contractor               (923,497)     964,683      415,186
        Homebuyers' option deposits         (126,500)     (40,000)     314,000
                                         -----------  -----------  -----------
          Total adjustments                3,935,471   (7,326,264)  (4,209,866)
                                         -----------  -----------  -----------
          Net cash provided by (used
          in) operating activities         5,042,547   (7,142,923)  (4,360,600)
                                         -----------  -----------  -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                            --           --       (6,959)
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions from partners             --      460,000      190,000
  Principal payments on mortgage loan    (11,765,260)  (2,745,272)          --
  Proceeds from mortgage loan              7,346,622    9,567,763    4,010,521
                                         -----------  -----------  -----------
          Net cash (used in) provided
          by financing activities         (4,418,638)   7,282,491    4,200,521
                                         -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH              623,909      139,568     (167,038)

CASH AND CASH EQUIVALENTS,
  beginning of the year                      148,144        8,576      175,614
                                         -----------  -----------  -----------
CASH AND CASH EQUIVALENTS,
  end of the year                        $   772,053  $   148,144  $     8,576
                                         ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                             ESCORIAL BUILDERS S.E.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



(1)  ORGANIZATION AND OPERATIONS:

     Escorial Builders S.E. ("EB") is a special partnership organized on July 31, 1995, under Subchapter K of the Puerto Rico Internal Revenue Code of 1994, as amended, to engage in the ownership, development and sale of real estate property. Interstate General Properties Limited Partnership S.E. ("IGP") and V.M.V. Enterprises Corporation ("VMV") are the sole partners of EB and each holds a 50% interest in the partnership, with a term through December 31, 2020, unless dissolved by mutual agreement or due to loss of capital. Cash may be distributed to the partners, subject to the approval of the bank, out of available cash as defined in the partnership agreement as follows: (1) in repayment of loans, if any, (2) in proportion to their interest.

     EB's present activity consists of the ownership of the land and buildings under construction known as VILLAS DE PARQUE ESCORIAL, a 216 unit walk-up housing project in Parque Escorial ("Parque Escorial"), a master planned community in Carolina, Puerto Rico, under development by Land Development Associates S.E. ("LDA"), a subsidiary of IGP.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that influence the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Land and development costs

     Land and development costs are carried at the lower of cost or net realizable value. Net realizable value is defined as the amounts EB expects to realize through sales of the housing units in Villas de Parque Escorial less estimated costs of completion and selling.

     Capitalization of construction costs

     Hard construction costs, soft costs and interest on financing are capitalized when incurred and then charged to cost of sales when the housing units are sold. The following table illustrates the amounts included in the accompanying financial statements as land and development costs of Villas de Parque Escorial for 1998 and 1997:

            Description                             1998          1997
     -------------------------------             -----------   -----------
     Hard construction costs                     $13,620,097   $ 9,258,624
     Land                                          3,672,000     3,672,000
     Soft costs                                    2,020,312     1,608,154
     Interest                                      1,796,054       823,675
                                                 -----------   -----------
       Total capitalized costs                    21,108,463    15,362,453
     Accumulated cost of home sales              (12,970,216)   (2,096,646)
                                                 -----------   -----------
       Housing project                           $ 8,138,247   $13,265,807
                                                 ===========   ===========

(3)  VILLAS DE PARQUE ESCORIAL HOUSING PROJECT:

     The construction of Villas de Parque Escorial, a residential walk-up project of 216 housing units was planned to be completed in two phases with the first phase comprising 98 units and the second phase to comprise 118 units.

     On March 29, 1996, EB purchased the first parcel of land for 98 housing units for $1,666,000. On January 17, 1997, EB purchased the second parcel of land for 118 housing units in the second phase at a price of $2,006,000.

     Construction of the first 40 units was finished in November 1997 and the sale of units commenced immediately afterwards. The construction of all phases of the project was finished in March of 1999.

(4)  MORTGAGE LOAN:

     On March 29, 1996, EB obtained a revolving line of credit (the "Mortgage Loan") from Banco Popular de Puerto Rico (the "Bank") which permits draws for land and development costs of up to $19,877,000, provided that in no event the balance outstanding could exceed $10,000,000. In September 1997, due to delays experienced during the construction of the project, the partnership requested and the Bank agreed to amend the loan terms, to increase the maximum outstanding amount by $2,250,000 and the aggregate amount of total advances by approximately $761,000.

     The original maturity date of the loan was March 29,1998, but due to the reasons discussed in the preceding paragraph, said date was extended to January 31, 1999. Subsequently, due to continued delays caused by inclement weather, including the aftermath of Hurricane Georges, management has requested and the bank has verbally agreed to extend the January 31, 1999 maturity date to July 31, 1999. The loan is payable from proceeds of home sales set at 90% of the sales price of each unit sold, until the Mortgage Loan is paid in full. For the years ended December 31, 1998 and 1997, interest on the Mortgage Loan was set at a variable rate equal to prime rate plus 100 basis points while for 1996 the rate was based on 200 basis points over the rate paid on deposits to 936 companies. At December 31, 1998, 1997 and 1996, the interest rate was 8.75%, 9.5% and 7.56%, respectively.

     The Mortgage Loan is guaranteed by IGP and Mr. & Mrs. James Wilson, a general partner in IGP, by VMV and Mr. & Mrs. Julio Vizcarrondo, president of VMV and by the following VMV affiliates: Desarrollos Metropolitanos S.E., Metropolitan Builders S.E. and Resort Builders S.E. The land and the housing units serve as collateral for the Mortgage Loan.

     The loan agreement requires that EB obtains approval from the bank before declaration and payment of distributions to its partners. There are also some financial reporting requirements and restrictions on the uses of funds, housing units under construction and assumption of additional indebtedness, among others.

     Based on the borrowing rates currently available to the partnerships for mortgage loans with similar terms and maturities, the carrying value of the Mortgage Loan approximates fair value.

(5)  SALES:

     EB had an agreement with a corporation engaged in the sale of real estate to manage the sales of Villas de Parque Escorial. The agreement provided for payments of $7,000 per month up to $168,000 plus a $25,000 payment due upon the sale of all housing units. The agreement expired in April 1998, but due to the delays in the project's construction, management extended it for an additional one-year period. Included in selling, general and administrative expenses are fees paid, related to this agreement, which for 1998, 1997 and 1996 amounted to $84,000, $84,000 and $56,000, respectively.

     On April 1, 1999, a new corporation was engaged to complete the sale of the remaining units. The new agreement provides for monthly payments of $1,500, deductible from a 1.5% commission of the sales price of each unit sold.

     Potential buyers make a refundable option deposit in the amount of $2,500, applicable to the sales price upon closing of the unit. At December 31, 1998 and 1997 total units sold and reserved were as follows:

                                                 1998           1997
                                               --------       --------
     Homebuyers' option deposits               $147,500       $274,000
     Units reserved                                  59            104
     Units sold to date                             123             21

(6)  RELATED PARTY TRANSACTIONS:

     IGP provides accounting, tax and administrative services as well as construction coordination and inspection. IGP is also responsible for managing the sales and closing of housing units. In exchange for the services listed above, EB pays IGP a monthly management fee of $7,000. Fees paid to IGP in 1998 and 1997 were approximately $84,000 each year and $63,000 in 1996. Land for the project was purchased from LDA, a subsidiary of IGP, at prices equal to those of sales made to unrelated third parties.

     VMV is the contractor for Villas de Parque Escorial pursuant to an agreement whereunder EB reimburses VMV for actual costs of materials, sub-contracts and direct labor and pays (1) for rent of VMV equipment used at amounts agreed upon by VMV and IGP (2) an amount equal to 2.5 times salary costs for time spent on the job by VMV supervisory personnel. In addition, VMV provides construction administration services for which EB pays VMV $100,000 in monthly installments of $5,000. In 1998, 1997 and 1996, VMV billed $5,203,676,

$6,893,263 and $2,257,215 in connection with this agreement of which approximately $-0-, $505,000 and $651,723 remained unpaid at December 31, 1998, 1997 and 1996, respectively. Said amount is included in the payable to contractor together with the customary 10% retainage for this type of contracts applicable to all billings submitted by VMV.

(7)  INCOME TAXES:

     EB has elected to be taxed as a special partnership for Puerto Rico income tax purposes. As such, the partnership is not a taxable entity and the partners are taxed on their pro rata share of the partnership's net income or obtain a deduction for the partnership's losses subject to certain limitations.

(8)  COMMITMENT WITH CONTRACTOR:

     The construction contract signed with VMV includes commitments amounting to approximately $560,000, which remained to be certified as of December 31, 1998. The amounts presented as payable to contractor in the accompanying balance sheets are mostly the 10% retainage payable upon completion of the work.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COMMUNITY PROPERTIES TRUST
                                        -----------------------------------
                                                  (Registrant)


Dated:    April 15, 1999                By:  /s/ Edwin L. Kelly
        -----------------                    -----------------------------
                                             Edwin L. Kelly
                                             President and Chief
                                             Operating Officer