Form 10-Q
period 1999-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1999-05-13
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

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

                         Yes /X/                   No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          5,191,554 Common Shares
                         ------------------------

                    AMERICAN COMMUNITY PROPERTIES TRUST
                                 FORM 10-Q
                                   INDEX


                                                                     Page
PART I         FINANCIAL INFORMATION                                 Number
                                                                     ------
Item 1.        Consolidated Financial Statements

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1999 and
                 1998. (Unaudited)                                        3

               Consolidated Balance Sheets as of March 31, 1999
                 (Unaudited) and December 31, 1998 (Audited).             4

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1999 and 1998.
                 (Unaudited)                                              6

               Notes to Consolidated Financial Statements (Unaudited).    7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1999 and 1998.                     19

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                               24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                         24

Item 2.        Material Modifications of Rights of Registrant's          25
               Securities

Item 3.        Defaults Upon Senior Securities                           25

Item 4.        Submission of Matters to a Vote of Security Holders       25

Item 5.        Other Information                                         25

Item 6.        Exhibits and Reports on Form 8-K                          25

               Signatures                                                26

                    AMERICAN COMMUNITY PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31,
                 (In thousands, except per share amounts)
                                (Unaudited)


                                                      1999         1998
                                                   ----------   -----------

REVENUES
  Community development-land sales
    Non-affiliates                                $      529    $    5,665
    Affiliates                                           538           296
  Equity in earnings from partnerships
    and developer fees                                   448           505
  Rental property revenues                             2,257         2,209
  Management and other fees, substantially
    all from related entities                            823           976
  Interest and other income                              228           137
                                                  ----------    ----------
    Total revenues                                     4,823         9,788
                                                  ----------    ----------

EXPENSES
  Cost of land sales, including cost of sales
    to affiliates of $439 and $236, respectively         708         3,608
  Selling and marketing                                   62            21
  General and administrative                           1,438         1,600
  Interest expense                                     1,063           910
  Rental properties operating expense                    859           896
  Depreciation and amortization                          500           471
  Spin-off costs                                          19           757
                                                  ----------    ----------
    Total expenses                                     4,649         8,263
                                                  ----------    ----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                            174         1,525
PROVISION FOR INCOME TAXES                                63           283
                                                  ----------    ----------
INCOME BEFORE MINORITY INTEREST                          111         1,242
MINORITY INTEREST                                       (102)         (241)
                                                  ----------    ----------
NET INCOME                                        $        9    $    1,001
                                                  ==========    ==========
BASIC NET INCOME PER SHARE                        $       --    $      .19
                                                  ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    5,192         5,218
                                                  ==========    ==========





                The accompanying notes are an integral part
                     of these consolidated statements.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                  March 31,    December 31,
                                                    1999           1998
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $  1,518      $  2,903
  Restricted                                            951         1,167
                                                   --------      --------
                                                      2,469         4,070
                                                   --------      --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Operating properties, net of accumulated
    depreciation of $23,041 and $22,703,
    respectively                                     37,351        37,178
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $1,699 and $1,804, respectively                   6,184         7,613
  Investment in unconsolidated commercial
    property partnerships                             4,535         4,535
  Other receivables, net of reserves of
    $206 and $204, respectively                       2,882         2,786
                                                   --------      --------
                                                     50,952        52,112
                                                   --------      --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                      26,656        26,515
    St. Charles, Maryland                            27,457        26,932
  Notes receivable on lot sales and other             4,276         4,236
                                                   --------      --------
                                                     58,389        57,683
                                                   --------      --------
ASSETS RELATED TO HOMEBUILDING
  Investment in joint venture                         1,006         1,145
                                                   --------      --------
                                                      1,006         1,145
                                                   --------      --------
OTHER ASSETS
  Receivables and other                               2,728         2,690
  Property, plant and equipment, less accumulated
    depreciation of $1,805 and $1,753,
    respectively                                        499           466
                                                   --------      --------
                                                      3,227         3,156
                                                   --------      --------
    Total assets                                   $116,043      $118,166
                                                   ========      ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 March 31,     December 31,
                                                   1999            1998
                                               -------------   ------------
                                                (Unaudited)      (Audited)

LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                   $    882        $  2,723
  Non-recourse debt                                 38,547          38,662
  Accounts payable and accrued liabilities           3,455           3,036
                                                  --------        --------
                                                    42,884          44,421
                                                  --------        --------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                     42,270          42,013
  Accounts payable and accrued liabilities           2,114           2,207
  Deferred income                                      235             337
                                                  --------        --------
                                                    44,619          44,557
                                                  --------        --------

OTHER LIABILITIES
  Accounts payable and accrued liabilities           5,842           6,620
  Notes payable and capital leases                     291             234
  Accrued income tax liability - current               767             305
  Accrued income tax liability - deferred            4,898           5,296
                                                  --------        --------
                                                    11,798          12,455
                                                  --------        --------
    Total liabilities                               99,301         101,433
                                                  --------        --------
SHAREHOLDERS' EQUITY
  Common shares, $.01 par value, 10,000,000
    shares authorized, 5,191,544 shares
    issued and outstanding                              52              52
  Additional paid-in capital                        17,275          17,275
  Retained earnings                                   (585)           (594)
                                                  --------        --------
  Total shareholders' equity                        16,742          16,733
                                                  --------        --------
    Total liabilities and shareholders' equity    $116,043        $118,166
                                                  ========        ========






                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                        1999        1998
                                                     ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $     9     $ 1,001
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                        500         471
      Benefit for deferred income taxes                   (398)       (629)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (283)       (243)
      Distributions from unconsolidated partnerships     1,761       1,750
      Cost of sales-community development                  708       3,608
      Equity in earnings from homebuilding
        joint venture                                     (161)       (262)
      Distributions from homebuilding joint venture        300          --
      Changes in other assets and liabilities             (228)      3,188
                                                       -------     -------
  Net cash provided by operating activities              2,208       8,884
                                                       -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land development                        (1,374)     (2,229)
  Change in investments related to unconsolidated
    rental property partnerships                           (49)        135
  Change in restricted cash                                216      (1,628)
  Additions to rental operating properties, net           (624)       (458)
  Acquisitions of other assets                            (120)        272
                                                       -------     -------
  Net cash used in investing activities                 (1,951)     (3,908)
                                                       -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                      1,186       1,588
  Payment of debt                                       (2,828)     (7,400)
  Cash distributions to Interstate
    General Company L.P.                                    --         835
                                                       -------     -------
  Net cash used in financing activities                 (1,642)     (4,977)
                                                       -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,385)         (1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,903       2,127
                                                       -------     -------
CASH AND CASH EQUIVALENTS, MARCH 31                    $ 1,518     $ 2,126
                                                       =======     =======



                The accompanying notes are an integral part
                     of these consolidated statements.

                    AMERICAN COMMUNITY PROPERTIES TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999
                                (Unaudited)


(1)  ORGANIZATION

     American Community Properties Trust ("ACPT" or the "Company") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

     On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed ("the Distribution") to the partners of IGC. IGC distributed to its partners the 5,207,954 shares of common stock of ACPT, resulting in the division of IGC's operations into two companies. The shares were distributed on a basis of one ACPT share for every two IGC Units and a proportionate share to IGC's general partners.

     ACPT's operations are carried out through American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group") and their subsidiaries.

American Rental

     IGC expects to complete its transfer to American Rental of its partnership interests in United States investment properties in 1999. The partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") will be held by American Rental indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental will have a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, will have a 1% general partner interest. The transfer of the general partner interest in two partnerships requires limited partner approval and HUD approval for one partnership, which have not yet been obtained. Therefore, IGC has assigned to ACPT beneficial ownership in two of these partnerships and the cash distributions in the other. ACPT has agreed to indemnify IGC against any losses it may suffer as a result of being the general partner and IGC will be obligated to remit to ACPT any cash received from these three partnerships. To avoid termination of the partnership for tax purposes, sixty percent of the general partners' interest in four additional partnerships will not be transferred to ACPT until October 7, 1999. Where control does not exist in these cases, the cost method of accounting is used.

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

(2)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. The financial statements for periods prior to October 5, 1998 include the accounts of the Predecessor for the operations and assets distributed to ACPT as if the Distribution had occurred prior to January 1, 1997. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1998 financial statements have been reclassified to conform to the 1999 presentation. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three months ended March 31, 1999 and 1998 does not differ from basic earnings per share.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

(3)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although currently ACPT has no derivative instruments, this statement would apply if ACPT engages in derivative transactions in future periods.

(4)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    March 31, 1999                           $ 94,958   $ 15,757  $110,715
    December 31, 1998                          98,823     14,662   113,485
  Total Non-Recourse Debt
    March 31, 1999                            106,327     16,941   123,268
    December 31, 1998                         107,097     15,055   122,152
  Total Other Liabilities
    March 31, 1999                              9,854      3,482    13,336
    December 31, 1998                          10,024      3,818    13,842
  Total Equity
    March 31, 1999                            (21,223)    (4,666)  (25,889)
    December 31, 1998                         (18,298)    (4,211)  (22,509)
  Company's Investment
    March 31, 1999                              6,184         --     6,184
    December 31, 1998                           7,613         --     7,613

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended March 31, 1999           6,779          7     6,786
    Three Months Ended March 31, 1998           6,881         83     6,964
  Net Income (Loss)
    Three Months Ended March 31, 1999             308       (456)     (148)
    Three Months Ended March 31, 1998             310       (286)       24
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended March 31, 1999             283         --       283
    Three Months Ended March 31, 1998             243         --       243

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended March 31, 1999           1,786     (2,369)     (583)
    Three Months Ended March 31, 1998           1,817       (404)    1,413
  Company's share of cash flows
  from operating activities
    Three Months Ended March 31, 1999             621     (1,185)     (564)
    Three Months Ended March 31, 1998             711       (202)      509

  Operating cash distributions
    Three Months Ended March 31, 1999           4,242         --     4,242
    Three Months Ended March 31, 1998           4,451         --     4,451
  Company's share of operating
  cash distributions
    Three Months Ended March 31, 1999           1,761         --     1,761
    Three Months Ended March 31, 1998           1,750         --     1,750

     The unconsolidated rental properties partnerships as of March 31, 1999 include 17 partnerships owning 4,159 rental units in 20 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

SUMMARY OF FINANCIAL POSITION:
                                                         AS OF
                                             ----------------------------
                                               March 31,     December 31,
                                                 1999            1998
                                             -------------   ------------

Total assets                                      $ 4,908        $ 9,396
Total liabilities                                   2,897          7,107
Total equity                                        2,011          2,289
Company's investment                                1,006          1,145


SUMMARY OF OPERATIONS:
                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      --------------------
                                                        1999         1998
                                                        ----         ----

Total revenue                                         $ 5,269     $  2,187
Net income                                                321          524
Company's recognition of
  equity in earnings                                      161          262


SUMMARY OF OPERATING CASH FLOWS:
                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      --------------------
                                                        1999         1998
                                                        ----         ----

Cash flows from operating activities                  $ 4,226      $   633
Company's share of cash flows
  from operating activities                             2,113          316
Operating cash distributions                              600           --
Company's share of operating
  cash distributions                                      300           --


     Commercial Land Lease Partnership

     In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of Puerto Rico. ACPT contributed the land in exchange for 48% of future income generated by the thirty year lease of the building and $700,000 of reimbursement for development costs. The following tables summarize ELI's financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:
                                                         AS OF
                                             ----------------------------
                                               March 31,     December 31,
                                                 1999            1998
                                             -------------   ------------

Total assets                                      $32,417        $31,475
Total liabilities                                  28,425         27,482
Total equity                                        3,992          3,993
Company's investment                                4,535          4,535


SUMMARY OF OPERATIONS:
                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      --------------------
                                                        1999         1998
                                                        ----         ----

Total revenue                                           $  --        $  --
Net loss                                                   (1)          --
Company's recognition of
  equity in losses                                         --           --


SUMMARY OF OPERATING CASH FLOWS:
                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      --------------------
                                                        1999         1998
                                                        ----         ----

Cash flows from operating activities                  $(2,493)      $   --
Company's share of cash flows
  from operating activities                              (997)          --
Operating cash distributions                               --           --
Company's share of operating
  cash distributions                                       --           --

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 1999 and December 31, 1998 (in thousands):

                                                         Outstanding
                              Maturity Interest  --------------------------
                              Dates    Rates (a)   March 31,   December 31,
                              From/To  From/To       1999          1998
                              -------- --------- ------------- ------------
Related to community
  development:
    Recourse debt             Demand/    P+1%/ (b,c) $42,270      $42,013
                              08-02-09   10.0%
Related to investment
  properties:
    Recourse debt             Demand     9.25% (d)       882        2,723
    Non-recourse debt         10-01-19/  6.85%/       38,547       38,662
                              10-01-28   8.5%
General:
    Recourse debt             03-01-00/  9.44%/          291          234
                              01-01-04   18.5%       -------      -------
      Total debt                                     $81,990      $83,632
                                                     =======      =======

      (a)  P = Prime lending interest rate.
      (b) Approximately $15,127,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.
      (c)  Approximately $187,000 of this debt is payable on demand.
      (d) All recourse debt, related to investment properties, is payable on demand.

     ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company, combined with IGC, to maintain a ratio of aggregate liabilities to tangible net worth of no greater than three to one. ACPT alone must maintain a ratio of seven and one-half to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

     As of March 31, 1999, the $42,270,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $15,127,000 of this amount is further secured by investments in apartment rental partnerships.

     As of March 31, 1999, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,079,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(6)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

CONSOLIDATED STATEMENT OF INCOME:
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                       -------------------
                                                                                         1999        1998
                                                                                         ----        ----
Community Development - Land Sales (A)
  Homebuilding joint venture                                                            $  538      $  296
                                                                                        ======      ======

Cost of Land Sales
  Homebuilding joint venture                                                            $  439      $  236
                                                                                        ======      ======

Management and Other Fees (B)
  Unconsolidated subsidiaries                                                           $  518      $  613
  Affiliate of IBC, general partner of IGC                                                  87          84
  Affiliate of James Michael Wilson, trustee, former IGC director,
    Thomas B. Wilson, trustee, former IGC director, and
    James J. Wilson, IGC director                                                           40          38
  Affiliate of James Michael Wilson, trustee, former IGC director,
    Thomas B. Wilson, trustee, former IGC director, James J. Wilson,
    IGC director, and an Affiliate of IBC, general partner of IGC                           14          17
                                                                                        ------      ------
                                                                                        $  659      $  752
                                                                                        ======      ======
Interest and Other Income
  Unconsolidated subsidiaries                                                           $   50      $   12
  Affiliate of IGC former director                                                          35          43
                                                                                        ------      ------
                                                                                        $   85      $   55
                                                                                        ======      ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                                  (C1)        $   91      $   89
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                                (B1)            --          58
    Unconsolidated subsidiaries                                             (B1)             4           5
  Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary                       23          23
  Reimbursement of administrative costs-IGC                                 (C6)           (37)         --
  James J. Wilson, IGC director                                             (C3,C5)        125          43
                                                                                        ------      ------
                                                                                        $  206      $  218
                                                                                        ======      ======
Interest Expense
  Unconsolidated subsidiaries                                                           $   17      $   --
  IGC                                                                       (C4)            64          57
                                                                                        ------      ------
                                                                                        $   81      $   57
                                                                                        ======      ======

BALANCE SHEET IMPACT:
                                                                                      Increase                 Increase
                                                                          Balance     (Decrease)   Balance     (Decrease)
                                                                          March 31,  in Reserves December 31, in Reserves
                                                                            1999         1999        1998         1998
                                                                          ---------  ----------- ------------ -----------
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                               $2,705       $   4      $2,646        $  19
  Affiliate of IBC, general partner
    of IGC                                                                      44          --          84         (110)
  Affiliate of James Michael Wilson, trustee,
    former IGC director and James J. Wilson, IGC
    director                                                                    16          --           7           --
                                                                            ------       -----      ------        -----
                                                                            $2,765       $   4      $2,737        $ (91)
                                                                            ======       =====      ======        =====
Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former IGC               Interest 10%
    director, secured by land             payments per month
                                          $27,000, matures
                                          April 1, 1999             (A1)    $1,914       $  --      $1,970        $  43
                                                                            ======       =====      ======        =====
Other Assets
Receivables - All unsecured
  Affiliate of IBC, general partner       demand
   of IGC, and Thomas B. Wilson,
   trustee, former IGC director                                             $    2       $  --      $    5        $  --
  IBC, general partner of IGC             demand                                45          --          32           --
  IGC                                     demand                                38          --          98           --
                                                                            ------       -----      ------        -----
                                                                            $   85       $  --      $  135        $  --
                                                                            ======       =====      ======        =====
Liabilities Related to Community Development
  Notes payable
    IGC                                                             (C4)    $7,651       $  --      $7,500        $  --
                                                                            ======       =====      ======        =====
  Accounts payable
    Whitman, Requardt                                               (C2)    $  220       $  --      $  139        $  --
                                                                            ======       =====      ======        =====
Other Liabilities
  IGC                                                               (C7)    $2,188       $  --      $2,188        $  --
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

     (B) Management and Other Services

     The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. As such, these receivable balances are reserved until satisfied or the prospects of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

     (1) The collectibility of management fee receivables are evaluated quarterly. Any increase or decrease in the reserves are reflected as additional expenses or recovery of such expenses.

     (C) Other

     Other transactions with related parties are as follows:

     (1) The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

     (2) Thomas J. Shafer became a director of IGMC and a trustee of ACPT in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to ACPT. In management's opinion, services performed are on terms available to other clients.

     (3) James J. Wilson, as a former general partner of IGP, was entitled to priority distributions made by each housing partnership in which IGP is the general partner up until the Distribution Date. If IGP received a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson received the entire distribution. If IGP received a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson received the first 1% of such total.

     (4) Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $100,000 and $127,000 were allocated to land development and capitalized in the first three months of 1999 and 1998, respectively.

     (5) Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

     (6) During the transition period after the Distribution, the Company has provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT has agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

     (7) Reflects ACPT's obligation to reimburse IGC for the taxes that were generated by Puerto Rico source income prior to the Distribution date. This obligation accompanied the Puerto Rico assets that were transferred to ACPT during IGC's restructuring.

(7)  SEGMENT INFORMATION

     The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 1999 and 1998 (in thousands):

                                       United    Puerto   Inter-
                                       States     Rico    Segment   Total
                                       ------    ------   -------  -------
1999:

Total revenues                        $ 3,154   $ 1,697    $  (28) $ 4,823
Interest income                            17       182       (28)     171
Interest expense                          832       254       (23)   1,063
Depreciation and amortization             457        43        --      500
Income taxes                               63        --        --       63
Income before income taxes and
  minority interest                        66       112        (4)     174
Net (loss) income                         (99)      112        (4)       9
Total assets                           73,098    47,384    (4,439) 116,043
Additions to long lived assets            794       580        --    1,374

1998:

Total revenues                        $ 4,329   $ 5,557    $  (98) $ 9,788
Interest income                             2       194       (98)      98
Interest expense                          746       262       (98)     910
Depreciation and amortization             434        37        --      471
Income taxes                               --       283        --      283
Income before income taxes and
  minority interest                       394     1,253      (122)   1,525
Net income                                309       814      (122)   1,001
Total assets                           68,284    45,778    (2,779) 111,283
Additions to long lived assets          1,037     1,192        --    2,229

(8)  REIT COMPLIANCE

     American Rental Properties Trust ("ARPT"), as a new REIT, has one taxable year to comply with certain REIT rules which it currently does not meet, including ownership of more than 50% of the REIT shares by less than five individuals ("The 5/50 test"). Management is currently pursuing raising additional capital through a preferred or common share private offering. Other options available are for the Wilson Group, the majority owners, to sell a specified number of shares or contribute them to a charitable trust. ARPT has until July 1, 1999 to comply with the 5/50 test. If it does not comply, ARPT will become taxed as a U.S. C corporation which could have a negative impact on the Company's future earnings and will not be allowed to reapply for REIT status for five years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 1999 and 1998

Community Development Operations.

     Community development land sales revenue decreased $4,894,000 to $1,067,000 during the three months ended March 31, 1999, compared to sales of $5,961,000 during the three months ended March 31, 1998. The decrease was attributable to residential lot sales in Puerto Rico of $4,000,000 which were sold to a homebuilder in bulk during the first three months of 1998, with no comparable sale in 1999. The gross profit margin for the three months ended March 31, 1999 decreased to 33%, as compared to 39% in the same period of 1998. This decrease was due primarily to the sales mix.

During the first three months of 1999, recognition of deferred income on lots sold to the homebuilding joint venture consisted of 50% of the sales revenue compared to 5% in the first quarter of 1998. The gross margins on these sales are less than those produced by other residential, commercial or industrial lot sales.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 6% to $1,398,000 for the three months ended March 31, 1999, as compared to $1,313,000 in the same period in 1998. The increase is primarily attributable to a 2% increase in rental revenues and a 4% decrease in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates. The decrease in operating expenses is a result of a decrease in overhead and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings decreased 11% to $448,000 during the first three months of 1999, as compared to $505,000 during the first three months of 1998. The decrease is primarily attributable to a decrease of earnings generated from the homebuilding joint venture as a result of an increase in the estimated costs to complete, offset in part by an increase in earnings from rental partnerships during the first three months of 1999, as compared to the first three months of 1998, .

Management and Other Fees.

     Management and other fees decreased 16% to $823,000 in the first three months of 1999, as compared to $976,000 in the same period in 1998. This decrease is primarily due to a $100,000 reduction in fees earned from the refinancing of certain apartment complexes and a $100,000 reduction of incentive fees earned during the first three months of 1999 as compared to the first three months of 1998.

Interest Expense.

     Interest expense increased 17% to $1,063,000 during the three months ended March 31, 1999, as compared to $910,000 for the three months ended March 31, 1998. This increase is primarily attributable to a $5,483,000 increase in outstanding debt from March 31, 1999 as compared to March 31, 1998.

General and Administrative Expense.

     General and administrative expenses decreased 10% to $1,438,000 for the three months ended March 31, 1999, as compared to $1,600,000 for the same period of 1998. This reduction is primarily attributable to a decrease in bad debt expense and municipal and other taxes and reduced operating expenses as a result of management's continued focus on cost efficiency.

Liquidity and Capital Resources

     Cash and cash equivalents were $1,518,000 and $2,903,000 at March 31, 1999 and December 31, 1998, respectively. This decrease was attributable to $1,951,000 and $1,642,000 used in investing and financing activities, respectively, offset by $2,208,000 provided by operating activities. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During the first quarter 1999, $2,828,000 of debt repayments were made as compared to $1,186,000 of debt advances received. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

     The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans and other sources of working capital in place to develop the projects currently underway in St. Charles and Parque Escorial.

     The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $14,702,000 of loans that are due in the next twelve months are expected to satisfy the Company's financial requirements for the next year. However, there are no assurances that adequate funds will be generated.

Debt Summary

     Substantially all of ACPT's assets are encumbered by $43,443,000 of recourse debt and $38,547,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
                                                                Balance
                                  Maximum   Interest Maturity Outstanding
                                 Borrowings   Rate     Date      3/31/99
                                 ---------- -------- -------- -----------

Banc One-term loan                 $11,000  P+2.5%   7/31/04      $8,335
Banc One-development loan            4,000  P+2.5%   7/31/04       2,814
Banc One-remediation loan            5,000  P+2.5%   7/31/04       3,978
First Bank-term loan                 6,084  P+1.5%   6/30/99       5,584
First Bank-construction loan         8,350  P+1.5%   12/31/00      3,021
RG-Premier Bank                      1,652  P+1.5%   9/30/99       1,652
Citibank                               882  (a)      demand          882
Washington Savings Bank              1,317  9.5%     9/30/99       1,024
Banco Popular                        5,600  P+1.0%   7/30/99       5,600
Annapolis National Bank              2,460  P+1.0%   12/22/00      2,424
Interstate General Company L.P.      7,651  P+1.5%   8/02/09       7,651
Other miscellaneous                    555  Various  Various         478
                                   -------                       -------
                                   $54,551                       $43,443
                                   =======                       =======

      (a) Interest is calculated at 250 basis points over the cost of funds, 9.25% at March 31, 1999.

Outlook

     American Rental Properties Trust ("ARPT"), as a new REIT, has one taxable year to comply with certain REIT rules which it currently does not meet, including ownership of more than 50% of the REIT shares by less than five individuals ("The 5/50 test"). Management is currently pursuing raising additional capital through a preferred or common share private offering. Other options available are for the Wilson Group, the majority owners, to sell a specified number of shares or contribute them to a charitable trust. ARPT has until July 1, 1999 to comply with the 5/50 test. If it does not comply, ARPT will become taxed as a U.S. C corporation which could have a negative impact on the Company's future earnings and will not be allowed to reapply for REIT status for five years.

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

     The four software financial applications employed by ACPT are certified by their respective publishers to be Y2K compliant. Active testing to verify the Y2K compliance of the companies financial systems will be conducted in the second quarter of 1999. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

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

     The non-IT related electronically controlled systems installed at ACPT owned and managed properties are currently being inventoried and evaluated for Y2K exposure. This evaluation is expected to be completed by June 30, 1999. Once the extent of Y2K exposure is determined for these systems, costs will be ascertained and procedures implemented to bring non-compliant systems into Y2K compliance. Since it has already been determined that a majority of these systems are not "date sensitive" and do not perform data logging, it is expected that Y2K exposure and related costs in this area will be minimal.

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

     ACPT has not obtained insurance specific to Y2K liability issues. However, after discussions with its insurance carrier, ACPT has determined that current policies will cover foreseeable material damages due to the Company's systems Y2K non-compliance.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by the Company's management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations.

     As of March 31, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     The sewer and water litigation entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court for Charles County, Maryland was filed in June 1989 and is continuing. The litigation originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the county, IGC, and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water fees; and (3) to what degree SCA and IGC are entitled to recover what they regard as excessive sewer and water fees they have paid in the past. The Circuit Court has ruled in SCA and IGC's favor that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court. The Court's rulings are on appeal to Maryland's Court of Special Appeals. As a result of IGC's restructure, St. Charles Community, LLC has been added as an additional party to that appeal. SCA has commenced an action in Maryland Tax Court, which is a State administrative agency, to recover what it regards as excessive sewer and water fees that have been paid in the past. That case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February 1997.

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

     SCA and IGC assigned their rights under the settlement agreement to St. Charles Community, LLC with respect to the land transferred to St. Charles Community, LLC, but IGC retained its rights to any repayment or refund of the water and sewer service and connection fees and school impact fees with respect to any construction or building activity on the land in St. Charles prior to the dates of transfer to St. Charles Community, LLC.

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




Dated:    May 13, 1999                  By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Chairman and Chief
                                             Executive Officer




Dated:    May 13, 1999                  By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller