Form 10-Q
period 1999-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1999-08-16
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Not Applicable
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

Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales
Non-affiliates	$ 7,520	$ 11,589
Affiliates	1,073	620
Equity in earnings from partnerships and developer fees	846	646
Rental property revenues	4,554	4,432
Management and other fees, substantially all from related entities	1,648	1,749
Interest and other income	468	673
Total revenues	16,109	19,709

Expenses
Cost of land sales, including costs of sales to affiliates of
$859 and $490, respectively	4,910	7,333
Selling and marketing	109	41
General and administrative	3,019	3,116
Interest expense	2,082	1,743
Rental properties operating expense	1,835	1,781
Depreciation and amortization	987	944
Syndication and spin-off costs	369	1,048
Total expenses	13,311	16,006

Income before provision for income taxes and minority interest	2,798	3,703
Provision for income taxes	814	398

Income before minority interest	1,984	3,305
Minority interest	(206)	(504)
Net income	$ 1,778	$ 2,801
Basic net income per share	$ 0.34	$ 0.54
Weighted average shares outstanding	5,192	5,218

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales
Non-affiliates	$ 6,991	$ 5,924
Affiliates	535	324
Equity in earnings from partnerships and developer fees	398	141
Rental property revenues	2,297	2,223
Management and other fees, substantially all from related entities	825	773
Interest and other income	240	536
Total revenues	11,286	9,921

Expenses
Cost of land sales, including costs of sales to affiliates of
$420 and $254, respectively	4,202	3,725
Selling and marketing	47	20
General and administrative	1,581	1,516
Interest expense	1,019	833
Rental properties operating expense	976	885
Depreciation and amortization	487	473
Syndication and spin-off costs	350	291
Total expenses	8,662	7,743

Income before provision for income taxes and minority interest	2,624	2,178
Provision for income taxes	751	115

Income before minority interest	1,873	2,063
Minority interest	(104)	(263)
Net income	$ 1,769	$ 1,800
Basic net income per share	$ 0.34	$ 0.34
Weighted average shares outstanding	5,192	5,218

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	1999	1998
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 1,977	$ 2,903
Restricted	766	1,167
	2,743	4,070
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$23,369 and $22,703, respectively	37,193	37,178
Investment in unconsolidated rental property partnerships, net of
Deferred income of $1,586 and $1,804, respectively	6,382	7,613
Investment in unconsolidated commercial property partnerships	4,533	4,535
Other receivables, net of reserves of $214 and $204, respectively	3,142	2,786
	51,250	52,112
Assets Related to Community Development
Land and development costs
Puerto Rico	25,506	26,515
St. Charles, Maryland	27,420	26,932
Notes receivable on lot sales and other	8,701	4,236
	61,627	57,683
Assets Related to Homebuilding
Investment in joint venture	852	1,145
	852	1,145
Other Assets
Receivables and other	2,284	2,690
Property, plant and equipment, less accumulated depreciation
of $1,835 and $1,753, respectively	446	466
	2,730	3,156
Total Assets	$ 119,202	$ 118,166

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	1999	1998
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 882	$ 2,723
Non-recourse debt	38,430	38,662
Accounts payable and accrued liabilities	3,369	3,036
	42,681	44,421

Liabilities Related to Community Development
Recourse debt	42,609	42,013
Accounts payable and accrued liabilities	2,258	2,207
Deferred income	125	337
	44,992	44,557

Other Liabilities
Accounts payable and accrued liabilities	6,348	6,620
Notes payable and capital leases	255	234
Accrued income tax liability-current	1,389	305
Accrued income tax liability-deferred	5,026	5,296
	13,018	12,455
Total liabilities	100,691	101,433

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	17,275	17,275
Retained earnings	1,184	(594)
Total shareholders' equity	18,511	16,733

Total liabilities and shareholders' equity	$ 119,202	$ 118,166

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net income	$ 1,778	$ 2,801
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	987	944
Benefit for deferred income taxes	(270)	(648)
Equity in earnings from unconsolidated partnerships and developer fees	(564)	(483)
Distributions from unconsolidated partnerships	1,910	1,796
Cost of sales-community development	4,910	7,333
Equity in earnings from homebuilding joint venture	(282)	(163)
Distributions from homebuilding joint venture	575	-
Changes in notes and accounts receivable	(4,821)	4,015
Changes in accounts payable, accrued liabilities and deferred income	873	771
Net cash provided by operating activities	5,096	16,366

Cash Flows from Investing Activities
Investment in land development	(4,389)	(5,623)
Change in investments related to unconsolidated rental property partnerships	(113)	142
Change in restricted cash	401	(1,855)
Additions to rental operating properties, net	(906)	(556)
Dispositions (acquisitions) of other assets	330	(113)
Net cash used in investing activities	(4,677)	(8,005)

Cash Flows from Financing Activities
Cash proceeds from debt financing	3,081	3,940
Payment of debt	(4,426)	(11,948)
Distributions to Interstate General Company L.P.'s unitholders	-	(209)
Cash distributions to Interstate General Company L.P.	-	50
Net cash used in financing activities	(1,345)	(8,167)

Net (Decrease) Increase in Cash and Cash Equivalents	(926)	194
Cash and Cash Equivalents, Beginning of Year	2,903	2,127
Cash and Cash Equivalents, June 30	$ 1,977	$ 2,321

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net income	$ 1,769	$ 1,800
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	487	473
Provision (benefit) for deferred income taxes	128	(19)
Equity in earnings from unconsolidated partnerships and developer fees	(281)	(240)
Distributions from unconsolidated partnerships	149	46
Cost of sales-community development	4,202	3,725
Equity in (earnings) losses from homebuilding joint venture	(121)	99
Distributions from homebuilding joint venture	275	-
Changes in notes and accounts receivable	(4,685)	1,593
Changes in accounts payable, accrued liabilities and deferred income	965	5
Net cash provided by operating activities	2,888	7,482

Cash Flows from Investing Activities
Investment in land development	(3,015)	(3,394)
Change in investments related to unconsolidated rental property partnerships	(64)	7
Change in restricted cash	185	(227)
Additions to rental operating properties, net	(282)	(98)
Dispositions (acquisitions) of other assets	450	(385)
Net cash used in investing activities	(2,726)	(4,097)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,895	2,352
Payment of debt	(1,598)	(4,548)
Distributions to Interstate General Company L.P.'s unitholders	-	(209)
Cash distributions to Interstate General Company L.P.	-	(786)
Net cash provided by (used in) financing activities	297	(3,191)

Net Increase in Cash and Cash Equivalents	459	194
Cash and Cash Equivalents, March 31	1,518	2,127
Cash and Cash Equivalents, June 30	$ 1,977	$ 2,321

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
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

American Rental

IGC expects to complete its transfer to American Rental of its partnership interests in United States investment properties in 1999. The partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") will be held by American Rental indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental will have a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, will have a 1% general partner interest. The transfer from Interstate General Properties Limited Partnership S.E. ("IGP") to American Housing of the general partner interest in one partnership requires HUD approval, which has not yet been obtained. American Housing holds a Class C interest in IGP which pertains solely to 100% of IGP's income and cash benefits from this partnership. To avoid termination of four other partnerships for tax purposes, sixty percent of the general partners' interest in these partnerships will not be transferred to ACPT until October 7, 1999.

American Management

IGC transferred to American Management its United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

American Land

IGC transferred to American Land its principal United States property assets and operations. These included the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,500 acres of land in St. Charles, Maryland. This constitutes substantially all of the land in St. Charles formerly held by IGC, except for land subject to wetlands litigation, the 26 remaining single-family lots in Dorchester and various scattered commercial lots.
    A 41.0346% interest in Maryland Cable Limited Partnership which holds receivables from the 1988 sale of IGC's cable television assets.
    The Class B IGP interest that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.
    As part of the asset transfers, IGC agreed to transfer to American Land 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of IGC's general partner, provided that IGC shall have received confirmation that the transfer of the Commercial Parcel (and resulting decrease in the value of IGC's assets) will not cause the IGC Units to be delisted from AMEX or the PSE. The Commercial Parcel had a book value of approximately $1,000,000 at July 28, 1998. If IGC is unable to settle the wetlands litigation on satisfactory terms or IGC does not receive confirmation of the continued listing of IGC Units, IGC will retain the Commercial Parcel. There have been no adjustments made to the accompanying financial statements to record the inclusion of the Commercial Parcel.

IGP Group.

IGC transferred to IGP Group its entire 99% limited partnership interest and 1% general partner interest in IGP, a Maryland partnership, other than the Class B IGP interest transferred to American Land. IGP's assets and operations will continue to include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds approximately 265 acres of land in the planned community of Parque Escorial and 540 acres of land in Canovanas;
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

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. The financial statements for periods prior to October 5, 1998 include the accounts of the Predecessor for the operations and assets distributed to ACPT as if the Distribution had occurred prior to January 1, 1997. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership.

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1998 financial statements have been reclassified to conform to the 1999 presentation. The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three and six months ended June 30, 1999 and 1998 does not differ from basic earnings per share.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, or an available-for-sale security. This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, during the second quarter of 1999, the FASB deferred the effective date until June 15, 2000. Although currently ACPT has no derivative instruments, this statement would apply if ACPT engages in derivative transactions in future periods.
(4)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
June 30, 1999	$ 94,309	$ 19,087	$ 113,396
December 31, 1998	98,823	14,662	113,485
Total Non-Recourse Debt
June 30, 1999	105,410	20,339	125,749
December 31, 1998	107,097	15,055	122,152
Total Other Liabilities
June 30, 1999	10,118	3,850	13,968
December 31, 1998	10,024	3,818	13,842
Total Equity
June 30, 1999	(21,219)	(5,102)	(26,321)
December 31, 1998	(18,298)	(4,211)	(22,509)
Company's Investment-book value
June 30, 1999	6,382	-	6,382
December 31, 1998	7,613	-	7,613

Summary of Operations:
Total Revenue
Three Months Ended June 30, 1999	6,825	8	6,833
Three Months Ended June 30, 1998	6,625	10	6,635
Six Months Ended June 30, 1999	13,604	15	13,619
Six Months Ended June 30, 1998	13,506	93	13,599
Net Income (Loss)
Three Months Ended June 30, 1999	356	(436)	(80)
Three Months Ended June 30, 1998	85	(532)	(447)
Six Months Ended June 30, 1999	664	(892)	(228)
Six Months Ended June 30, 1998	395	(818)	(423)
Company's recognition of equity in earnings
And developer fees
Three Months Ended June 30, 1999	278	-	278
Three Months Ended June 30, 1998	240	-	240
Six Months Ended June 30, 1999	565	-	565
Six Months Ended June 30, 1998	483	-	483

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended June 30, 1999	1,075	(3,441)	(2,366)
Three Months Ended June 30, 1998	1,035	(1,302)	(267)
Six Months Ended June 30, 1999	2,861	(5,810)	(2,949)
Six Months Ended June 30, 1998	2,852	(1,706)	1,146
Company's share of cash flows from
Operating activities
Three Months Ended June 30, 1999	288	(1,720)	(1,432)
Three Months Ended June 30, 1998	366	(651)	(285)
Six Months Ended June 30, 1999	909	(2,905)	(1,996)
Six Months Ended June 30, 1998	1,077	(853)	224
Operating cash distributions
Three Months Ended June 30, 1999	507	-	507
Three Months Ended June 30, 1998	362	-	362
Six Months Ended June 30, 1999	4,749	-	4,749
Six Months Ended June 30, 1998	4,813	-	4,813
Company's share of operating cash distributions
Three Months Ended June 30, 1999	64	-	64
Three Months Ended June 30, 1998	46	-	46
Six Months Ended June 30, 1999	1,825	-	1,825
Six Months Ended June 30, 1998	1,796	-	1,796

The unconsolidated rental properties partnerships as of June 30, 1999 include 17 partnerships owning 4,159 rental units in 20 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion.

Homebuilding Joint Venture

The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots is deferred until sold by Escorial Builders to a third party. The Company's share of the income (loss) and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	1999	1998

Total assets	$ 1,764	$ 9,396
Total liabilities	60	7,107
Total equity	1,704	2,289
Company's investment	852	1,145

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998

Total revenue	$ 9,221	$ 4,481	$ 3,952	$ 2,296
Net income (loss)	565	326	244	(198)
Company's recognition of equity
In earnings (losses)	282	163	121	(99)

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998

Cash flows from operating
Activities	$ 7,677	$ 1,378	$ 3,451	$ 745
Company's share of cash flows
From operating activities	3,839	689	1,726	373
Operating cash distributions	1,150	-	550	-
Company's share of operating cash
Distributions	575	-	275	-

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
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	1999	1998

Total assets	$ 31,823	$ 31,475
Total liabilities	27,833	27,482
Total equity	3,990	3,993
Company's investment	4,533	4,535

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998

Total revenue	$ -	$ -	$ -	$ -
Net loss	(3)	-	(2)	-
Company's recognition of equity
In losses	(1)	-	(1)	-

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998

Cash flows from operating
Activities	$ (6,472)	$ -	$ (3,979)	$ -
Company's share of cash flows
From operating activities	(2,589)	-	(1,592)	-
Operating cash distributions	-	-	-	-
Company's share of operating cash
Distributions	-	-	-	-

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 1999 and December 31, 1998 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		June 30,	December 31,
	From/To	From/To		1999	1998
Related to community development:
Recourse debt	Demand/	P+1%/	(b,c)	$ 42,609	$ 42,013
	08-02-09	10.25%
Related to investment properties:
Recourse debt	Demand	7.5%	(d)	882	2,723
Non-recourse debt	10-01-19/	6.85%/	(e)	38,430	38,662
	10-01-28	8.5%
General:
Recourse debt	03-01-00/	9.00%/		255	234
	01-01-04	18.5%
Total debt				$ 82,176	$ 83,632
    P = Prime lending interest rate.
    Approximately $14,380,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.
    Approximately $75,000 of this debt is payable on demand.
    All recourse debt, related to investment properties, is payable on demand.
    Mortgage notes payable of $7,044,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loan is 1%.

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

As of June 30, 1999, the $42,609,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,380,000 of this amount is further secured by investments in apartment rental partnerships.

As of June 30, 1999, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.

(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		1999	1998	1999	1998
Community Development - Land Sales (A)
Homebuilding joint venture-deferred sales		$ 1,073	$ 620	$ 535	$ 324

Cost of Land Sales
Homebuilding joint venture-deferred sales		$ 859	$ 490	$ 420	$ 254

Management and Other Fees (B)
Unconsolidated subsidiaries		$ 1,035	$ 1,207	$ 517	$ 594
Affiliate of IBC, general partner of IGC		172	183	85	99
Affiliate of James Michael Wilson, trustee, former IGC
director, Thomas B. Wilson, trustee, former IGC director,
and James J. Wilson, IGC director		80	77	40	39
Affiliate of James Michael Wilson, trustee, former IGC
director, Thomas B. Wilson, trustee, former IGC director,
James J. Wilson, IGC director, and an Affiliate of IBC,
general partner of IGC		32	40	18	23
		$ 1,319	$ 1,507	$ 660	$ 755
Interest and Other Income
Unconsolidated subsidiaries		$ 104	$ 24	$ 54	$ 12
Affiliate of IGC former director		32	57	(3)	14
		$ 136	$ 81	$ 51	$ 26
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 161	$ 162	$ 70	$ 73
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC	(B)	-	116	-	58
Unconsolidated subsidiaries	(B)	9	10	5	5
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		45	45	22	22
Reimbursement of administrative costs-IGC	(C6)	(67)	-	(30)	-
James J. Wilson, IGC director	(C3,C5)	250	43	125	-
		$ 398	$ 376	$ 192	$ 158
Interest Expense
Unconsolidated subsidiaries		$ 17	$ -	$ -	$ -
IGC	(C4)	126	114	62	57
		$ 143	$ 114	$ 62	$ 57

BALANCE SHEET IMPACT:
				Increase		Increase
			Balance	(Decrease)	Balance	(Decrease)
			June 30,	in Reserves	December 31,	in Reserves
			1999	1999	1998	1998
Assets Related to Rental Properties
Receivables, all unsecured and due
On demand-
Unconsolidated subsidiaries			$ 2,974	$ 32	$ 2,646	$ 19
Affiliate of IBC, general partner of IGC			(28)	-	84	(110)
Affiliate of James Michael Wilson, trustee,
former IGC director and James J. Wilson,
IGC director			24	-	7	-
			$ 2,970	$ 32	$ 2,737	$ (91)

Assets Related to Community Development
Notes receivable and accrued interest-
Affiliate of a former IGC director,	Interest P+1%
secured by land	Payments
per month
$27,000,
Matures
September 1,
	1999	(A1)	$ 1,858	$ -	$ 1,970	$ 43

Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner	Demand
of IGC, and Thomas B. Wilson
trustee, former IGC director			$ 11	$ -	$ 5	$ -
IBC, general partner of IGC	Demand		(15)	-	32	-
IGC			-	-	98	-
			$ (4)	$ -	$ 135	$ -

Liabilities Related to Community Development
Notes payable
IGC		(C4)	$ 7,818	$ -	$ 7,500	$ -

Accounts payable
Whitman, Requardt		(C2)	$ 244	$ -	$ 139	$ -

Other Liabilities
IGC		(C7)	$ 2,188	$ -	$ 2,188	$ -

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

(B) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. As such, these receivable balances are reserved until satisfied or the prospect of collectibility improves. The Company provides management services to affiliates on terms no more favorable than those available to non-affiliates.

(C) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms no less favorable than those available to unaffiliated persons for comparable property.

(2)

Thomas J. Shafer became a director of IGMC and a trustee of ACPT in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to ACPT. In management's opinion, services performed are on terms not less favorable to other clients.

(3)

James J. Wilson, as a former partner of IGP, was entitled to priority distributions made by each housing partnership in which IGP is the general partner up until the Distribution Date. If IGP received a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson received the entire distribution. If IGP received a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson received the first 1% of such total.

(4)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $205,000 and $249,000; $105,000 and $122,000 were allocated to land development and capitalized in the first six and three months of 1999 and 1998, respectively.

(5)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(6)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT has agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 1999 and 1998 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

1999:

Total revenues	$ 8,196	$ 7,990	$ (77)	$ 16,109
Interest income	34	370	(77)	327
Interest expense	1,662	485	(65)	2,082
Depreciation and amortization	902	85	-	987
Income taxes	191	623	-	814
Income before income taxes and minority interest	814	1,998	(14)	2,798
Net income	417	1,375	(14)	1,778
Total assets	72,918	50,708	(4,424)	119,202
Additions to long lived assets	1,592	2,797	-	4,389

1998:

Total revenues	$ 9,374	$ 10,498	$ (163)	$ 19,709
Interest income	26	315	(163)	178
Interest expense	1,477	429	(163)	1,743
Depreciation and amortization	870	74	-	944
Income taxes	-	398	-	398
Income before income taxes and minority interest	1,839	2,088	(224)	3,703
Net income	1,699	1,326	(224)	2,801
Total assets	68,176	44,519	(2,815)	109,880
Additions to long lived assets	2,350	3,273	-	5,623

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended June 30, 1999 and 1998 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

1999:

Total revenues	$ 5,042	$ 6,293	$ (49)	$ 11,286
Interest income	16	188	(49)	155
Interest expense	830	231	(42)	1,019
Depreciation and amortization	445	42	-	487
Income taxes	128	623	-	751
Income before income taxes and minority interest	748	1,886	(10)	2,624
Net income	516	1,263	(10)	1,769
Total assets	72,918	50,708	(4,424)	119,202
Additions to long lived assets	798	2,217	-	3,015

1998:

Total revenues	$ 5,045	$ 4,941	$ (65)	$ 9,921
Interest income	24	121	(65)	80
Interest expense	731	167	(65)	833
Depreciation and amortization	436	37	-	473
Income taxes	-	115	-	115
Income before income taxes and minority interest	1,445	835	(102)	2,178
Net income	1,390	512	(102)	1,800
Total assets	68,176	44,519	(2,815)	109,880
Additions to long lived assets	1,313	2,081	-	3,394

(8)	REIT COMPLIANCE

American Rental Properties Trust ("ARPT") will not qualify under the "closely held rules" as a REIT for income tax purposes for its taxable year ending December 31, 1999. ARPT will be taxed as a corporation, resulting in estimated taxes for 1999 of approximately $300,000. Under the Internal Revenue Service rules, ARPT will not be eligible to make another REIT election prior to its taxable year beginning in 2004.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 1999 and 1998

Community Development Operations.

Community development land sales revenue decreased $3,616,000 to $8,593,000 during the six months ended June 30, 1999, compared to sales of $12,209,000 during the six months ended June 30, 1998. The decrease was attributable to a bulk sale of residential lots in Puerto Rico during the first quarter of 1998 with no corresponding sale in the comparable quarter in 1999, offset in part by an 18% increase in the sales price of the residential lots sold in Puerto Rico during the first six months of 1999 compared to those sold during the same period in 1998. The gross profit margin for the six months ended June 30, 1999 increased to 43%, as compared to 40% in the same period of 1998. This increase was due primarily to the increase in the sales prices of the residential lots sold in Puerto Rico during the first six months of 1999 as compared to those sold in the first six months of 1998.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 3% to $2,719,000 for the six months ended June 30, 1999, as compared to $2,651,000 in the same period in 1998. The increase is primarily attributable to operating expenses increasing at the same rate as the rental revenues. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates. The increase in operating expenses is a result of an increase in overhead.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 31% to $846,000 during the first six months of 1999, as compared to $646,000 during the first six months of 1998. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture due to increased sales and a 17% increase in earnings from rental partnerships during the first six months of 1999, as compared to the first six months of 1998.

Management and Other Fees.

Management and other fees decreased 6% to $1,648,000 in the first six months of 1999, as compared to $1,749,000 in the same period in 1998. This decrease is primarily due to $200,000 of refinancing and incentive fees earned in the 1998 period and none in the 1999 period, offset in part by management fees earned from three new management contracts during the first six months of 1999 as compared to the first six months of 1998.

Interest Expense.

Interest expense increased 19% to $2,082,000 during the six months ended June 30, 1999, as compared to $1,743,000 for the six months ended June 30, 1998. This increase is primarily attributable to a $7,862,000 increase in outstanding debt from June 30, 1999 as compared to June 30, 1998.

General and Administrative Expense.

General and administrative expenses decreased 3% to $3,019,000 for the six months ended June 30, 1999, as compared to $3,116,000 for the same period of 1998. This reduction is primarily attributable to a decrease in bad debt expense and municipal and other taxes and reduced operating expenses as a result of management's continued focus on cost efficiency, offset in part by increased tax consulting fees relating to the Company's initial year of its current tax structure.

For the Three Months Ended June 30, 1999 and 1998

Community Development Operations.

Community development land sales revenue increased $1,278,000 to $7,526,000 during the three months ended June 30, 1999, compared to sales of $6,248,000 during the three months ended June 30, 1998. The increase was primarily attributable to an 18% increase in the sales price of residential lots in Puerto Rico and increased deferred revenue from the lot sales to Escorial Builders. The gross profit margin for the three months ended June 30, 1999 increased to 44%, as compared to 40% in the same period of 1998. This increase was due primarily to the increase of the sales price of the residential lots sold in Puerto Rico during the second quarter of 1999 as compared to those sold in the first second quarter of 1998.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, decreased 1% to $1,321,000 for the three months ended June 30, 1999, as compared to $1,338,000 in the same period in 1998. The decrease is primarily attributable to a 3% increase in rental revenues and a 10% increase in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates. The increase in operating expenses is a result of timing difference of utility costs and an increase in overhead.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $257,000 to $398,000 during the three months ended June 30, 1999, as compared to $141,000 during the three months ended June 30, 1998. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture due to increased sales volume and a 15% increase in earnings from rental partnerships during the three months of 1999, as compared to the first three months of 1998.

Management and Other Fees.

Management and other fees increased 7% to $825,000 in the second quarter of 1999, as compared to $773,000 in the same period in 1998. This increase is primarily due to fees earned from three new management contracts during the second quarter of 1999 as compared to the second quarter of 1998.

Interest Expense.

Interest expense increased 22% to $1,019,000 during the three months ended June 30, 1999, as compared to $833,000 for the three months ended June 30, 1998. This increase is primarily attributable to an increase in outstanding loan balances during the second quarter of 1998 as compared to the same quarter in 1997.

General and Administrative Expense.

General and administrative expenses increased 4% to $1,581,000 for the three months ended June 30, 1999, as compared to $1,516,000 for the same period of 1998. This increase is primarily attributable to additional tax consulting fees as a result of the new structure of the Company.

Liquidity and Capital Resources

Cash and cash equivalents were $1,977,000 and $2,903,000 at June 30, 1999 and December 31, 1998, respectively. This decrease was attributable to $4,677,000 used in investing and $1,345,000 used in financing activities, offset in part by $5,096,000 provided by operating activities. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During the first six months of 1999, the Company paid down $1,345,000 of debt in excess of advances. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans and other sources of working capital in place to develop the projects currently underway in St. Charles and Parque Escorial. In addition, the Company has obtained loan approval for a $3,000,000 working capital loan that is expected to close within the next thirty days.

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

Debt Summary

Substantially all of ACPT's assets are encumbered by $43,746,000 of recourse debt and $38,430,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate	Date	6/30/99

Banc One-term loan	$ 11,000	P+2.5%	7/31/04	$ 8,335
Banc One-development loan	4,000	P+2.5%	7/31/04	1,668
Banc One-remediation loan	5,000	P+2.5%	7/31/04	4,377
First Bank-term loan	6,084	P+1.5%	12/31/99	5,583
First Bank-construction loan	8,350	P+1.5%	12/31/00	4,276
RG-Premier Bank	1,652	P+1.5%	9/30/99	1,607
Bank Trust	882	(a)	Demand	882
Washington Savings Bank	1,317	9.5%	9/30/99	1,024
Banco Popular	5,600	P+1.0%	11/30/99	5,600
Annapolis National Bank	2,460	P+1.0%	12/22/00	2,245
Interstate General Company L.P.	7,818	P+1.5%	8/02/09	7,818
Other miscellaneous	555	Various	Various	331
	$ 54,718			$ 43,746
    Interest is calculated at 250 basis points over the cost of funds, 7.5% at June 30, 1999.

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

The four software financial applications employed by ACPT are certified by their respective publishers to be Y2K compliant. Active testing to verify the Y2K compliance of the companies financial systems will be conducted in the third quarter of 1999. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

The U.S. and Puerto Rico operations rely on separate time and attendance systems for payroll processing. The U.S. payroll system utilizes the services of a third party provider and is certified Y2K compliant by the provider. Puerto Rico payroll processing is performed in-house and was upgraded to a Y2K compliant system in December 1998. The direct deposit function of the Puerto Rico payroll system relies on a third party component provided by Banco Popular of Puerto Rico and was upgraded to a Y2K compliant system in July 1999.

The hardware component of ACPT's financial systems consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and verified to be Y2K compliant.

The non-IT related electronically controlled systems installed at ACPT owned and managed properties have been inventoried and evaluated for Y2K exposure. It has been determined that these systems are not "date sensitive" and thus not a Y2K issue. In addition, ACPT has obtained Y2K certifications and/or assurances from the manufacturers and maintenance contractors for a majority of these systems.

The administrative applications (word processing, spreadsheet, messaging, etc.) utilized by ACPT have been certified by the various publishers and verified to be Y2K compliant.

Third Party Impact on Company Operations:

ACPT performs all financial and revenue production procedures in house with the exception of U.S. rental payment processing. Failure to timely process and deposit tenant payments indirectly impacts the Company's cash flow. Statements of Y2K compliance have been obtained from those vendors supplying these services to ACPT.

Of the administrative procedures, U.S. payroll processing and the Puerto Rico direct deposit functions are performed by third party vendors. A statement of Y2K compliance has been obtained from the U.S. payroll vendor and ACPT considers Y2K exposure with U.S. payroll processing to be minimal. Recently Y2K non-complaint, the Puerto Rico direct deposit function was upgraded to a Y2K compliant system July 1999. With the exception of a rental payment processing failure, the Company does not foresee any adverse impact to company fiscal operations due to third party non-compliance.

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

ACPT does not separately track the internal costs incurred for the Y2K project; these costs are principally related payroll costs for the companies information systems and property management groups. The costs for the financial departments to perform the scheduled tests of the accounting and billing systems for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

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

As of June 30, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.
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

The sewer and water litigation entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court for Charles County, Maryland was filed in June 1989 and is continuing. The litigation originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the county, IGC, and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water fees; and (3) to what degree SCA and IGC are entitled to recover what they regard as excessive sewer and water fees they have paid in the past. The Circuit Court has ruled in SCA and IGC's favor that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court. The Court's rulings are on appeal to Maryland's Court of Special Appeals. As a result of IGC's restructure, St. Charles Community, LLC has been added as an additional party to that appeal. The County has appealed a February 18, 1999 order by the Circuit Court for Charles County providing that the County "may not charge in excess of $2,040 per water and sewer connection for all residential lots or properties located in the St. Charles Communities until such time as the County obtains a report approved by the Court which substantiates an increased charge." The County has also requested that the Court of Special Appeals delay consideration of this appeal until it issues a decision in the related sewer and water appeal based on the circuit court's December 11,1997 order. The Court of Special Appeals has not yet issued this decision. SCA has commenced an action in Maryland Tax Court, which is a State administrative agency, to recover what it regards as excessive sewer and water fees that have been paid in the past. That case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February 1997.

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

ACPT held its 1999 Annual Meeting of Shareholders on June 23, 1999. At the meeting, shareholders elected one individual as Trustee for a term to expire at the Annual Meeting in the year 2002. In addition, shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for 1999. The results of the voting are as follows:
	Votes For	Votes Withheld
Trustee
Pedro Vazquez	4,990,517	18,174

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of Arthur Andersen as independent auditors for 1999	4,993,710	10,074	4,907	-0-
ITEM 5.	OTHER INFORMATION

None.

ITEM 6(a).	EXHIBITS

Exhibit Number and Description

(27)	Financial Data Schedule

ITEM 6(b).	REPORTS ON FORM 8-K

Form 8-K dated July 8, 1999

Item 5.	Other Events

Disclosed that one of American Community Properties Trust's subsidiaries, American Rental Properties Trust, a Maryland real estate investment trust which owns partnership interests in 13 rental properties in Maryland and Virginia, would not qualify under the "closely held rules" as a REIT for federal income tax purposes for its taxable year ending December 31, 1999. American Rental Properties Trust will be taxed as a corporation, resulting in estimated taxes for 1999 of approximately $300,000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 13, 1999	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 13, 1999	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller