Form 10-Q
period 1999-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 1999-11-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Three Months Ended September 30, 1999 and 1998 (Unaudited)	8
	Notes to Consolidated Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 1999 and 1998	23
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2	Material Modifications of Rights of Registrant's Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31
	Signatures	32

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales
Non-affiliates	$ 7,925	$ 11,776
Affiliates	1,488	1,179
Equity in earnings from partnerships and developer fees	1,169	1,144
Rental property revenues	6,895	6,693
Management and other fees, substantially all from related entities	2,453	2,518
Interest and other income	877	892
Total revenues	20,807	24,202

Expenses
Cost of land sales, including costs of sales to affiliates of
$1,182 and $936, respectively	5,724	8,011
Selling and marketing	193	54
General and administrative	4,523	4,289
Interest expense	3,060	2,726
Rental properties operating expense	2,823	2,748
Depreciation and amortization	1,488	1,420
Syndication and spin-off costs	377	1,831
Total expenses	18,188	21,079

Income before provision for income taxes and minority interest	2,619	3,123
Provision for income taxes	1,052	582

Income before minority interest	1,567	2,541
Minority interest	(310)	(607)
Net income	$ 1,257	$ 1,934
Basic net income per share	$ 0.24	$ 0.37
Weighted average shares outstanding	5,191	5,216

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales
Non-affiliates	$ 405	$ 187
Affiliates	415	559
Equity in earnings from partnerships and developer fees	323	498
Rental property revenues	2,341	2,261
Management and other fees, substantially all from related entities	805	769
Interest and other income	409	219
Total revenues	4,698	4,493

Expenses
Cost of land sales, including costs of sales to affiliates of
$323 and $446, respectively	814	678
Selling and marketing	84	13
General and administrative	1,504	1,173
Interest expense	978	983
Rental properties operating expense	988	967
Depreciation and amortization	501	476
Syndication and spin-off costs	8	783
Total expenses	4,877	5,073

Loss before provision for income taxes and minority interest	(179)	(580)
Provision for income taxes	238	184

Loss before minority interest	(417)	(764)
Minority interest	(104)	(103)
Net loss	$ (521)	$ (867)
Basic net loss per share	$ (0.10)	$ (0.17)
Weighted average shares outstanding	5,191	5,211

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS

	September 30,	December 31,
	1999	1998
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 2,869	$ 2,903
Restricted	480	1,167
	3,349	4,070
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$23,711 and $22,703, respectively	37,014	37,178
Investment in unconsolidated rental property partnerships, net of
deferred income of $1,478 and $1,804, respectively	6,469	7,613
Investment in unconsolidated commercial property partnerships	4,535	4,535
Other receivables, net of reserves of $219 and $204, respectively	3,633	2,786
	51,651	52,112
Assets Related to Community Development
Land and development costs
Puerto Rico	27,852	26,515
St. Charles, Maryland	28,135	26,932
Notes receivable on lot sales and other	6,135	4,236
	62,122	57,683
Assets Related to Homebuilding
Investment in joint venture	413	1,145
	413	1,145
Other Assets
Receivables and other	1,963	2,690
Property, plant and equipment, less accumulated depreciation
of $1,884 and $1,753, respectively	432	466
	2,395	3,156
Total Assets	$ 119,930	$ 118,166

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	1999	1998
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 882	$ 2,723
Non-recourse debt	38,310	38,662
Accounts payable and accrued liabilities	3,347	3,036
	42,539	44,421

Liabilities Related to Community Development
Recourse debt	44,161	42,013
Accounts payable and accrued liabilities	2,481	2,207
Deferred income	40	337
	46,682	44,557

Other Liabilities
Accounts payable and accrued liabilities	5,737	6,620
Notes payable and capital leases	272	234
Accrued income tax liability-current	1,412	305
Accrued income tax liability-deferred	5,223	5,296
	12,644	12,455
Total Liabilities	101,865	101,433

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	17,350	17,275
Retained earnings	663	(594)
Total Shareholders' Equity	18,065	16,733

Total Liabilities and Shareholders' Equity	$ 119,930	$ 118,166

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net income	$ 1,257	$ 1,934
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,488	1,420
(Provision) benefit for deferred income taxes	(73)	136
Equity in earnings from unconsolidated partnerships and developer fees	(826)	(759)
Distributions from unconsolidated partnerships	2,076	1,912
Cost of sales-community development	5,724	8,011
Equity in earnings from homebuilding joint venture	(343)	(385)
Distributions from homebuilding joint venture	1,075	-
Changes in notes and accounts receivable	(2,198)	3,551
Changes in accounts payable, accrued liabilities and deferred income	401	2,713
Net cash provided by operating activities	8,581	18,533

Cash Flows from Investing Activities
Investment in land development	(8,264)	(10,083)
Change in investments related to unconsolidated rental property partnerships	(106)	128
Change in restricted cash	687	(2,093)
Additions to rental operating properties, net	(1,181)	(780)
Dispositions (acquisitions) of other assets	70	(696)
Net cash used in investing activities	(8,794)	(13,524)

Cash Flows from Financing Activities
Cash proceeds from debt financing	7,325	12,287
Payment of debt	(7,221)	(14,533)
Purchase of minority interest in subsidiary	-	(3,100)
Distributions to Interstate General Company L.P.'s Unitholders	-	(209)
Cash distributions to Interstate General Company L.P.	-	(398)
Issuance of warrants	75	268
Net cash provided by (used in) financing activities	179	(5,685)

Net Decrease in Cash and Cash Equivalents	(34)	(676)
Cash and Cash Equivalents, Beginning of Year	2,903	2,127
Cash and Cash Equivalents, September 30	$ 2,869	$ 1,451

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net loss	$ (521)	$ (867)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	501	476
Benefit for deferred income taxes	197	784
Equity in earnings from unconsolidated partnerships and developer fees	(264)	(276)
Distributions from unconsolidated partnerships	166	116
Cost of sales-community development	814	678
Equity in earnings from homebuilding joint venture	(61)	(222)
Distributions from homebuilding joint venture	500	-
Changes in notes and accounts receivable	2,623	(464)
Changes in accounts payable, accrued liabilities and deferred income	(472)	1,941
Net cash provided by operating activities	3,483	2,166

Cash Flows from Investing Activities
Investment in land development	(3,875)	(4,460)
Change in investments related to unconsolidated rental property partnerships	9	(14)
Change in restricted cash	286	(238)
Additions to rental operating properties, net	(275)	(223)
Acquisitions of other assets	(260)	(583)
Net cash used in investing activities	(4,115)	(5,518)

Cash Flows from Financing Activities
Cash proceeds from debt financing	4,244	8,347
Payment of debt	(2,795)	(2,585)
Purchase of minority interest in subsidiary	-	(3,100)
Cash distributions to Interstate General Company L.P.	-	(449)
Issuance of Warrants	75	268
Net cash provided by financing activities	1,524	2,481

Net Increase (Decrease) in Cash and Cash Equivalents	892	(871)
Cash and Cash Equivalents, June 30	1,977	2,322
Cash and Cash Equivalents, September 30	$ 2,869	$ 1,451

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
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

ACPT is a self-managed holding company that is expected to be taxed as a partnership. The Company is primarily engaged in the investment of rental properties, community development and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico. These operations are carried out through American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group") and their subsidiaries.
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1998 financial statements have been reclassified to conform to the 1999 presentation. The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 does not differ from basic earnings per share.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, or an available-for-sale security. This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, during the second quarter of 1999, the FASB deferred the effective date until January 1, 2001. Although currently ACPT has no derivative instruments, this statement would apply if ACPT engages in derivative transactions in future periods.

(4)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
September 30, 1999	$ 93,536	$ 20,849	$ 114,385
December 31, 1998	98,823	14,662	113,485
Total Non-Recourse Debt
September 30, 1999	104,777	22,193	126,970
December 31, 1998	107,097	15,055	122,152
Total Other Liabilities
September 30, 1999	9,976	4,160	14,136
December 31, 1998	10,024	3,818	13,842
Total Equity
September 30, 1999	(21,217)	(5,504)	(26,721)
December 31, 1998	(18,298)	(4,211)	(22,509)
Company's Investment
September 30, 1999	6,475	-	6,475
December 31, 1998	7,613	-	7,613

Summary of Operations:
Total Revenue
Three Months Ended September 30, 1999	6,619	533	7,152
Three Months Ended September 30, 1998	6,758	10	6,768
Nine Months Ended September 30, 1999	20,223	548	20,771
Nine Months Ended September 30, 1998	20,264	103	20,367
Net Income (Loss)
Three Months Ended September 30, 1999	339	(402)	(63)
Three Months Ended September 30, 1998	290	(433)	(143)
Nine Months Ended September 30, 1999	1,003	(1,294)	(291)
Nine Months Ended September 30, 1998	685	(1,251)	(566)
Company's recognition of equity in earnings
and developer fees
Three Months Ended September 30, 1999	264	-	264
Three Months Ended September 30, 1998	276	-	276
Nine Months Ended September 30, 1999	826	-	826
Nine Months Ended September 30, 1998	759	-	759

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended September 30, 1999	1,071	(2,094)	(1,023)
Three Months Ended September 30, 1998	1,290	(899)	391
Nine Months Ended September 30, 1999	3,932	(7,904)	(3,972)
Nine Months Ended September 30, 1998	4,142	(2,605)	1,537
Company's share of cash flows from
operating activities
Three Months Ended September 30, 1999	336	(1,047)	(711)
Three Months Ended September 30, 1998	442	(450)	(8)
Nine Months Ended September 30, 1999	1,245	(3,952)	(2,707)
Nine Months Ended September 30, 1998	1,519	(1,303)	216
Operating cash distributions
Three Months Ended September 30, 1999	361	-	361
Three Months Ended September 30, 1998	261	-	261
Nine Months Ended September 30, 1999	4,110		4,110
Nine Months Ended September 30, 1998	5,074	-	5,074
Company's share of operating cash distributions
Three Months Ended September 30, 1999	166	-	166
Three Months Ended September 30, 1998	116	-	116
Nine Months Ended September 30, 1999	2,076		2,076
Nine Months Ended September 30, 1998	1,912	-	1,912

The unconsolidated rental properties partnerships as of September 30, 1999 include 17 partnerships owning 4,159 rental units in 20 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion.

Homebuilding Joint Venture

The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots is deferred until sold by Escorial Builders to a third party. As of September 30, 1999, 213 of these units have closed. The Company's share of the income and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	September 30,	December 31,
	1999	1998

Total assets	$ 862	$ 9,396
Total liabilities	37	7,107
Total equity	825	2,289
Company's investment	413	1,145

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998

Total revenue	$ 10,903	$ 8,431	$ 1,682	$ 3,950
Net income	686	768	121	442
Company's recognition of equity
in earnings	343	385	61	222

SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998

Cash flows from operating
Activities	$ 8,380	$ 3,801	$ 703	$ 2,423
Company's share of cash flows
from operating activities	4,190	1,900	-	1,211
Operating cash distributions	2,150	-	-	-
Company's share of operating cash
Distributions	1,075	-	-	-

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of Puerto Rico. ACPT contributed the land (estimated book value upon completion of $5,696,000) in exchange for 48% of future income generated by the thirty-year lease of the building and $700,000 of reimbursement for development costs. The building is under construction and is expected to be completed during the first quarter of 2000. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	September 30,	December 31,
	1999	1998

Total assets	$ 31,047	$ 31,475
Total liabilities	27,059	27,482
Total equity	3,988	3,993
Company's investment	4,535	4,535

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998

Total revenue	$ -	$ -	$ -	$ -
Net loss	(5)	-	(2)	-
Company's recognition of equity
in losses	(2)	-	(1)	-

SUMMARY OF CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998

Cash flows	$ (9,490)	$ -	$ (3,018)	$ -
Company's share of cash flows	(3,796)	-	(1,207)	-
Cash distributions	-	-	-	-
Company's share of cash distributions	-	-	-	-

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 1999 and December 31, 1998 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		September 30,	December 31,
	From/To	From/To		1999	1998
Related to community development:
Recourse debt	Demand/	P+1%/	(b,c)	$ 44,161	$ 42,013
	08-02-09	P+2.5%
Related to investment properties:
Recourse debt	Demand	9.25%	(d)	882	2,723
Non-recourse debt	10-01-19/	6.85%/	(e)	38,310	38,662
	10-01-28	8.5%
General:
Recourse debt	03-01-00/	9.44%/		272	234
	01-01-04	18.5%
Total debt				$ 83,625	$ 83,632
    P = Prime lending interest rate.
    Approximately $14,658,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, 2.5% in 2000, and increases 1/2% each year thereafter, through 2003.
    Approximately $75,000 of this debt is payable on demand.
    All recourse debt, related to investment properties, is payable on demand.
    Mortgage notes payable of $7,008,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loan is 1%.

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

As of September 30, 1999, the $44,161,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,658,000 of this amount is further secured by investments in apartment rental partnerships.

As of September 30, 1999, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.

(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. In addition, the Company transacts business with substantially all of its non-consolidated subsidiaries. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		1999	1998	1999	1998
Community Development - Land Sales (A)
Homebuilding joint venture		$ 1,488	$ 1,179	$ 415	$ 559

Cost of Land Sales
Homebuilding joint venture		$ 1,182	$ 936	$ 323	$ 446

Management and Other Fees (B)
Unconsolidated subsidiaries		$ 1,554	$ 1,717	$ 519	$ 510
Affiliate of IBC, general partner of IGC		265	261	93	78
Affiliate of James Michael Wilson, trustee, former IGC
Director, Thomas B. Wilson, trustee, former IGC director,
and James J. Wilson, IGC director		123	118	43	41
Affiliate of James Michael Wilson, trustee, former IGC
Director, Thomas B. Wilson, trustee, former IGC director,
James J. Wilson, IGC director, and an Affiliate of IBC,
General partner of IGC		47	62	15	22
		$ 1,989	$ 2,158	$ 670	$ 651
Interest and Other Income
Unconsolidated subsidiaries		$ 163	$ 42	$ 59	$ 18
Affiliate of IGC former director		296	97	264	40
		$ 459	$ 139	$ 323	$ 58
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 245	$ 246	$ 84	$ 84
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC	(B1)	-	(109)	-	(225)
Unconsolidated subsidiaries	(B)	14	15	5	5
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		68	68	23	23
Reimbursement of administrative costs-IGC	(C6)	(87)	-	(20)	-
James J. Wilson, IGC director	(C3,C5)	375	43	125	-
Thomas J. Shafer, trustee	(C2)	23	20	8	8
		$ 638	$ 283	$ 225	$ (105)
Interest Expense
Unconsolidated subsidiaries		$ 17	$ -	$ -	$ -
IGC	(C4)	173	171	47	57
IBC, general partner of IGC		-	8	-	8
		$ 190	$ 179	$ 47	$ 65

BALANCE SHEET IMPACT:
				Increase		Increase
			Balance	(Decrease)	Balance	(Decrease)
			September 30,	in Reserves	December 31,	in Reserves
			1999	1999	1998	1998
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries		(C8)	$ 3,389	$ 14	$ 2,646	$ 19
Affiliate of IBC, general partner of IGC			(33)	-	84	(110)
Affiliate of James Michael Wilson, trustee,
Former IGC director and James J. Wilson,
IGC director			21	-	7	-
			$ 3,377	$ 14	$ 2,737	$ (91)
Assets Related to Community Development
Notes receivable and accrued interest-
Affiliate of a former IGC director,	Interest P+1%
Secured by land	Paid
September 1,
	1999	(A1)	$ -	$ -	$ 1,970	$ 43
Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner
of IGC, and Thomas B. Wilson
Trustee, former IGC director	Demand		$ (8)	$ -	$ 5	$ -
IBC, general partner of IGC	Demand		(113)	-	32	-
IGC			9	-	98	-
			$ (112)	$ -	$ 135	$ -
Liabilities Related to Community Development
Notes payable
IGC		(C4)	$ 7,986	$ -	$ 7,500	$ -

Other Liabilities
IGC		(C7)	$ 2,226	$ -	$ 2,188	$ -
Affiliate of IBC, general partner of IGC		(C1)	107	-	18	-
			$ 2,333	$ -	$ 2,206	$ -

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

(1)

During the third quarter of 1998, an affiliate of IBC guaranteed the payment of management fees due from Chastleton, Coachman's, Rolling Hills and Village Lake. Prior to this, the collection of these fees had been questionable and were fully reserved.

(C) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms no less favorable than those available to unaffiliated persons for comparable property.

(2)	ACPT pays Mr. Shafer consulting fees of $2,500 per month.
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

(4)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $327,000 and $371,000; $122,000 and $122,000 were allocated to land development and capitalized in the first nine and three months of 1999 and 1998, respectively.

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

(8)

The Company has provided working capital and completion advances to the two projects that are undergoing condominium conversion. These advances will be repaid over the next year as the condominiums close. The outstanding balances of these advances as of September 30, 1999 and December 31, 1998 were $2,682,000 and $1,885,000, respectively.

(7)	ASSET TRANSFER STATUS

To avoid termination of the partnerships for tax purposes, sixty percent of the general partner interest in four partnerships was not transferred from IGC to ACPT with the other assets. These partnership interests will be transferred to ACPT when Banc One releases the lien it holds on them. As part of the asset transfers, IGC conditionally agreed to transfer to ACPT 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of IGC's general partner, provided that IGC shall have received confirmation that the transfer of the Commercial Parcel (and resulting decrease in the value of IGC's assets) will not cause the IGC Units to be delisted from AMEX or the PSE. IGC has come to an agreement with the Government to settle the wetlands litigation subject to acceptance by the Court on November 22, 1999.
(8)	REIT COMPLIANCE

American Rental Properties Trust ("ARPT") will not qualify under the "closely held rules" as a REIT for income tax purposes for its taxable year ending December 31, 1999. ARPT will be taxed as a corporation, resulting in estimated taxes payable for 1999 of approximately $300,000. Under the Internal Revenue Service rules, ARPT will not be eligible to make another REIT election prior to its taxable year beginning in 2004.

(9)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 1999 and 1998 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
1999:

Total revenues	$ 11,501	$ 9,440	$ (134)	$ 20,807
Interest income	50	659	(134)	575
Interest expense	2,509	659	(108)	3,060
Depreciation and amortization	1,361	127	-	1,488
Income taxes	394	658	-	1,052
Income before income taxes and minority interest	787	1,860	(28)	2,619
Net income	83	1,202	(28)	1,257
Total assets	72,554	52,326	(4,950)	119,930
Additions to long lived assets	2,764	5,500	-	8,264

1998:

Total revenues	$ 12,249	$ 12,168	$ (215)	$ 24,202
Interest income	69	456	(215)	310
Interest expense	2,258	683	(215)	2,726
Depreciation and amortization	1,310	110	-	1,420
Income taxes	-	582	-	582
Income before income taxes and minority interest	1,161	2,186	(224)	3,123
Net income	910	1,248	(224)	1,934
Total assets	70,090	47,271	(2,301)	115,060
Additions to long lived assets	5,013	5,070	-	10,083

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended September 30, 1999 and 1998 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

1999:

Total revenues	$ 3,305	$ 1,450	$ (57)	$ 4,698
Interest income	16	289	(57)	248
Interest expense	848	174	(44)	978
Depreciation and amortization	459	42	-	501
Income taxes	203	35	-	238
Loss before income taxes and minority interest	(27)	(138)	(14)	(179)
Net loss	(334)	(173)	(14)	(521)
Total assets	72,554	52,326	(4,950)	119,930
Additions to long lived assets	1,172	2,703	-	3,875

1998:

Total revenues	$ 2,875	$ 1,671	$ (53)	$ 4,493
Interest income	44	142	(53)	133
Interest expense	781	255	(53)	983
Depreciation and amortization	440	36	-	476
Income taxes	-	184	-	184
(Loss) income before income taxes and
Minority interest	(678)	98	-	(580)
Net loss	(789)	(78)	-	(867)
Total assets	70,090	47,271	(2,301)	115,060
Additions to long lived assets	2,663	1,797	-	4,460

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 1999 and 1998

Community Development Operations.

Community development land sales revenue decreased $3,542,000 to $9,413,000 during the nine months ended September 30, 1999, compared to sales of $12,955,000 during the nine months ended September 30, 1998. The decrease was attributable to reduced residential lot sales in Puerto Rico, offset in part by a 17% increase in the sales price of the residential lots sold in Puerto Rico during the first nine months of 1999 compared to those sold during the same period in 1998 due to a timing difference of the bulk sales. The gross profit margin for the nine months ended September 30, 1999 increased to 39%, as compared to 38% in the same period of 1998. This increase was due primarily to the increase in the sales price of the residential lots sold in Puerto Rico during the first nine months of 1999 as compared to those sold in the first nine months of 1998.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 3% to $4,072,000 for the nine months ended September 30, 1999, as compared to $3,945,000 in the same period in 1998. The increase is primarily attributable to operating expenses increasing at a lower rate than the rental revenues. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates. The increase in operating expenses is a result of an increase in overhead.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 2% to $1,169,000 during the first nine months of 1999, as compared to $1,144,000 during the first nine months of 1998. The increase is primarily attributable to an increase in earnings from rental partnerships, offset in part by a decrease of earnings generated from the homebuilding joint venture during the first nine months of 1999, as compared to the first nine months of 1998. There were three units remaining in the homebuilding joint venture on September 30, 1999.

Management and Other Fees.

Management and other fees decreased 3% to $2,453,000 in the first nine months of 1999, as compared to $2,518,000 in the same period in 1998. This decrease is primarily due to a reduction of fees earned from the refinancing of certain apartment complexes and incentive fees earned during the first nine months of 1998, offset by fees earned from three new management contracts during the first nine months of 1999.

Interest Expense.

Interest expense increased 12% to $3,060,000 during the nine months ended September 30, 1999, as compared to $2,726,000 for the nine months ended September 30, 1998. This increase is primarily attributable to a $3,549,000 increase in the outstanding average debt balance for the first nine months of 1999 compared to the same period in 1998.

General and Administrative Expense.

General and administrative expenses increased 5% to $4,523,000 for the nine months ended September 30, 1999, as compared to $4,289,000 for the same period of 1998. This increase is a result of an adjustment to bad debt expense during the first nine months of 1998 due to the recognition of previously reserved management fee receivables, with no comparable transaction in 1999, an increase during the first nine months of 1999 in tax consulting fees relating to the Company's initial year of its current tax structure, bad debt expenses attributable to a discount on notes receivable, offset in part by a decrease in municipal and other taxes.

For the Three Months Ended September 30, 1999 and 1998

Community Development Operations.

Community development land sales revenue increased $74,000 to $820,000 during the three months ended September 30, 1999, compared to sales of $746,000 during the three months ended September 30, 1998. The increase was primarily attributable to residential lot sales in the U.S., offset by a reduction of deferred revenue from lot sales to Escorial Builders. The gross profit margin for the nine months ended September 30, 1999 decreased to 1%, as compared to 9% in the same period of 1998. This decrease was due primarily to repairs to streets in a neighborhood developed and sold in prior years.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 5% to $1,353,000 for the three months ended September 30, 1999, as compared to $1,294,000 in the same period in 1998. This increase is primarily due to a 4% increase in rental revenues and a 2% increase in operating expenses. The increase in rental revenues is a result of a reduction in vacancies. The increase in operating expenses is a result of an increase in overhead.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased $175,000 to $323,000 during the three months ended September 30, 1999, as compared to $498,000 during the three months ended September 30, 1998. This decrease is primarily attributable to a 72% decrease of earnings generated from the homebuilding joint venture, offset in part by an increase in earnings from rental partnerships during the third quarter of 1999 as compared to the third quarter of 1998. There were three units remaining in the homebuilding joint venture on September 30, 1999.

Management and Other Fees.

Management and other fees increased 5% to $805,000 for the three months ended September 30, 1999, as compared to $769,000 in the same period in 1998. This increase is primarily due to fees earned from three new management contracts during the third quarter of 1999 as compared to the third quarter of 1998.

Interest Expense.

Interest expense decreased less than 1% to $978,000 during the three months ended September 30, 1999, as compared to $983,000 for the three months ended September 30, 1998. This decrease is primarily due to the increase of the percent of inventory eligible for interest capitalization during the third quarter of 1999 as compared to the same quarter in 1998.

General and Administrative Expense.

General and administrative expenses increased 28% to $1,504,000 for the three months ended September 30, 1999, as compared to $1,173,000 for the same period of 1998. This increase is primarily attributable to an adjustment to bad debt expense during the third quarter of 1998 due to the recognition of previously reserved management fee receivables, with no comparable transaction in 1999, and an increase in the third quarter of 1999 in bad debt expense attributable to a discount in notes receivable.

Liquidity and Capital Resources

Cash and cash equivalents were $2,869,000 and $2,903,000 at September 30, 1999 and December 31, 1998, respectively. This decrease was attributable to $8,794,000 used in investing, offset in part by $8,581,000 provided by operating activities and $179,000 provided by financing activities. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During the first nine months of 1999, the Company drew down $104,000 of debt in excess of repayments. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans and other sources of working capital in place to develop the projects currently underway in St. Charles and Parque Escorial. In addition, the Company closed a $3,000,000 working capital loan in September and a $8,275,000 development loan in October for the development of the next section of residential lots in Parque Escorial. The Company has also received a $2,153,000 loan commitment for the development of the next parcel of residential lots in St. Charles.

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $7,397,000 of loans that are due in the next twelve months are expected to satisfy the Company's financial requirements for the next year. However, there are no assurances that adequate funds will be generated.

Debt Summary

Substantially all of ACPT's assets are encumbered by $45,315,000 of recourse debt and $38,310,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's recourse debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate	Date	9/30/99

Banc One-term loan	$ 11,000	P+2.5%	7/31/04	$ 8,335
Banc One-development loan	4,000	P+2.5%	7/31/04	1,668
Banc One-remediation loan	5,000	P+2.5%	7/31/04	4,655
First Bank-term loan	12,350	P+1%	6/30/02	4,934
First Bank-construction loan	9,150	P+1.5%	12/31/00	6,004
First Bank-working capital loan	3,000	P+1.0%	6/30/02	1,925
Bank Trust	882	(a)	Demand	882
Washington Savings Bank	1,317	9.5%	9/30/00	915
Banco Popular	5,600	P+1.0%	11/30/99	5,600
Annapolis National Bank	2,460	P+1.0%	12/22/00	2,065
Interstate General Company L.P.	7,986	P+1.5%	8/02/09	7,986
Other miscellaneous	555	Various	Various	346
	$ 63,300			$ 45,315
    Interest is calculated at 250 basis points over the cost of funds, 7.9% at September 30, 1999.

First Bank has approved modifications to their loans. The term loan was converted to a development loan to provide funds for the residential lot development in Parque Escorial. The development loan for the office park in Parque Escorial was increased by $800,000 to provide development funds to complete the park's infrastructure. In addition, First Bank agreed to provide a $3,000,000 non-revolving working capital loan with the potential for an additional $2,000,000. The interest rates of the existing loans were reduced to Prime plus 1%, the release prices were reduced to 65% of sales proceeds and the maturity dates extended to June 30, 2002. The Company agreed to pay a .5% extension/commitment fee for these modifications. The working capital loan closed in September, the documentation for the revised term loan has been executed and the documents for the revised office park loan are in process. On November 10, 1999, the Company presented Banco Popular with a proposal reflecting a $500,000 payment in November 1999 with a one year extension on the balance. Banco Popular is reviewing the proposal.

Year 2000

Summery:

ACPT has completed its Y2K assessment and testing program. Per this assessment ACPT has determined that its IT and non-IT infrastructure is Y2K compliant. ACPT anticipates no adverse impact to company operations due to the upcoming century change.

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

The four software financial applications employed by ACPT are certified by their respective publishers to be Y2K compliant. Testing to verify the Y2K compliance of the companies financial systems was completed in September of 1999. "Dummy" companies were setup in these systems with dates forwarded to beyond 2000 for the tests. No Y2K related errors were encountered during these tests.

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

Risks of ACPT's Y2K Issues:

The failure of one or all of ACPT's financial systems for more than a few days would create a hardship on Company operations. Failure of the accounting systems will affect the Company's general ledger, accounts payable, accounts receivable, and reporting functions. Of utmost importance is the correct operation of the company's property management systems. Failure of these systems could have a negative impact on ACPT's cash flow from these rental operations.

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

As of September 30, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

St. Charles has been zoned as a planned unit development that allows construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. The County has agreed to provide sufficient sewer and water connections for all housing units remaining to be developed in St. Charles. IGC and SCA are involved in litigation with the County regarding (1) the level of sewer and water fees that may be imposed and (2) the level of school construction impact fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for refunds of excessive sewer and water fees and school construction impact fees.

The sewer and water litigation entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland) was filed in June 1989 and is continuing. This case originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the case was resolved by a Settlement Agreement dated November 29, 1989, which was confirmed in a Consent Decree entered in March of 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the County, IGC, and SCA are: (1) whether a study procured by the County in 1996 justifies the sewer and water connection fees which it imposes in St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water connection fees; and (3) to what degree SCA and IGC are entitled to recover excessive sewer and water connection fees already paid. The Circuit Court ruled in favor of SCA and IGC that the County's 1996 study did not meet applicable requirements and that SCA and IGC are entitled to an injunction against future excessive sewer and water connection fees. The Court further ruled that SCA and IGC must pursue its sewer and water connection fee refund claims in Maryland's Tax Court.

The County appealed these Circuit Court rulings to the Maryland Court of Special Appeals. As a result of IGC's restructure, St. Charles Community, LLC was added as an additional party to that appeal. On October 6, 1999, the Court of Special Appeals upheld the Circuit Court's rulings with respect to sewer connection fees, but reversed its rulings with respect to water connection fees. The Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court of Special Appeals therefore held that SCA may pursue its refund claims for sewer connection fees paid from May 15, 1992 to the present in the Tax Court, but that SCA is not entitled to water connection fee refunds. SCA is in the process of filing a motion with the Court of Special Appeals asking it to reconsider its decision with respect to water connection fees, but SCA had already commenced an action in the Maryland Tax Court for refunds of excessive connection fees. That Tax Court case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February of 1997.

The County has also appealed a February 18, 1999 order by the Circuit Court for Charles County providing that the County "may not charge in excess of $2,040 per water and sewer connection for all residential lots or properties located in St. Charles Communities until such time as the County obtains a report approved by the Court which substantiates an increased charge." That appeal is still pending.

SCA's and IGC's claims for refunds of excessive school impact fees paid to the County are being pursued in the Maryland Tax Court in actions titled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (filed October 1994), and 98-MI-0083 (filed February 1998). In those cases SCA and IGC are seeking refunds of excessive school impact fees paid to the County, as well as a ruling on the nature of their rights to credits against school impact fees for school sites that they have donated to the County. On December 15, 1998, the Circuit Court for Charles County, on appeal from a decision of the Tax Court, ruled that certain of SCA's and IGC's refund claims had not been filed on a timely basis. SCA and IGC have appealed that ruling to the Court of Special Appeals. That appeal is also still pending.

With respect to the land transferred to St. Charles Community, LLC, SCA and IGC assigned their rights under the settlement agreement to St. Charles Community, LLC. However, IGC retained its rights to any repayment or refund of water and sewer connection fees and/or school impact fees with respect to any construction or building activity on the land in St. Charles prior to the dates of transfer to St. Charles Community, LLC.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

Exhibit Number and Description

(27)	Financial Data Schedule

ITEM 6(b).	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 15, 1999	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 15, 1999	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller