Form 10-K
period 1999-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2000-03-31
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.
TITLE OF EACH CLASS Common Shares, $.01 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED American Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 2000 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $7,814,684. As of March 15, 2000, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2000 Annual Meeting of Shareholders to be held in June 2000 are incorporated by reference into Part III.

AMERICAN COMMUNITY PROPERTIES TRUST

1999 Form 10-K Annual Report

TABLE OF CONTENTS

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

RENTAL APARTMENT PROPERTIES.

United States.

ACPT, indirectly through its subsidiary, American Rental, and American Rental's limited partnership subsidiary, American Housing, hold interests in 13 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,246 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership. Under non-recourse mortgages, the partners are not jointly and severally liable for the debt. HUD provides rent subsidies to residents of 993 of the apartment units and interest subsidies for 415 units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit program, and 200 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 528 units are leased at market rates.

The partnership agreements of seven of the U.S. apartment partnerships provide that American Housing will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner. In two of those partnerships, American Housing also receives 25.5% of the distributable surplus cash from operations as a limited partner. In five partnerships, American Housing receives 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, American Housing as general partner will receive 50% of the distributable cash flow from operations, refinancings and dispositions. In two of these partnerships, American Housing also receives 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their contributions, American Housing's general partner's distributions increase to 50% and its share of capital limited partnership distributions decreases to 25.5%. In one of these partnerships, American Housing directly and indirectly will receive 100% of the distributable cash flow from operations.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract :
		No. of	12/31/99	Occupancy	Expiration
		Apt.	Project Cost	At	of Subsidy
		Units	(in thousands)	12/31/99	Contract

Bannister Associates Limited Partnership	(1)	167	$ 5,187	88%	2017
		41			2000
Brookside Gardens Limited Partnership	(2)	56	2,687	93%	N/A
Crossland Associates Limited Partnership	(3)	96	3,280	86%	N/A
Fox Chase Apartments General Partnership	(4)	176	8,005	85%	N/A
Headen House Associates
Limited Partnership	(5)	136	6,144	75%	2000
Huntington Associates Limited Partnership	(6)	204	10,492	91%	2000
Lakeside Apartments Limited Partnership	(7)	54	4,180	100%	N/A
Lancaster Apartment Limited Partnership	(8)	104	5,023	96%	N/A
New Forest Apartments General Partnership	(4)	256	13,969	90%	N/A
Palmer Apartments Associates
Limited Partnership	(9)	152	5,848	98%	2000/2001
Wakefield Terrace Associates
Limited Partnership	(10)	164	6,530	87%	2020
		40			2000
Wakefield Third Age Associates
Limited Partnership	(11)	84	3,231	94%	2019
		20			2000
Essex Apartments Associates
Limited Partnership	(12)	496	19,424	97%	2000
		2,246	$ 94,000
    Receives subsidies under the National Housing Act up to a maximum of $141,696 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
    Not subsidized.
    Not subsidized, but 20% of the units are subject to income guidelines set by Sections 4a and 103b of the Internal Revenue Code of 1954.
    Receives subsidies under the National Housing Act up to a maximum of $1,096,044 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,581,624 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    56 units are subsidized and receive subsidies under the National Housing Act up to a maximum of $414,708 per year. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $161,940 per year.
    Receives subsidies under the National Housing Act up to a maximum of $67,560 per year.
    Receives subsidies under the National Housing Act up to a maximum of $3,393,792 per year.

Puerto Rico.

In addition, ACPT, indirectly through its partnership subsidiary IGP Group, and IGP Group's partnership subsidiary IGP, holds interests in 9 Puerto Rico apartment partnerships that own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships, with the exception of a $10,000,000 guarantee on two properties, are financed by non-recourse mortgages.

Two of the Puerto Rico partnership agreements provide for IGP to receive 50% of the net cash flow from operations. In the remaining seven partnerships, IGP receives a 0% to 5% interest in profits, losses and net cash flow from operations until the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share in 50% to 60% of cash distributions from operations, refinancing and disposition. As a result of loans made to six of the Puerto Rico apartment partnerships, IGP also holds notes payable from the partnerships that are required to be paid prior to paying partnership distributions from refinancing, sale or other capital events.

ACPT may benefit from certain projected trends in Puerto Rico. Puerto Rico is estimated to have approximately 3.7 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. While the population has increased, the size of a typical Puerto Rican family has decreased, resulting in the need for additional housing. This trend is expected to continue. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. Per capita personal income increased to $9,000 in fiscal year 1998 from $7,882 in fiscal 1996, $7,374 in 1995 and $7,079 in 1994. The economy of Puerto Rico registered a real growth in its gross product of 3.1% during fiscal year 1998, compared with increases of 3.2% in 1997, 3.3% in 1996, 3.4% in 1995 and 2.5% in 1994.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
		No. of	12/31/99	Occupancy	Expiration
		Apt.	Project Cost	at	of Subsidy
		Units	(in thousands)	12/31/99	Contract

San Anton	(1)	184	$ 4,703	99%	2000
Monserrate I	(2)	304	11,712	99%	2000
Alturas del Senorial	(3)	124	4,692	98%	1999
Jardines de Caparra	(4)	198	7,389	100%	2000
Colinas de San Juan	(5)	300	12,138	99%	2001
Bayamon Gardens	(6)	280	13,686	100%	2011
Vistas del Turabo	(7)	96	3,395	98%	2021
Monserrate II	(8) (9)	304	12,476	99%	2020
Santa Juana	(8) (10)	198	7,517	99%	2020
Torre De Las Cumbres	(8) (11)	155	6,714	100%	2020
De Diego	(8) (12)	198	7,615	99%	2020
Valle del Sol	(13)	312	15,499	99%	2003
		2,653	$ 107,536
    Receives subsidies under the National Housing Act up to a maximum of $951,648 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,990,475 per year.
    Receives subsidies under the National Housing Act up to a maximum of $699,360 per year.
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

Government Regulation.

HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the amounts that the government deems residents can afford. Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate which provides a corresponding reduction in resident rental rates. In order to comply with the requirements of Section 8 and Section 236, residents are screened by American Management or IGP for eligibility under HUD guidelines. Subsidies are provided under long-term contracts between the federal government and the apartment partnerships.

Cash flow from projects whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "State Financing Agencies") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. The regulatory agreements also require that if cash from operations exceed the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico and any new apartment properties developed by ACPT in the U.S. most likely will offer market rate rents.

The subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 1999 and 2020. HUD is processing the application for the extension of the subsidy contract that expired in 1999. In addition, the long term subsidy contracts for six Puerto Rico properties that expire in 2011, 2020 or 2021 may be cancelled by the applicable Puerto Rico apartment partnership in 2000 (for contracts to expire in 2020) or 2001 (for contracts to expire in 2011 or 2021) and thereafter every five years until expiration. ACPT intends to seek the renewal of expiring subsidy contracts for its properties. HUD is in the process of trying to finalize new subsidy contracts for five-year terms, renewable annually. This is expected to be completed this year. Until that time, contracts will be renewed annually subject to certain requirements, including rent comparability studies and renewal requests submitted 120 days in advance of contract expiration. Management estimates that there may be minor adjustments in the rental income but that they will not have a material impact on the Company's financial statements.

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

Competition.

ACPT's investment properties that receive rent subsidies are not subject to market conditions affecting occupancy at properties with market rate rents. These subsidized properties average approximately 98% occupancy year round. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units typically benefits.

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

Currently, IGP is in the process of converting two former apartment properties, Monte de Oro and New Center, into condominiums. Construction of the improvements to be made at the properties have been completed. All of the condominiums are under sales contract and as of March 27, 2000, 167 have closed.

ACPT does not intend to convert other properties at this time and will pursue extensions of the subsidy contracts as they mature.

United States.

ACPT currently does not intend to convert any of the properties owned by the U.S. Apartment Partnerships into condominiums.

COMMUNITY DEVELOPMENT.

ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land in the master planned communities of St. Charles, Maryland, and Parque Escorial, in Carolina, Puerto Rico. The land in both communities is being developed by ACPT and its affiliates for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, and commercial and industrial uses. ACPT may also develop for residential use certain land adjacent to the site of a planned commercial development in Canovanas, Puerto Rico.

St. Charles.

ACPT, indirectly through American Land, owns more than 4,500 acres for development in the planned community of St. Charles. St. Charles contains a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County rose to 118,000 in 1998, up from 101,000 in 1990, and is projected to increase to 166,500 by 2015. The 1998 average household income in Charles County is estimated at $64,100. The County issued permits for 443,413 square feet of new commercial/industrial construction, a 54% increase over 1998. Building permit activity for new residential structures kept pace with the average activity recorded over the past twenty years with a total of 1,154 permits issued during 1999.

St. Charles is comprised of five separate villages: Smallwood Village, completed, Westlake Village, which has been substantially completed, Fairway Village, currently under development, and Piney Reach and Wooded Glen, both undeveloped. Each village consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18-hole public golf course. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 5,000 to 8,000 square feet.

IGC's development of St. Charles as a planned unit development ("PUD") began in 1972 when a comprehensive planned unit development for St. Charles was approved by the County. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 1999, there were over 11,000 completed housing units in St. Charles, including Carrington Neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.2 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, so named for the existing 18-hole public golf course which it surrounds, is currently being developed. Its master plan provides for 3,346 dwelling units consisting of 1,287 acres of land including an industrial park and a 40-acre commercial center. The Company celebrated the grand opening of Fairway Village during 1999. The monument signs are in place leading to a model home park that is sited amongst 79 fully developed single-family detached lots. We expect to commence construction on the next 72 single-family lots in the spring of 2000, followed by the development of a section of small single-family detached lots in the summer. The engineering of an additional 98 lots is well underway and construction may begin late in the year for lot delivery in the spring of 2001.

The last two villages, Wooded Glen and Piney Reach, which include approximately 3,000 acres, are planned for development after the completion of Fairway Village. The total number and mix of residential units must be approved by the County Commissioners before development can begin and there can be no assurances that the total of 24,730 units in the master plan can be attained.

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

The Charles County government recently enacted a zoning text amendment which imposed more stringent standards for the construction of townhomes and for the zoning of townhome land in Charles County. We do not expect that this amendment will materially affect the number of units built in St. Charles. However, it will affect the selling price of the new townhomes built in the county, including St. Charles. In addition, the Charles County government recently adopted an adequate public facilities policy for schools which tests available school capacity prior to the recording of final plats. St. Charles has received allocation approval for the next 72 lots as well as 32 of the 98 upcoming lots and 27 of the 61 small lots. Additional allocation capacity is expected on July 1, 2000.

Pursuant to Article 8-220 of the Annotated Code of Maryland the undeveloped land of St. Charles is currently assessed as "Planned Development" at the rate equal to farm or agricultural land".

Recently, a bill was introduced to the State Legislature at the request of the Charles County Commissioners to repeal the agricultural assessment for Planned Development. Specifically, those portions of St. Charles within the Priority Funding Area (Industrial and Commercial property, as well as residential property on the periphery of the existing development) would lose their agricultural assessment rate, with the monies to "be used to provide for programs to enhance the quality of life within the St. Charles Community". If this bill passes the General Assembly, the financial impact as based on the Charles County Government estimate would be approximately $200,000 per year.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new home buyers within a five-mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640-unit project being developed by Miller & Smith and Southwinds, a 367-unit project being developed by Washington Homes. Smaller projects are being developed by more than 20 other developers. This is the result of several major national and regional homebuilders becoming attracted by the growing marketplace. According to DPGM, Charles County residential building permits have increased yearly from 1993 to 1998, with 962 in 1993, 964 in 1994, 965 in 1995, 1,090 in 1996 and 1,232 in 1997 and 1,454 in 1998. In this very price sensitive market, ACPT attempts to position St. Charles to provide low priced building lots and homes while offering more amenities than the competition. ACPT intends to continue this strategy.

Environmental Impact

Management of ACPT believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. The historical use of the land has been farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for Sheffield Neighborhood in Fairway Village, the next phase of residential development containing 1,642 dwelling units. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while plans are being reviewed by local, state and federal agencies for environmentally sensitive areas.

ACPT's predecessor, IGC, settled the ongoing litigations regarding the disturbance of wetlands. The property held by ACPT in St. Charles was not subject to that litigation.

Parque Escorial.

ACPT, indirectly through American Land, IGP Group and IGP holds a 100% interest in Land Development Associates ("LDA"), which in 1989 acquired the 432-acre site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1992 and contemplates the construction of 2,700 dwelling units of various types on 312 acres and the development of 120 acres for commercial, office and light industrial uses. LDA has developed and sold 147 acres, and continues to own 285 acres of developed and undeveloped land at this site which has been established as the planned community of Parque Escorial. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Development of Parque Escorial began in 1994 with the sale of 61 acres of commercial land to Wal-Mart. Wal-Mart and Sam's Club stores, each consisting of 125,000 square feet, opened in 1995. Since then 200,000 square feet of commercial space has opened. An additional 14 acres of commercial land have been sold for prices up to $1.1 million per acre. Residential development began in 1996 and 1,081 units have settled. Of these, 216 units are "walk-up" condominiums built and sold by a joint venture 50% owned by IGP Group.

In January 1998, construction of the office park encompassing 23 acres of saleable land began. In December 1998, LDA transferred title to a 7-acre site on which a 150,000 square foot building is presently being built by ELI S.E., a special partnership in which LDA holds a 48% interest. The building will be leased to the State Insurance Fund of Puerto Rico, a government agency, for thirty years at the end of which the lessee can acquire it for $1. For income tax purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax-free. The tax-free status stays intact when ELI distributes its income to the Company.

Site improvements for the next residential phase comprising of approximately 1,007 units commenced in August 1999. The first 360 lots have been sold.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to planning commission review and approval. LDA has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide for adequate water and sewer capacity for the first 2,200 units, which includes commercial land space.

ACPT believes that in addition to developing commercial land for sale, opportunities exist for ACPT to develop commercial rental properties in Puerto Rico.

Competition

The scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from small-scale condominium projects in areas considered to be similar or less desirable than Parque Escorial. Furthermore, it is one of only two master planned communities currently under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. In addition, Encantada's developer is building all the homes in the community, while Parque Escorial features six different projects in its first phase, providing more selections for the buyer.

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

COMMERCIAL RENTAL PROPERTIES.

LDA also owns approximately 540 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. At present, LDA is evaluating the viability of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater with a capacity of 20,000, and an amusement park. In 1999, the Puerto Rico government enacted Bill 1958, "The Film Industry Law". This law provides tax incentives and credits to producers, film projects and infrastructure developers in an effort to attract the film industry to Puerto Rico. Portions of the land may also be developed for residential use if commercial development or land leasing is not feasible.

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

In addition, IGP earns fees from the management of 2,653 rental apartment units owned by the nine Puerto Rico Apartment Partnerships, in which the Company holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.25% to 7.5%. The management contracts for these properties have terms of one or two years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico Apartment Partnerships. Upon the conversion of units to condominiums, management fees cease. However, IGP customarily receives fees in connection with managing the conversion process.

IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of LIHPRHA. The management agreements for these properties expire April 1, 2001. In addition, IGP manages 440 units owned by the Puerto Rico Housing Finance Agency. These units were converted to condominiums in 1999 by entities other than IGP. Management fees cease when the condominiums are delivered to buyers.

HOMEBUILDING IN PUERTO RICO.

ACPT, through IGP Group, holds a 50% interest in Escorial Builders S.E. ("Escorial Builders"), which is a construction joint venture at Parque Escorial. The remaining interest in the joint venture is held by an unrelated third party, which was the general contractor for the project. Escorial Builders completed the sale of all 216 "walk-up" condominium units during 1999. IGP Group, on its own or through joint ventures, is planning to construct additional projects commencing in the year 2000.

ITEM 2.	PROPERTIES

ACPT owns real property located in Maryland and Puerto Rico. As of December 31, 1999, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory- Residential lots Commercial, office or light industrial acres	89 90
Under development- Residential lots Commercial, office or light industrial acres	523 110
Pre-development - master plan approved Residential lots Commercial, office or light industrial acres	2,784 418
Held for future development acres	3,071

Carolina, Puerto Rico
Finished inventory- Residential lots Commercial, office or light industrial acres	-- 7
Under development- Residential lots Commercial, office or light industrial acres	160 15
Pre-development- Residential lots	647
Held for future development acres	105

Canovanas, Puerto Rico
Held for future development acres	540
ITEM 3.	LEGAL PROCEEDINGS

St. Charles is zoned as a planned unit development that allows construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. The County has agreed to provide sufficient sewer and water connections for all housing units to be developed in St. Charles. IGC, SCA and St. Charles Community, LLC are involved in litigation with the County regarding the level of sewer and water connection fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for refunds of excessive sewer and water fees.

The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland). It was filed in June 1989 and is continuing. St. Charles Associates originally sought a ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by an agreement dated November 29, 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the agreement and companion Consent Decree. With respect to the land transferred to St. Charles Community, LLC, SCA and IGC assigned their rights under the agreement to St. Charles Community, LLC. However, IGC retains a right to any repayment or refund of water and sewer connection fees with respect to any construction or building activity prior to the date of transfer to St. Charles Community, LLC.

Disputes that are presently being contested between the County, St. Charles Community, LLC, IGC, and SCA are: (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees imposed upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water connection fees; and (3) to what extent SCA and IGC are entitled to recover excessive sewer and water connection fees previously paid.

In 1997, the Circuit Court ruled in SCA's and IGC's favor that the County's 1996 study did not meet with the applicable requirements and that SCA and IGC were entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue their sewer and water connection fee refund claims in Maryland's Tax Court. The County appealed these rulings to the Maryland Court of Special Appeals. St. Charles Community, LLC is an additional party to that appeal.

On October 6, 1999, the Court of Special Appeals upheld the Circuit Court's rulings with respect to sewer connection fees, but reversed its rulings with respect to water connection fees. The Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 in the Tax Court, because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC and SCA all have sought review of the Court of Special Appeals' decision in the Maryland Court of Appeals, but that court has not yet determined whether to grant review.

Meanwhile SCA and IGC have commenced an action in the Maryland Tax Court for refunds of excessive connection fees. That Tax Court case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February of 1997.

The County has also appealed a February 18, 1999 order by the Circuit Court for Charles County that the County "may not charge in excess of $2,040 per water and sewer connection for all residential lots or properties located in St. Charles Communities until such time as the County obtains a report approved by the court which substantiates an increased charge." That appeal is pending.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-000269, Circuit Court for Charles County. On February 24, 2000, an officer of the Company was named as a defendant in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment rulings for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, which are directly related to the filing of this claim were completed by St. Charles Community, LLC, a subsidiary of ACPT. In addition to an officer of the Company, IGC and one of its officers were also specifically named as defendants in the claim. As part of the restructure, any liability suffered by IGC or previous officers that result from actions undertaken by ACPT will be covered by an indemnification from ACPT. Based on advice of counsel, the Company believes that an offer to convey the easement and right of way would satisfy the Plaintiff's and result in little or no economic loss. Although the management of both companies intend to vigorously defend themselves against these allegations, there can be no guarantee they will be successful.

Nissan Auto, Inc. vs. Departamento de Transportacion y Obras Publicas, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc., filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of the overpass which goes directly into the Parque Escorial Development. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damages. In addition to that, they allege that the construction was extended in time and that aggravated the situation. The plaintiffs are asking for $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed a suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit.

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversite of the construction. The actual construction costs exceeded the contract amount. Both parties claim that their maximum share of the total cost was limited and the other party is responsible for any costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. A status conference was held on September 20, 1999 where the judge granted an additional term of sixty days to end discovery. Another status conference was held January 14, 2000. We are now concentrating in the discovery that is necessary.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 4A.	EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 1999 are as follows:
Name	Age	Position

J. Michael Wilson	34	Chairman and Chief Executive Officer
Edwin L. Kelly	58	President and Chief Operating Officer
Paul A. Resnik	52	Senior Vice President and Secretary
Carlos Rodriguez	54	Senior Vice President
Eduardo Cruz Ocasio	53	Vice President and Assistant Secretary
Cynthia L. Hedrick	47	Vice President
Nancy M. Shambaugh	42	Vice President
Richard E. Barnas	39	Vice President
Hector Ramos	42	Vice President and Assistant Secretary
Jorge Garcia	61	Vice President of IGP

The following is a brief account of the business experience during the past five years through December 31, 1999 of each officer:

J. Michael Wilson was appointed Chairman and Chief Executive Officer of the Company in July 1998. Prior to that date, he served as Vice Chairman, Secretary and Chief Financial Officer of the predecessor company. He has been President and Chief Operating Officer of IBC since 1994. He has been President of Wilson Securities Corporation since March 1996.

Edwin L. Kelly was appointed President and Chief Operating Officer of the Company in July 1998. Prior to that date, he served in various capacities with the predecessor company and its affiliates.

Paul A. Resnik was appointed Senior Vice President and Secretary of the Company in July 1998. He served as Senior Vice President of the predecessor company from 1993-1998.

Carlos Rodriguez was appointed Senior Vice President of the Company in June 1999. Prior to that date, he served in various capacities with the predecessor company and its affiliates.

Eduardo Cruz Ocasio was appointed Vice President and Assistant Secretary of the Company in July 1998. Prior to that date, he served in various capacities with the predecessor company.

Cynthia L. Hedrick was appointed Vice President of the Company in November 1998. Prior to that date, she served as Vice President of the predecessor company.

Nancy M. Shambaugh was appointed Vice President of the Company in November 1998. Prior to that date, she served in various capacities with the predecessor company

Richard E. Barnas was appointed Vice President of the Company in January 1999 after serving as Vice President of the predecessor company since May 1998. He served as Branch Manager of McCrone, Inc., an engineering firm, from May 1997 to April 1998. Prior to that date, he served as President of Barnas Engineering, P.C.

Hector Ramos was appointed Vice President and Assistant Secretary of the Company in June 1999. He held the position of Chief Financial Officer of Blue Cross of Puerto Rico, Inc. from October 1987 to May 1999. Prior to that date, he served in various capacities with Blue Cross of Puerto Rico, Inc.

Jorge Garcia was appointed Vice President of IGP in January 1999. He served as Vice President and General Manager of Fountainebleu Plaza, S.E., a real estate development firm, from January 1994 to December 1998.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ACPT's shares are traded on the American and the Pacific Stock Exchanges under the symbol "APO". The following table sets forth, for the periods indicated, the high and low sales prices per ACPT share as reported in the consolidated transaction reporting system, and cash distributions paid to shareholders during these periods. ACPT's shares commenced public trading on October 6, 1998.
		Cash Dividends		Price Range of ACPT Shares
		Total	Per Share	High	Low

1999	Quarter
	Fourth	$ -	$ -	$ 3.50	$ 3.12
	Third	-	-	5.44	3.00
	Second	-	-	5.88	4.06
	First	259,578	0.05	5.00	4.19

1998	October 5 to
	December 31	$ -	$ -	$ 7.13	$ 3.75

As of the close of business on March 15, 2000, there were 214 shareholders of record. As of March 15, 2000, the closing price reported by the American Stock Exchange was $3.25 per share.

Cash available for distribution will be determined at the discretion of the Board of Trustees. The Board of Trustees will review the adequacy of the Company's distribution rate quarterly. Future distributions by the Company will depend on its financial condition, capital requirements, and such other factors as the Board of Trustees deems relevant. The Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders reduced by any Puerto Rico income tax payable by ACPT and any U.S. federal income taxes paid by American Rental with respect to undistributed capital gains.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth financial and operating information of ACPT for the five year period ended December 31, 1999 as if it had been a separate company operating for all periods presented. It should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
	Year Ended December 31,
	1999	1998	1997	1996		1995
	(In thousands)
Income Statement Data:
Land sales	$ 17,520	$ 16,670	$ 13,165	$ 13,674		$ 15,441
Rental property revenues	9,229	8,979	8,737	7,577		4,642
Management and other fees	3,213	3,447	3,775	4,816		3,894
Equity in earnings from partnerships
and developer fees	1,396	1,638	1,509	16,585		2,514
Interest and other income	1,189	1,031	943	982		693
Total revenues	32,547	31,765	28,129	43,634		27,184
Cost of land sales	10,947	11,106	8,494	9,378		7,801
Interest expense	4,183	3,724	3,820	4,433		4,263
General and administrative expense	6,051	5,793	6,607	6,810		6,769
Other operating expenses	6,347	7,974	6,744	5,518		2,667
Total expenses	27,528	28,597	25,665	26,139		21,500
Minority interest	(414)	(697)	(600)	(444)		(511)
Income tax provision	18	1,289	470	3,424		1,369
Net income	4,587	1,182	1,394	12,695	(1)	3,804
Basic and fully diluted earnings per share	$ 0.88	$ 0.23	$ 0.27	$ 2.45		$ 0.75

Balance Sheet Data:
Assets related to rental properties	47,345	47,577	47,421	52,011		35,561
Assets related to commercial properties	4,996	4,535	-	-		-
Assets related to community development	60,152	57,683	61,647	63,000		59,309
Cash and other assets	8,915	8,371	6,054	5,565		7,083
Total assets	121,408	118,166	115,122	120,576		101,953
Debt related to rental properties
Recourse	882	2,723	969	1,139		1,334
Non-recourse	38,188	38,662	39,101	39,508		22,650
Debt related to community development
Recourse	42,497	42,013	39,784	38,943		49,941
Non-recourse	-	-	2,295	2,153		2,034
Other liabilities	17,604	18,035	16,957	18,745		12,781
Total liabilities	99,171	101,433	99,106	100,488		88,740
Shareholders' equity	22,237	16,733	16,016	20,088		13,213
    Includes a $932,000 reduction for an extraordinary item-early extinguishment of debt.

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands)
Operating Data:
Rental apartment units managed at
end of period (includes remaining units
under condominium conversion)	8,566	8,650	8,139	8,139	8,085
Units under construction	-	-	-	-	54
Units converted to condominiums and sold	84	-	-	-	-
Community Development
Residential lots sold	222	399	231	406	113
Residential lots transferred to joint venture	-	-	118	98	-
Residential lots transferred to Company's
rental property operations	-	-	-	-	54
Commercial and business park acres sold	97	43	17	5	20
Undeveloped acres sold	-	-	381	-	2

Other:
EBITDA (1)	$ 12,929	$ 10,808	$ 8,704	$ 23,938	$ 10,706
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

For the Years Ended December 31, 1999 and 1998

Community Development Operations.

Community development land sales revenue increased $850,000 to $17,520,000 during the twelve months ended December 31, 1999, compared to sales of $16,670,000 during the twelve months ended December 31, 1998. The increase was attributable to residential lot sales in the U.S. in 1999 of $994,000 compared to $193,000 in 1998 as a result of the grand opening in 1999 of Fairway Village. The gross profit margin for 1999 increased to 38%, as compared to 33% in 1998. This increase was due primarily to the increase in the sales price of the residential lots sold in Puerto Rico during 1999 as compared to those sold in 1998.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 2% to $5,499,000 for the twelve months ended December 31, 1999, as compared to $5,401,000 in the same period in 1998. The increase is primarily attributable to a 3% increase in rental revenues offset in part by a 4% increase in operating expenses. The increase in rental revenues is a result of increased rental rates. The increase in operating expenses is a result of increased maintenance costs.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 15% to $1,396,000 during the twelve months ended December 31, 1999, as compared to $1,638,000 during the twelve months ended December 31, 1998. The decrease is primarily attributable to a decrease of earnings generated from the Puerto Rico homebuilding joint venture during 1999, as compared to the same period in 1998.

Management and Other Fees.

Management and other fees decreased 7% to $3,213,000 in the twelve months ended December 31, 1999, as compared to $3,447,000 in the same period in 1998. This decrease is due primarily to the recognition of $200,000 of incentive management fees and $160,000 of fees earned from the refinancing of certain apartment complexes in 1998 with no comparable fees earned in 1999, offset in part by an increase in the contracted fees from three properties and management fees earned from a short term management arrangement on three other properties during 1999.

Interest Expense.

Interest expense increased $459,000 to $4,183,000 during 1999, as compared to $3,724,000 in 1998. This 12% increase is primarily attributable to an 8% increase in interest incurred and a decrease of inventory eligible for interest capitalization leaving a higher percent of the interest incurred to be expensed during the twelve months ended December 31, 1999 as compared to the same period of 1998.

General and Administrative Expense.

General and administrative expenses increased 4% to $6,051,000 during the twelve months ended December 31, 1999, as compared to $5,793,000 during the same period of 1998. This increase resulted from an increase in bad debt expense of $196,000, primarily attributable to discounts on notes receivable of $165,000, a $110,000 increase in tax consulting fees relating to the Company's initial year and general inflation during 1999 as compared to 1998. These increases were offset in part by a decrease in legal fees and operating expenses during 1999 as compared to 1998.

Preferred Offering and Spin-off Costs.

Costs of $56,000 related to the restructuring of IGC, the Predecessor, were recognized as an expense in 1999, as compared to $2,324,000 for the same period of 1998. In addition, during 1999 the Company wrote off $310,000 of expenses related to an equity offering that was not consummated.

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

Management and Other Fees.

Management and other fees decreased 9% to $3,447,000 in the twelve months ended December 31, 1998, as compared to $3,775,000 in the same period in 1997. This decrease is primarily due to a $375,000 reduction in fees earned from the refinancing of certain apartment complexes during 1998 as compared to 1997. In addition, during 1998 the Company recognized $230,000 less of management fees reserved in prior periods than it did in 1997. These amounts were offset in part by $200,000 of incentive fees earned during 1998 with no comparable fee earned during 1997.

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

Liquidity and Capital Resources

Cash and cash equivalents were $5,186,000 and $2,903,000 at December 31, 1999 and December 31, 1998, respectively. This increase was attributable to $16,213,000 provided by operations, offset by $12,292,000 and $1,638,000 used in investing and financing activities, respectively. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships and Puerto Rico homebuilding joint venture. The cash outflow for investing activities was primarily attributable to land improvements. Cash used in financing activities was primarily used to repay debt.

The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans in place to develop the projects currently underway in St. Charles and Parque Escorial and has received a commitment letter for the funding of the next parcel of single-family lots in St. Charles.

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $8,440,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no assurances that these funds will be generated.

Debt Summary

Substantially all of ACPT's assets are encumbered by $44,000,000 of recourse debt and $38,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate (b)	Date	12/31/99

Banc One-term loan	$ 11,000	P+2.5%	7/31/04	$ 8,335
Banc One-development loan	4,000	P+2.5%	7/31/04	1,668
Banc One-remediation loan	5,000	P+2.5%	7/31/04	4,972
First Bank-term loan	17,500	P+1.0%	6/30/02	4,934
First Bank-inventory loan	8,275	P+1.0%	6/30/02	1,307
First Bank-construction loan	8,350	P+1.0%	6/30/02	2,730
First Bank-working capital loan	3,000	P+1.0%	6/30/02	1,957
BankTrust	882	(a)	Demand	882
Washington Savings Bank	1,317	9.5%	9/30/00	915
Banco Popular	5,600	P+1.0%	6/30/00	5,600
Annapolis National Bank	2,460	P+1.0%	12/22/00	1,850
Interstate General Company L.P.	8,154	P+1.5%	8/02/09	8,154
Other miscellaneous	700	Various	Various	451
	$ 76,238			$ 43,755
    Interest is calculated at 250 points over the cost of funds, 8.6% at December 31, 1999.
    P = Prime lending interest rate

Material Negative Debt Covenants

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company and IGC together to maintain a ratio of combined aggregate liabilities to combined tangible net worth of no greater than three to one and seven and a half to one for the Company by itself. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

Outlook

In January 2000, the Company closed a $5,000,000 loan with The Columbia Bank. This loan matures in five years and is secured by the residential land in Fairway Village. The initial advance of $4,000,000 was paid to Banc One, as will the remaining $1,000,000 when certain land is subdivided in the county land records.

Year 2000 Compliance Follow-Up

As of March 15, 2000, ACPT has not experienced any material system problems relating to year 2000 issues nor did the preparation of year 2000 have a material impact on ACPT's results of operations for the year ended December 31, 1999.

In 1998, management of ACPT adopted a plan to confront year 2000 issues. Under the plan, management conducted an assessment of the potential material effect of year 2000 issues on ACPT's business, results of operations, and financial condition and determined ways to mitigate those issues.

ACPT has not incurred significant costs in designing and implementing the year 2000 plan, nor did it incur significant costs in modifying its existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues. Although ACPT's management does not anticipate any additional expenditures relating to year 2000 issues, there can be no assurance as to the magnitude of future costs until significant time has past.
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
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)
								Fair Value
								December 31,
	2000	2001	2002	2003	2004	Thereafter	Total	1999

Long-term debt, including
current portions:
Fixed rate debt-principal	$ 1,697	$ 637	$ 723	$ 755	$ 794	$ 34,949	$ 39,555	$ 37,185
Fixed rate debt-interest	3,106	2,852	2,577	2,524	2,470	31,260	44,789
Average interest rate	9.24%	8.10%	8.09%	8.00%	7.94%	7.93%	8.22%	7.87%

Variable rate debt-principal	12,619	3,000	12,640	3,000	2,975	8,154	42,388	42,388
Variable rate debt-interest	3,557	2,679	1,891	1,103	774	3,107	13,111
Average interest rate	9.79%	11.00%	9.86%	11.00%	11.00%	9.00%	10.27%	10.27%
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

American Community Properties Trust:

We have audited the accompanying consolidated balance sheets of American Community Properties Trust (a Maryland real estate investment trust) and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Properties Trust as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on pages 54 through 63 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Vienna, Virginia
March 31, 2000

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	1999	1998	1997

Revenues
Community development-land sales
Non-affiliates	$ 15,943	$ 14,942	$ 9,693
Affiliates	1,577	1,728	3,472
Rental property revenues	9,229	8,979	8,737
Management and other fees, substantially all from related entities	3,213	3,447	3,775
Equity in earnings from partnerships and developer fees	1,396	1,638	1,509
Interest and other income	1,189	1,031	943
Total revenues	32,547	31,765	28,129

Expenses
Cost of land sales, including costs of sales to affiliates of
$1,319, $1,427, and $2,063, respectively	10,947	11,106	8,494
Selling and marketing	203	60	127
Rental properties expenses
Operating	3,730	3,578	3,597
Interest	2,503	2,515	2,569
Depreciation and amortization	1,848	1,753	1,698
General and administrative	6,051	5,793	6,607
Interest expense	1,680	1,209	1,251
Depreciation and amortization	200	173	152
Write-off of deferred project costs	-	86	6
Preferred offering and spin-off costs	366	2,324	1,164
Total expenses	27,528	28,597	25,665

Income before provision for income taxes and minority interest	5,019	3,168	2,464
Provision for income taxes	18	1,289	470

Income before minority interest	5,001	1,879	1,994
Minority interest	(414)	(697)	(600)
Net income	$ 4,587	$ 1,182	$ 1,394
Basic and fully diluted net income per share	$ 0.88	$ 0.23	$ 0.27
Weighted average shares outstanding	5,192	5,212	5,196

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	AS OF DECEMBER 31,

	1999	1998

Cash and Cash Equivalents
Unrestricted	$ 5,186	$ 2,903
Restricted	786	1,167
	5,972	4,070
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$23,963 and $22,703, respectively	36,399	37,178
Investment in unconsolidated rental property partnerships, net of
deferred income of $1,369 and $1,804, respectively	6,655	7,613
Investment in unconsolidated commercial property partnerships	4,996	4,535
Other receivables, net of reserves of $239 and $204, respectively	4,291	2,786
	52,341	52,112
Assets Related to Community Development
Land and development costs
Puerto Rico	25,142	26,515
St. Charles, Maryland	28,842	26,932
Notes receivable on lot sales and other	6,168	4,236
	60,152	57,683
Assets Related to Homebuilding
Investment in joint venture	143	1,145
	143	1,145
Other Assets
Receivables and other	2,406	2,690
Property, plant and equipment, less accumulated depreciation
of $1,933 and $1,753, respectively	394	466
	2,800	3,156
Total assets	$ 121,408	$ 118,166

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	AS OF DECEMBER 31,

	1999	1998

Liabilities Related to Investment Properties
Recourse debt	$ 882	$ 2,723
Non-recourse debt	38,188	38,662
Accounts payable and accrued liabilities	3,287	3,036
	42,357	44,421

Liabilities Related to Community Development
Recourse debt	42,497	42,013
Accounts payable and accrued liabilities	2,469	2,207
Deferred income	31	337
	44,997	44,557

Other Liabilities
Accounts payable and accrued liabilities	3,538	4,432
Notes payable and capital leases	376	234
Due to affiliate	2,302	2,188
Accrued income tax liability-current	2,190	305
Accrued income tax liability-deferred	3,411	5,296
	11,817	12,455
Total liabilities	99,171	101,433

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding as of
December 31, 1999 and 1998	52	52
Additional paid-in capital	18,192	17,275
Retained earnings (deficit)	3,993	(594)
Total shareholders' equity	22,237	16,733

Total liabilities and shareholders' equity	$ 121,408	$ 118,166

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

			Additional	Retained
	Number of	Common	Paid-in	Earnings
	Shares	Shares	Capital	(Deficit)	Total

Balance October 5, 1998	-	$ -	$ -	$ -	$ -
Contributed capital from
Interstate General Company L.P.	5,208	52	17,636	-	17,688
Net loss October 5, 1998
through December 31, 1998	-	-	-	(594)	(594)
Declared dividends	-	-	(260)	-	(260)
Issuance of warrants	-	-	(101)	-	(101)
Retirement of shares	(16)	-	-	-	-
Balance December 31, 1998	5,192	52	17,275	(594)	16,733
Contributed capital from
Interstate General Management Company	-	-	832	-	832
Net income	-	-	-	4,587	4,587
Issuance of warrants	-	-	85	-	85
Balance December 31, 1999	5,192	$ 52	$ 18,192	$ 3,993	$ 22,237

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	YEARS ENDED DECEMBER 31,
	1999	1998	1997
Cash Flows from Operating Activities
Net income	$ 4,587	$ 1,182	$ 1,394
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,048	1,926	1,850
Provision (benefit) for deferred income taxes	(1,885)	1,176	(920)
Equity in earnings from unconsolidated partnerships
and developer fees	(1,023)	(1,084)	(1,417)
Distributions from unconsolidated rental property partnerships	2,076	2,056	5,155
Distributions from unconsolidated commercial property partnerships	327	-	-
Cost of sales-community development	10,947	11,106	8,494
Equity in earnings from homebuilding joint venture	(373)	(554)	(92)
Distributions from homebuilding joint venture	1,375	-	-
Changes in notes and accounts receivable	(3,337)	(91)	(185)
Changes in accounts payable, accrued liabilities
and deferred income	1,471	2,101	(879)
Net cash provided by operating activities	16,213	17,818	13,400

Cash Flows from Investing Activities
Investment in land development	(10,652)	(7,695)	(6,764)
Change in investments related to unconsolidated rental
property partnerships	(92)	72	(708)
Change in investments related to unconsolidated commercial
property partnerships	(791)	(4,535)	-
Change in restricted cash	381	(793)	521
Additions to rental operating properties, net	(1,069)	(789)	141
Acquisitions of other assets	(69)	(1,047)	(1,338)
Contributions to homebuilding joint venture	-	-	(224)
Net cash used in investing activities	(12,292)	(14,787)	(8,372)

Cash Flows from Financing Activities
Cash proceeds from debt financing	10,065	18,577	19,203
Payment of debt	(11,788)	(17,267)	(18,781)
Cash distributions to Interstate General Company L.P.	-	(163)	(5,745)
Purchase of minority interest in subsidiary	-	(3,100)	-
Distributions to Interstate General Company L.P.'s unitholders	-	(209)	-
Distributions to shareholders	-	(260)	-
Issuance of warrants	85	167	279
Net cash used in financing activities	(1,638)	(2,255)	(5,044)

Net Increase (Decrease) in Cash and Cash Equivalents	2,283	776	(16)
Cash and Cash Equivalents, Beginning of Year	2,903	2,127	2,143
Cash and Cash Equivalents, End of Year	$ 5,186	$ 2,903	$ 2,127

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

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

ACPT is a self-managed holding company that is expected to be taxed as a partnership. The Company is primarily engaged in the investment of rental properties, community development and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group") and their subsidiaries.

American Rental

IGC transferred to American Rental its partnership interests in the U.S. rental partnerships. The partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") are held by American Rental indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, has a 1% general partner interest. To avoid termination of the partnerships for tax purposes, sixty percent of the general partners' interest in four partnerships was not transferred by IGC to ACPT until February 2000.

IGC also transferred to American Housing the Class C interest in IGP that represents the rights to all income, gain and losses associated with the partnership interests in the two U.S. housing partnerships held by IGP. The partnership interests in these two housing partnerships were transferred to American Housing during 1999.

American Management

IGC transferred to American Management its United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by IGC .

American Land

IGC transferred to American Land its principal United States property assets and operations. These included the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,500 acres of land in St. Charles, Maryland. This constitutes substantially all of the land in St. Charles formerly held by IGC, except for the land subject to wetlands litigation, the 26 remaining single-family lots in Dorchester and various scattered commercial lots.
    A 41.0346% interest in Maryland Cable Limited Partnership which holds receivables from the 1988 sale of IGC's cable television assets.
    The Class B interest in IGP that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.
    As part of the asset transfers, IGC conditionally agreed to transfer to American Land 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when certain conditions were met. During 1999, these conditions were satisfied and the land was transferred to American Land.

IGP Group

IGC transferred to IGP Group its entire 99% limited partnership interest and 1% general partner interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") other than the Class B IGP interest transferred to American Land and the Class C IGP interest transferred to American Housing. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 267 acres of land in the planned community of Parque Escorial and 540 acres of land in Canovanas;
    a 50% partnership interest in Escorial Builders Associates S.E. ("Escorial Builders"), which was engaged in the construction of condominiums in the planned community of Parque Escorial;
    a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns the El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico;
    general partner interests in 11 Puerto Rico apartment partnerships; and
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 48% of the future income generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico.

An analysis of the activity in the capital account from December 31, 1996 through October 5, 1998 is as follows (in thousands):
Balance, December 31, 1996	$ 20,088
Net income	1,394
Issuance of warrants	279
Cash distributions to IGC	(5,745)
Balance, December 31, 1997	$ 16,016
Net income January 1, 1998 to October 4, 1998	1,776
Cash distributions to Unitholders of IGC	(209)
Issuance of warrants	268
Cash distributions to IGC	(163)
Balance, October 5, 1998 (a)	$ 17,688

(a) Contribution from IGC

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

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. The financial statements for periods prior to October 5, 1998 include the accounts of the Predecessor for the operations and assets distributed to ACPT as if the Distribution had occurred prior to January 1, 1997. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 1999 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

Significant Accounting Policies

A summary of the significant accounting policies is as follows:

Sales, Profit Recognition and Cost Capitalization

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

Quarterly, ACPT evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, ACPT assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when ACPT has made the decision to dispose of the property. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Management Fees

ACPT records management fees in the period in which services are rendered.

Depreciation and Amortization

Buildings are depreciated over 35 to 40 years using the straight-line method or the double declining method with a mid-life switch to straight-line. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

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

Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting. For those partnerships where control does not exist and IGC had only transferred the beneficial interests, the cost method was employed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Income Taxes

ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. American Land Development U.S., Inc. and American Rental Management Company are subject to federal and state tax at the applicable corporate rates. American Rental Properties Trust ("ARPT"), qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore after 1998, ARPT will be taxed as a U.S. C corporation and will not be allowed to reapply for REIT status until year 2004. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

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

The Company adopted SFAS No. 128, "Earnings Per Share" on December 31, 1997. All prior year earnings per share data have been restated. This statement requires the computation and reporting of both "basic" and "diluted" earnings per share. Share options issued pursuant to the Company's compensation plans and warrants issued to a lender are the only potentially dilutive securities in 1999, 1998 and 1997. The diluted weighted average shares outstanding for 1999, 1998 and 1997 were 5,192,000, 5,236,000 and 5,204,000, respectively. There is no dilutive effect on basic earnings per share. Potentially dilutive options and warrants are described in Note 10.

Comprehensive Income

ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, during the second quarter of 1999, the FASB deferred the effective date until January 1, 2001. Although currently ACPT has no derivative instruments, this statement would apply if derivative instruments were transacted by ACPT in future periods.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).
		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary Financial Position:
Total Assets
December 31, 1999	$ 93,709	$ 18,330	$ 112,039
December 31, 1998	98,823	14,662	113,485
Total Non-Recourse Debt
December 31, 1999	103,935	17,428	121,363
December 31, 1998	107,097	15,055	122,152
Total Other Liabilities
December 31, 1999	11,003	4,996	15,999
December 31, 1998	10,024	3,818	13,842
Total Deficit
December 31, 1999	(21,229)	(4,094)	(25,323)
December 31, 1998	(18,298)	(4,211)	(22,509)
Company's Investment
December 31, 1999	6,655	-	6,655
December 31, 1998	7,613	-	7,613

		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary of Operations:
Total Revenue
Year Ended December 31, 1999	$ 26,993	$ 7,087	$ 34,080
Year Ended December 31, 1998	27,118	110	27,228
Year Ended December 31, 1997	26,356	1,557	27,913
Net Income (Loss)
Year Ended December 31, 1999	1,072	117	1,189
Year Ended December 31, 1998	1,114	(1,985)	(871)
Year Ended December 31, 1997	767	(438)	329
Company's recognition of equity in earnings
and developer fees
Year Ended December 31, 1999	1,026	-	1,026
Year Ended December 31, 1998	1,084	-	1,084
Year Ended December 31, 1997	1,417	-	1,417

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 1999	$ 6,702	$ (3,486)	$ 3,216
Year Ended December 31, 1998	5,338	(5,433)	(95)
Year Ended December 31, 1997	4,911	(1,499)	3,412
Company's share of cash flows from operating activities
Year Ended December 31, 1999	2,383	(1,743)	640
Year Ended December 31, 1998	1,852	(2,717)	(865)
Year Ended December 31, 1997	1,801	(750)	1,051
Operating cash distributions
Year Ended December 31, 1999	4,110	-	4,110
Year Ended December 31, 1998	5,309	-	5,309
Year Ended December 31, 1997	1,355	9,292	10,647
Company's share of operating cash distributions
Year Ended December 31, 1999	2,076	-	2,076
Year Ended December 31, 1998	1,795	-	1,795
Year Ended December 31, 1997	509	4,646	5,155

The unconsolidated rental properties partnerships as of December 31, 1999 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes consisting of 308 of the 392 units converted to condominiums. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion. The construction is completed and, as of December 31, 1999, 84 sales have closed. The remaining condominiums are under contract for sale.

Homebuilding Joint Venture

The Company holds a 50% joint venture interest in Escorial Builders S.E. ("Escorial Builders"). Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots was deferred until sold by Escorial Builders to a third party. As of December 31, 1999, all of the homes were sold to third parties. The Company's share of the income and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	1999	1998

Total assets	$ 316	$ 9,396
Total liabilities	30	7,107
Total equity	286	2,289
Company's investment	143	1,145

SUMMARY OF OPERATIONS:

	For the Year Ended
	1999	1998	1997

Total revenue	$ 11,152	$ 12,324	$ 2,491
Net income	746	1,107	183
Company's recognition of equity in earnings	373	554	92

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	1999	1998	1997

Cash flow from operating activities	$ 8,586	$ 5,043	$ (7,119)
Company's share of cash flows from operating activities	4,293	2,521	(3,600)
Operating cash distributions	2,750	-	-
Company's share of operating cash distributions	1,375	-	-

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for 48% of future income generated by the thirty-year lease of the building and $700,000. The building is expected to be ready for occupancy in the summer of 2000. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	1999	1998

Total assets	$ 31,188	$ 31,475
Total liabilities	27,675	27,482
Total equity	3,513	3,993
Company's investment	4,996	4,535

SUMMARY OF OPERATIONS:

	For the Year Ended
	1999	1998	1997

Total revenue	$ -	$ -	$ -
Net loss	(7)	(7)	-
Company's recognition of equity in losses	(3)	(3)	-

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	1999	1998	1997

Cash flow from operating activities	$ (12,365)	$ (9,482)	$ -
Company's share of cash flows from operating activities	(4,946)	(3,793)	-
Operating cash distributions	480	-	-
Company's share of operating cash distributions (a)	396	-	-
    The company received $327,000 in cash and the balance will be paid upon completion of construction.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 1999 and 1998 (in thousands):
	Maturity	Interest		Outstanding As Of
	Dates	Rates (a)		December 31,
	From/To	From/To		1999	1998
Related to community development:
Recourse debt	Demand/	P+1%/	(b,c)	$ 42,497	$ 42,013
	08-02-09	10.0%
Related to investment properties:
Recourse debt	Demand	8.59%	(d)	882	2,723
Non-recourse debt	10-01-19/	6.85%/		38,188	38,662
	10-01-28	8.5%
General:
Recourse debt	04-01-00/	9.00%/		376	234
	04-01-04	18.5%
Total debt				$ 81,943	$ 83,632
    P = Prime lending interest rate.
    Approximately $14,975,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.
    Approximately $75,000 of this debt is past due and payable on demand.
    All recourse debt, related to investment properties, is payable on demand.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company and IGC together to maintain a ratio of combined aggregate liabilities to combined tangible net worth of no greater than three to one and seven and a half to one for the Company by itself. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

As of December 31, 1999, the $42,497,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,975,000 of this amount is further secured by investments in apartment rental partnerships.

As of December 31, 1999, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,972,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

ACPT's weighted average interest rate during 1999 on its variable rate debt was 10.27%.

The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 1999 are as follows (in thousands):
2000	$ 14,316
2001	3,637
2002	13,363
2003	3,755
2004	3,769
Thereafter	43,103
$ 81,943

The interest costs incurred were accounted for as follows (in thousands):
	December 31,
	1999	1998	1997

Expensed	$ 4,183	$ 3,724	$ 3,820
Capitalized	3,002	2,912	3,434
	$ 7,185	$ 6,636	$ 7,254
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1999, ACPT is guarantor of $4,546,000 of letters of credit and surety bonds for land development completion.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments during the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000.

During 1997, two substantially debt free complexes owned by two unconsolidated partnerships were refinanced to provide condominium conversion construction funds and distributions to their owners. The Company guaranteed these loans, which cannot exceed $24,900,000. In January 1998, two additional residential rental properties owned by separate unconsolidated partnerships, were refinanced with Firstbank of Puerto Rico. The Company guaranteed these loans which amount to $10,000,000. The new mortgage loans mature concurrently with the housing assistance payment contracts, at which time the Company expects to refinance the mortgages and obtain a five year extension with HUD to continue operating the projects as subsidized rental properties.

On February 24, 2000, an officer of the Company was named as a defendant in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment rulings for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, which are directly related to the filing of this claim were completed by St. Charles Community, LLC, a subsidiary of ACPT. In addition to an officer of the Company, IGC and one of its officers were also specifically named as defendants in the claim. As part of the restructure, any liability suffered by IGC or previous officers that result from actions undertaken by ACPT will be covered by an indemnification from ACPT. Based on advice of counsel, the Company believes that an offer to convey the easement and right of way would satisfy the Plaintiff's and result in little or no economic loss. Although the management of both companies intend to vigorously defend themselves against these allegations, there can be no guarantee they will be successful.

On November 17, 1997, Nissan Auto, Inc., filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of the overpass which goes directly into the Parque Escorial Development. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damages. In addition to that, they allege that the construction was extended in time and that aggravated the situation. The plaintiffs are asking for $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed a suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit.

Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversite of the construction. The actual construction costs exceeded the contract amount. Both parties claim that their maximum share of the total cost was limited and the other party is responsible for any costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. A status conference was held on September 20, 1999 where the judge granted an additional term of sixty days to end discovery. Another status conference was held January 14, 2000. We are now concentrating in the discovery that is necessary.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of ACPT.

(6)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2005. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Future minimum lease payments are as follows (in thousands):
	Operating	Capitalized
	Leases	Leases

2000	$ 397	$ 96
2001	312	73
2002	161	63
2003	152	41
2004	151	26
Thereafter	230	-
Total minimum lease payments	$ 1,403	$ 299
Less amount representing interest		45
Present value of lease payments		$ 254

Rental expense under non-cancelable operating leases was $404,000 in 1999, $415,000 in 1998 and $417,000 in 1997 and is included in general and administrative expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENTS OF INCOME:		Years Ended December 31,
		1999	1998	1997
Community Development - Land Sales (A)
IGC		$ -	$ -	$ 105
Homebuilding joint venture		1,577	1,728	367
Affiliate of IBC, general partner of IGC, and James
Michael Wilson, trustee and former IGC director	(A2)	-	-	3,000
		$ 1,577	$ 1,728	$ 3,472
Cost of Land Sales
IGC		$ -	$ -	$ 71
Homebuilding joint venture		1,319	1,427	303
Affiliate of IBC, general partner of IGC, and James
Michael Wilson, trustee and former IGC director	(A2)	-	-	1,689
		$ 1,319	$ 1,427	$ 2,063

		Years Ended December 31,
		1999	1998	1997
Management and Other Fees (B)
Unconsolidated subsidiaries		$ 2,018	$ 2,383	$ 2,583
Affiliate of IBC, general partner of IGC	(B1)	385	344	550
Affiliate of James Michael Wilson, trustee, former IGC director, Thomas
B. Wilson, trustee and former IGC director, and James J. Wilson, IGC director		161	157	148
Affiliate of James Michael Wilson, trustee and former IGC director, Thomas
B. Wilson, trustee and former IGC director, James J. Wilson, IGC director,
and an Affiliate of IBC, general partner of IGC		66	68	68
		$ 2,630	$ 2,952	$ 3,349
Interest and Other Income
Unconsolidated subsidiaries		$ 232	$ 86	$ 49
Affiliate of IGC former director		296	125	263
Affiliate of IBC, general partner of IGC		-	-	120
Affiliate of Thomas B. Wilson, trustee and former IGC director		-	-	16
		$ 528	$ 211	$ 448
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 310	$ 335	$ 339
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC	(B2, B3)	-	(109)	220
Affiliate of IGC former director	(A1)	-	43	388
Affiliate of Thomas B. Wilson, trustee and former IGC director		-	-	83
Unconsolidated subsidiaries	(B3)	34	19	14
Reimbursement to Affiliate of Thomas B. Wilson, trustee and
former IGC director		164	-	-
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		90	91	14
Reimbursement of administrative costs-IGC	(C6)	(184)	(84)	-
James J. Wilson, IGC director	(C3,C5)	500	182	96
		$ 914	$ 477	$ 1,154
Interest Expense
Unconsolidated subsidiaries		$ 17	$ 26	$ -
IGC	(C4)	254	227	213
IBC, general partner of IGC		-	8	-
		$ 271	$ 261	$ 213

CONSOLIDATED BALANCE SHEETS:
				Increase		Increase
			Balance	(Decrease)	Balance	(Decrease)
			December 31,	in Reserves	December 31,	in Reserves
			1999	1999	1998	1998
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries			$ 3,943	$ 34	$ 2,575	$ 91
Affiliate of IBC, general partner of IGC			91	-	126	(110)
Affiliate of James Michael Wilson, trustee,
former IGC director and James J. Wilson,
IGC director			25	-	39	-
			$ 4,059	$ 34	$ 2,740	$ (19)

Assets Related to Community Development
Notes receivable and accrued interest-
Affiliate of a former IGC director,	Interest 10%
secured by land	payments
	per month
	$27,000,
	matured
	September 1,
	1999	(A1)	$ -	$ -	$ 1,970	$ 43

Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner	demand
of IGC, and Thomas B. Wilson
trustee, former IGC director			$ 77	$ -	$ 20	$ -
IBC, general partner of IGC	demand		-	-	32	-
IGC			29	-	99	-
			$ 106	$ -	$ 151	$ -

Liabilities Related to Community Development
Notes payable
IGC		(C4)	$ 8,154	$ -	$ 7,500	$ -

Accounts payable
Whitman, Requardt		(C2)	$ 188	$ -	$ 139	$ -

Due to Affiliate		(C7)	$ 2,302	$ -	$ 2,188	$ -

Other Liabilities
IBC, general partner of IGC			$ 125	$ -	$ -	$ -
Affiliate of IBC, general partner of IGC			100	-	61	-
Affiliate of IBC, general partner of IGC,
and Thomas B. Wilson trustee, former
IGC director			37	-	15	-
Affiliate of James Michael Wilson, trustee,
Former IGC director and James J. Wilson,
IGC director			6	-	32	-
			$ 268	$ -	$ 108	$ -

(A) Land Sales

The Company sells land to affiliates and non-affiliates on similar terms. The sales prices to affiliates are based on third party appraisals, payable in cash or a combination of a 20% cash down payment and a note for the balance. The notes receivable are secured by deeds of trust on the land sold, and bear an interest rate equal to that charged at that time for land sales. The notes mature in one year or mature in five or less years with annual amortizations. As circumstances dictate, the maturity dates and repayment terms of the notes receivable from affiliates or non-affiliates have been modified. Any sales transactions that vary from these terms are described below:

(1)(2)

On June 30, 1997, the Company sold 374 acres to an affiliate of IBC for $3,000,000 and recognized a profit of $1,311,000. As payment for this parcel, the Company received a 20% down payment and assumption of a note payable.

(B) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. These receivable balances are reserved until satisfied or the prospect of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

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

(3)	The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

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

(4)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $414,000 and $500,000 were allocated to land development and capitalized in the years ended 1999 and 1998, respectively.

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

On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,100,000 and assumed a $472,000 deferred tax obligation. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank. The loan bears interest at prime plus 1%, matures on June 30, 2000 and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA. The Company employed the purchase method of accounting for this transaction.

(9)	PUERTO RICO EXPROPRIATION

During the third quarter of 1998, a Puerto Rico government agency expropriated 52 cuerdas located in Parque El Comandante and deposited $783,000 into an account for the Company. The Company believes that the market value is significantly higher and therefore has begun the appeal process to increase payment received to the land's current market price. As a result, during the third quarter the basis of the land was removed from inventory but no corresponding income or loss was recorded. This transaction will be recorded as a sale in the period that the Company and the government agree upon the fair market value of this property. In January 2000, the Puerto Rico Highway Authority agreed to update their appraisal.

(10)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustees share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.

Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees (the "Compensation Committee") may grant to key employees the following types of share-based incentive compensation awards ("Awards") (i) options to purchase a specified number of shares ("Options"), (ii) forfeitable shares that vest upon the occurrence of certain vesting criteria ("Restricted Shares"), or (iii) Share Appreciation Rights ("Rights") that entitle the holder to receive upon exercise an amount payable in cash, shares or other property (or any combination of the foregoing) equal to the difference between the market value of shares and a base price fixed on the date of grant. A total of 208,000 shares have been reserved for issuance under the Share Incentive Plan.

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

The Trustee Share Plan authorizes the Board of Trustees, in its discretion, to grant to eligible Trustees awards of the same types and terms of Awards as provided under the Share Incentive Plan. Only Trustees who are not employees of ACPT or any affiliated company are eligible to receive Awards under the Trustee Share Plan. A total of 52,000 shares have been reserved for issuance under the Trustee Share Plan.

Certain employees held options and incentive rights granted by the Predecessor. Pursuant to the terms of the restructure, the exercise price of the options and the base price of the rights were allocated between the Predecessor and ACPT based on their average closing prices for twenty days after they began trading independently. As a result, in 1998 the Company granted options and incentive rights solely to separate the existing benefits into two parts. The awards were not adjusted in any other manner so as to provide additional compensation or reduce the employees' benefit. During 1999, the Company assumed the obligation from an affiliated company, Equus, of certain options and rights granted an executive officer, Carlos Rodriguez, while he was an employee of the Predecessor. Mr. Rodriguez transferred to an affiliated company in 1998 and then returned to the Company to head up the Puerto Rico operations when that position became available in 1999.

Options

As a result of the restructuring in 1998, the Company issued 8,200 Options to employees that held IGC options, all of which expired during 1999. In addition, 3,000 options are outstanding. Each option entitles the employee to purchase one ACPT share and .8145 Equus Unit for an exercise price of $6.52 and expire on August 1, 2001. The Company's management determined that the fair value of these options is not material to the financial statements.

Share Appreciation Rights

As of December 31, 1999, the dates that the 55,300 share appreciation rights become exercisable and their expiration dates are as follows:
	Rights Expiring
	May 15,	August 13,
Rights Exercisable at:	2004	2007

December 31, 1999	30,300	10,000
August 13, 2000		5,000
August 13, 2001		5,000
August 13, 2002		5,000
	30,300	25,000

During 1997, the Company recognized $105,000 of compensation expense in connection with the outstanding rights. During 1998, $85,000 of this expense incurred by the Predecessor and ACPT was recovered due to a decline in the market price of the Predecessor's units and the Company's shares. During 1999, the market price remained lower than the base price and, therefore, no expense was recognized during the year.

Warrants

Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants have an exercise price of $6.10 per warrant. An additional 37,500 warrants bearing an exercise price of $5.0345 were issued in 1999. The warrants were valued using the Black Sholes method upon issuance. These warrants have been recorded at their fair value of $430,000, net of amortization of $102,000. For each year the loan remains outstanding, the Company must grant Banc One an additional 37,500 warrants to purchase 37,500 common shares of ACPT. The future warrants will bear an exercise price at the lesser of $6.10 or the average price of the issued shares during the twenty days immediately preceding the grant date. All warrants expire at the latter of July 31, 2002 or four years after the loan has been paid in full.
(11)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions to the Retirement Plan were $271,000 and $53,000 in 1999 and 1998, respectively. Prior to October 5, 1998, ACPT's employees participated in IGC's plan.

(12)	INCOME TAXES

American Management and American Land are subject to federal and state income tax. Due to the loss of REIT status by American Rental on July 1, 1999, American Rental became subject to federal and state income tax effective January 1, 1999. As a U.S. Company doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico based income. Therefore, the calculation below for the provision for income taxes includes only income from American Management, American Land, American Rental and Puerto Rico source income. The following table reconciles the effective rate (in thousands, except amounts in %):
	December 31,
	1999		1998		1997
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 1,757	35	$ 1,109	35	$ -	-
Income taxed directly
to partners	-	-	(1,305)	(41)	-	-
State income taxes, net of
federal tax benefit	32	1	299	9	-	-
Income only subject to
foreign tax	(288)	(6)	(140)	(4)	470	29
Tax effect of change in tax status	(1,539)	(31)	842	27	-	-
Spin-off costs, permanent
differences and other	56	1	484	15	-	-
	$ 18	-	$ 1,289	41	$ 470	29

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	1999	1998	1997

Current:
United States	$ 286	$ 34	$ -
Puerto Rico	1,617	917	1,390
	1,903	951	1,390

Deferred:
United States	(1,713)	711	-
Puerto Rico	(172)	(373)	(920)
	(1,885)	338	(920)
	$ 18	$ 1,289	$ 470

The components of deferred taxes payable include the following:
	At December 31,
	1999	1998
	(In thousands)

Tax on amortization of deferred income related to long-term
Receivables from partnerships operating in Puerto Rico	$ 520	$ 481
Receivables from partnerships operating in United States	373	-
Tax on equity in earnings of partnerships operating in Puerto Rico	436	822
Tax benefit on equity in earnings of partnerships operating in United States	(1,335)	-
Tax on land development costs capitalized for book purposes but
Deducted currently for tax purposes	1,470	2,455
Difference in Puerto Rico commercial venture	626	-
Tax on interest income, payable when collected	545	529
Tax benefit on sale to related party deferred for book purposes but currently taxable	-	(78)
Tax on collection of note receivable	1,493	1,266
Difference in basis of U.S. partnership assets	(689)	-
Other	(28)	(179)
	$ 3,411	$ 5,296

Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(13)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using ACPT's current market rates. As of December 31, 1999 and 1998, the fair value of long-term debt instruments were $79,573,000 and $86,108,000, respectively.
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 1999, 1998 and 1997 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

1999:

Total revenues	$ 15,747	$ 17,020	$ (220)	$ 32,547
Interest income	73	927	(220)	780
Interest expense	3,421	948	(186)	4,183
Depreciation and amortization	1,868	180	-	2,048
Income before income taxes and minority interest	1,257	3,786	(24)	5,019
(Benefit) provision for income taxes	(1,427)	1,445	-	18
Net income	2,270	2,341	(24)	4,587
Total assets	74,053	53,527	(6,172)	121,408
Additions to long lived assets	3,535	7,117	-	10,652

1998:

Total revenues	$ 15,329	$ 16,686	$ (250)	$ 31,765
Interest income	78	410	(250)	238
Interest expense	3,122	852	(250)	3,724
Depreciation and amortization	1,781	145	-	1,926
Income before income taxes and minority interest	593	2,799	(224)	3,168
Provision for income taxes	707	582	-	1,289
Net (loss) income	(454)	1,860	(224)	1,182
Total assets	73,131	48,533	(3,498)	118,166
Additions to long lived assets	6,578	1,957	-	8,535

1997:

Total revenues	$ 17,664	$ 10,940	$ (475)	$ 28,129
Interest income	167	944	(475)	636
Interest expense	3,098	1,197	(475)	3,820
Depreciation and amortization	1,706	144	-	1,850
Income before income taxes and minority interest	850	1,768	(154)	2,464
Provision for income taxes	-	470	-	470
Net income	549	999	(154)	1,394
Total assets	70,472	50,113	(5,463)	115,122
Additions to long lived assets	3,315	3,449	-	6,764

(15)	QUARTERLY SUMMARY (UNAUDITED)

ACPT's quarterly results are summarized as follows:
	Year Ended December 31, 1999
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 4,823	$ 11,286	$ 4,698	$ 11,740	$ 32,547
Income (loss) before taxes and
Minority interest	174	2,624	(179)	2,400	5,019
Net income (loss)	9	1,769	(521)	3,330	4,587
Basic earnings per share:
Net income (loss)	-	0.34	(0.10)	0.64	0.88

	Year Ended December 31, 1998
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 9,788	$ 9,921	$ 4,493	$ 7,563	$ 31,765
Income (loss) before taxes and
minority interest	1,525	2,178	(580)	45	3,168
Net income (loss)	1,001	1,800	(867)	(752)	1,182
Basic earnings per share:
Net income (loss)	0.19	0.35	(0.17)	(0.14)	0.23
(16)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid were as follows for the years ended December 31 (in thousands):
	1999	1998	1997

Interest paid	$ 6,120	$ 6,248	$ 5,583
Income taxes paid	$ 18	$ -	$ 3,828

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (In thousands)
			Bldgs. &	Subsequent
Description	Encumbrances	Land	Improvements	Costs

Bannister Apartments	$ 3,471	$ 410	$ 4,180	$ 597
Garden Apartments
St. Charles, MD

Brookmont Apartments	2,216	162	2,677	392
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments	834	156	2,487	44
Garden Shared Housing
St. Charles, MD

Crossland Apartments	2,037	350	2,697	(132)
Garden Apartments
St. Charles, MD

Essex Village Apts.	15,407	2,667	21,381	(4,624)
Garden Apartments
Richmond, VA

Fox Chase Apartments	6,386	745	7,014	246
Garden Apartments
St. Charles, MD

Headen Apartments	4,731	205	4,765	1,174
Garden Apartments
St. Charles, MD

Huntington Apartments	7,480	350	8,513	1,629
Garden Apartments
St. Charles, MD

			Bldgs. &	Subsequent
Description	Encumbrances	Land	Improvements	Costs

Lakeside Apartments	2,088	440	3,649	91
Garden Apartments
St. Charles, MD

Lancaster Apartments	4,171	484	4,292	247
Garden Apartments
St. Charles, MD

New Forest Apartments	11,888	1,229	12,102	638
Garden Apartments
St. Charles, MD

Palmer Apartments	4,041	471	4,788	589
Garden Apartments
St. Charles, MD

Terrace Apartments	4,756	497	5,377	656
Garden Apartments
St. Charles, MD

Alturas Del Senorial	2,825	345	4,185	162
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens	9,065	1,153	12,050	483
Highrise/Garden Apts.
Bayamon, PR

Colinas De San Juan	8,062	900	10,742	496
Highrise Apts.
Carolina, PR

De Diego	6,113	601	6,718	296
Highrise Apts.
Rio Piedras, PR

Jardines De Caparra	4,598	546	5,719	1,124
Garden Apartments
Bayamon, PR

			Bldgs. &	Subsequent
Description	Encumbrances	Land	Improvements	Costs

Monserrate I	2,274	543	10,436	733
Highrise Apts.
Carolina, PR

Monserrate II	10,486	731	11,172	573
Highrise Apts.
Carolina, PR

San Anton	2,706	313	3,525	865
Highrise Apts.
Carolina, PR

Santa Juana	6,800	509	6,748	260
Highrise Apts.
Caguas, PR

Torre De Las Cumbres	5,341	466	5,954	294
Highrise Apts.
Rio Piedras, PR

Valle Del Sol	10,758	992	14,017	490
Highrise Apts.
Bayamon, PR

Vistas Del Turabo	1,745	354	2,508	533
Highrise Apts.
Caguas, PR

Total Properties	$ 140,279	$ 15,619	$ 177,696	$ 7,856

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (In thousands)
		Bldgs. &		Accumulated
Description	Land	Improvements	Total	Depreciation

Bannister Apartments	$ 410	$ 4,777	$ 5,187	$ 3,930
Garden Apartments
St. Charles, MD

Brookmont Apartments	162	3,069	3,231	2,460
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments	156	2,531	2,687	486
Garden Shared Housing
St. Charles, MD

Crossland Apartments	350	2,565	2,915	1,887
Garden Apartments
St. Charles, MD

Essex Village Apts.	2,667	16,757	19,424	15,039
Garden Apartments
Richmond, VA

Fox Chase Apartments	745	7,260	8,005	2,391
Garden Apartments
St. Charles, MD

Headen Apartments	205	5,939	6,144	4,348
Garden Apartments
St. Charles, MD

Huntington Apartments	350	10,142	10,492	5,449
Garden Apartments
St. Charles, MD

		Bldgs. &		Accumulated
Description	Land	Improvements	Total	Depreciation

Lakeside Apartments	440	3,740	4,180	321
Garden Apartments
St. Charles, MD

Lancaster Apartments	484	4,539	5,023	1,793
Garden Apartments
St. Charles, MD

New Forest Apartments	1,229	12,740	13,969	3,814
Garden Apartments
St. Charles, MD

Palmer Apartments	471	5,377	5,848	4,365
Garden Apartments
St. Charles, MD

Terrace Apartments	497	6,033	6,530	4,842
Garden Apartments
St. Charles, MD

Alturas Del Senorial	345	4,347	4,692	2,273
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens	1,153	12,533	13,686	6,030
Highrise/Garden Apts.
Bayamon, PR

Colinas De San Juan	900	11,238	12,138	5,439
Highrise Apts.
Carolina, PR

De Diego	601	7,014	7,615	3,531
Highrise Apts.
Rio Piedras, PR

Jardines De Caparra	546	6,843	7,389	3,518
Garden Apartments
Bayamon, PR

		Bldgs. &		Accumulated
Description	Land	Improvements	Total	Depreciation

Monserrate I	543	11,169	11,712	5,850
Highrise Apts.
Carolina, PR

Monserrate II	731	11,745	12,476	5,921
Highrise Apts.
Carolina, PR

San Anton	313	4,390	4,703	2,644
Highrise Apts.
Carolina, PR

Santa Juana	509	7,008	7,517	3,572
Highrise Apts.
Caguas, PR

Torre De Las Cumbres	466	6,248	6,714	3,168
Highrise Apts.
Rio Piedras, PR

Valle Del Sol	992	14,507	15,499	6,190
Highrise Apts.
Bayamon, PR

Vistas Del Turabo	354	3,041	3,395	1,308
Highrise Apts.
Caguas, PR

Total Properties	$ 15,619	$ 185,552	$ 201,171	$ 100,569

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX
PURPOSES FOR U.S. AND P.R. PROPERTIES IS				$ 165,970

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (In thousands)
Date
Constructed
Description	Or Acquired	Depreciable Life

Bannister Apartments	11/30/76	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookmont Apartments	5/18/79	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookside Gardens Apartments	11/10/94	Bldg - 40 Yrs
Garden Shared Housing	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Crossland Apartments	1/13/78	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Essex Village Apts.	1/31/82	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
Richmond, VA

Fox Chase Apartments	3/31/87	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Headen Apartments	10/30/80	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Huntington Apartments	10/7/80	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Date
Constructed
Description	Or Acquired	Depreciable Life

Lakeside Apartments	7/1/96	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Lancaster Apartments	12/31/85	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

New Forest Apartments	6/28/88	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Palmer Apartments	3/31/80	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Terrace Apartments	11/1/79	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
St. Charles, MD

Alturas Del Senorial	11/17/79	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Bayamon Gardens	7/6/81	Bldg - 40 Yrs
Highrise/Garden Apts.	Constructed	Bldg Equip - 5/7 Yrs
Bayamon, PR

Colinas De San Juan	3/20/81	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Carolina, PR

De Diego	3/20/80	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Jardines De Caparra	4/1/80	Bldg - 40 Yrs
Garden Apartments	Constructed	Bldg Equip - 5/7 Yrs
Bayamon, PR

Date
Constructed
Description	Or Acquired	Depreciable Life

Monserrate I	5/1/79	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Carolina, PR

Monserrate II	1/30/80	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Carolina, PR

San Anton	12/10/74	Bldg - 40 Yrs
Highrise Apts.	Acquired	Bldg Equip - 5/7 Yrs
Carolina, PR

Santa Juana	2/8/80	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Caguas, PR

Torre De Las Cumbres	12/6/79	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Valle Del Sol	3/15/83	Bldg - 40 Yrs
Highrise Apts.	Constructed	Bldg Equip - 5/7 Yrs
Bayamon, PR

Vistas Del Turabo	12/30/83	Bldg - 40 Yrs
Highrise Apts.	Acquired	Bldg Equip - 5/7 Yrs
Caguas, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 AND 1998 (In thousands)

Real Estate at December 31, 1997	$ 211,635
Additions for 1998:
Improvements	1,670
Deductions for 1998:
Dispositions	538
Real Estate of December 31, 1998	$ 212,767
Additions for 1999:
Improvements	2,427
Deductions for 1999:
Dispositions	14,023
Real Estate at December 31, 1999	$ 201,171

Accumulated depreciation at December 31, 1997	$ 96,663
Additions for 1998:
Depreciation expense	5,344
Deductions for 1998:
Dispositions	497
Accumulated depreciation at December 31, 1998	$ 101,510
Additions for 1999:
Depreciation expense	5,496
Deductions for 1999:
Dispositions	6,437
Accumulated depreciation at December 31, 1999	$ 100,569

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The information required by this Item with respect to executive officers of the Company is set forth in Item 4A. The information required by this Item with respect to trustees is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

Pedro R. Vazquez's, trustee, Form 3 disclosing no ownership in the Company was filed 26 days late in 1999.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Community Properties Trust are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997

2. Financial Statement Schedules

The following financial statement schedules are contained herein:

Report of Independent Public Accountants

Schedule III -- Real Estate and Accumulated Depreciation

3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

2	Form of Restructuring Agreement dated as of August 21, 1998 between the Company and Interstate General Company L.P. ("IGC")	Exhibit 2 to Registration Statement on Form S-11 No. 333-58835 of the Company ("Form S-11")
3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Bylaws of the Company	Exhibit 3.2 to Form S-11
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated August 25, 1998, between the Company and Francisco Arrivi Cros	Exhibit 10.2 to Form S-11
10.3	Employment Agreement, dated August 25, 1998, between the Company and Paul A. Resnik	Exhibit 10.3 to Form S-11
10.4	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson	Exhibit 10.4 to Form S-11
10.5	Employees' Share Incentive Plan	Exhibit 10.5 to Form S-11
10.6	Trustee's Share Incentive Plan	Exhibit 10.6 to Form S-11
10.7	Housing Management Agreement, dated May 12, 1994, between IGC and Capital Park Associates	Exhibit 10.7 to Form S-11
10.8	Housing Management Agreement, dated January 1, 1987, between IGC and Chastleton Apartments Associates	Exhibit 10.8 to Form S-11
10.9	Housing Management Agreement, dated September 30, 1983, between IGC and G.L. Limited Partnership	Exhibit 10.9 to Form S-11
10.10	Master Loan Agreement dated as of August 1, 1997 by and among Interstate General Company L.P. and American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners IV, Ltd.	Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 1998
10.11

First Amendment to Master Loan Agreement between Interstate General Company L.P., American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners, IV, Ltd dated September 30, 1997

Exhibit 10.11 to Form 10-Q for the quarter ended June 30, 1998
10.12

First Modification to Credit Facility and Second Amendment to Master Loan Agreement between Banc One Capital Partners IV, Ltd., Interstate General Company L.P., American Community Properties Trust, St.Charles Community, LLC, James J. Wilson, J. Michael Wilson, Edwin L. Kelly, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc., IGP Group Corp., and American Housing Properties L.P. dated October 1, 1998

Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
10.13	Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998

10.14	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998	Exhibit 10.14 to 1998 Form 10-K
21.	List of Subsidiaries of American Community Properties Trust	Filed herewith

(b)	Reports on Form 8-K Form 8-K dated July 8, 1999

(c)	Exhibits See (a) 2, above.

(d)	Financial Statement Schedules See (a) 2, above.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 27, 2000	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: March 31, 2000	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee	March 28, 2000
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 30, 2000
/s/ Thomas B. Wilson Thomas B. Wilson	Trustee	March 30, 2000
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 30, 2000
/s/ T. Michael Scott T. Michael Scott	Trustee	March 28, 2000