Form 10-Q
period 2000-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2000-05-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2000	1999

Revenues
Community development-land sales
Non-affiliates	$ 4,315	$ 529
Affiliates	-	538
Equity in earnings from partnerships and developer fees	740	448
Rental property revenues	2,327	2,257
Management and other fees, substantially all from related entities	748	823
Interest and other income	330	228
Total revenues	8,460	4,823

Expenses
Cost of land sales, including costs of sales to affiliates of
$0 and $439, respectively	2,873	708
Selling and marketing	12	62
General and administrative	1,506	1,438
Interest expense	427	434
Rental properties expense:
Operating	919	859
Interest	620	629
Depreciation and amortization	454	451
Depreciation and amortization	42	49
Preferred offering and spin-off costs	-	19
Total expenses	6,853	4,649

Income before provision for income taxes and minority interest	1,607	174
Provision for income taxes	613	63

Income before minority interest	994	111
Minority interest	(67)	(102)
Net income	$ 927	$ 9
Basic and fully diluted net income per share	$ 0.18	$ 0.00
Weighted average shares outstanding	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	March 31,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 1,965	$ 5,186
Restricted	814	786
	2,779	5,972
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$24,171 and $23,963, respectively	36,231	36,399
Investment in unconsolidated rental property partnerships, net of
deferred income of $1,246 and $1,369, respectively	6,925	6,655
Investment in unconsolidated commercial property partnerships	5,156	4,996
Other receivables, net of reserves of $549 and $239, respectively	4,676	4,291
	52,988	52,341
Assets Related to Community Development
Land and development costs
Puerto Rico	26,319	25,142
St. Charles, Maryland	28,988	28,842
Notes receivable on lot sales and other	6,858	6,168
	62,165	60,152
Assets Related to Homebuilding
Investment in joint venture	134	143
	134	143
Other Assets
Receivables and other	2,568	2,406
Property, plant and equipment, less accumulated depreciation
of $1,975 and $1,944, respectively	409	394
	2,977	2,800
Total Assets	$ 121,043	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2000	1999
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 871	$ 882
Non-recourse debt	38,064	38,188
Accounts payable, accrued liabilities and deferred income	3,208	3,287
	42,143	42,357

Liabilities Related to Community Development
Recourse debt	42,826	42,497
Accounts payable and accrued liabilities	3,128	2,469
Deferred income	14	31
	45,968	44,997

Other Liabilities
Accounts payable and accrued liabilities	2,439	3,538
Notes payable and capital leases	378	376
Due to affiliate	735	2,302
Accrued income tax liability-current	2,741	2,190
Accrued income tax liability-deferred	3,473	3,411
	9,766	11,817
Total Liabilities	97,877	99,171

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	18,194	18,192
Retained earnings	4,920	3,993
Total Shareholders' Equity	23,166	22,237

Total Liabilities and Shareholders' Equity	$ 121,043	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net income	$ 927	$ 9
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	496	500
Provision (benefit) for deferred income taxes	62	(398)
Equity in earnings from unconsolidated partnerships and developer fees	(749)	(283)
Distributions from unconsolidated partnerships	125	1,761
Cost of sales-community development	2,873	708
Equity in losses (earnings) from homebuilding joint venture	9	(161)
Distributions from homebuilding joint venture	-	300
Changes in notes and accounts receivable	(1,075)	(136)
Changes in accounts payable, accrued liabilities and deferred income	(1,254)	(92)
Net cash provided by operating activities	1,414	2,208

Cash Flows from Investing Activities
Investment in land development	(4,196)	(1,374)
Change in investments related to unconsolidated rental property partnerships	354	(49)
Change in investments related to unconsolidated commercial property partnerships	(160)	-
Change in restricted cash	(28)	216
Additions to rental operating properties, net	(526)	(624)
Acquisitions of other assets	(219)	(120)
Net cash used in investing activities	(4,775)	(1,951)

Cash Flows from Financing Activities
Cash proceeds from debt financing	6,830	1,186
Payment of debt	(6,690)	(2,828)
Net cash provided by (used in) financing activities	140	(1,642)

Net Decrease in Cash and Cash Equivalents	(3,221)	(1,385)
Cash and Cash Equivalents, Beginning of Year	5,186	2,903
Cash and Cash Equivalents, March 31,	$ 1,965	$ 1,518

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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1999 financial statements have been reclassified to conform to the 2000 presentation. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three months ended March 31, 2000 and 1999 do not differ from basic earnings per share.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
March 31, 2000	$ 92,330	$ 12,408	$ 104,738
December 31, 1999	93,709	18,330	112,039
Total Non-Recourse Debt
March 31, 2000	103,545	9,175	112,720
December 31, 1999	103,935	17,428	121,363
Total Other Liabilities
March 31, 2000	9,964	4,975	14,939
December 31, 1999	11,003	4,996	15,999
Total Deficit
March 31, 2000	(21,179)	(1,742)	(22,921)
December 31, 1999	(21,229)	(4,094)	(25,323)
Company's Investment
March 31, 2000	6,818	107	6,925
December 31, 1999	6,655	-	6,655

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2000	6,787	8,769	15,556
Three Months Ended March 31, 1999	6,779	7	6,786
Net Income (Loss)
Three Months Ended March 31, 2000	433	2,352	2,785
Three Months Ended March 31, 1999	308	(456)	(148)
Company's recognition of equity in earnings
and developer fees
Three Months Ended March 31, 2000	248	501	749
Three Months Ended March 31, 1999	283	-	283

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2000	873	7,861	8,734
Three Months Ended March 31, 1999	1,786	(2,369)	(583)
Company's share of cash flows from
operating activities
Three Months Ended March 31, 2000	187	3,930	4,117
Three Months Ended March 31, 1999	621	(1,185)	(564)
Operating cash distributions
Three Months Ended March 31, 2000	239	-	239
Three Months Ended March 31, 1999	4,242	-	4,242
Company's share of operating cash distributions
Three Months Ended March 31, 2000	125	-	125
Three Months Ended March 31, 1999	1,761	-	1,761

The unconsolidated rental properties partnerships as of March 31, 2000 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes consisting of 202 of the 392 units converted to condominiums. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. The conversion is complete and during the first quarter ended March 31, 2000 106 sales closed. The remaining condominium units are under contract for sale.

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
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2000	1999

Total assets	$ 276	$ 316
Total liabilities	10	30
Total equity	266	286
Company's investment	134	143

SUMMARY OF OPERATIONS:
	For the Three Months
	Ended March 31,
	2000	1999

Total revenue	$ 1	$ 5,269
Net (loss) income	(20)	321
Company's recognition of equity in (losses) earnings	(9)	161

SUMMARY OF OPERATING CASH FLOWS:
	For the Three Months
	Ended March 31,
	2000	1999

Cash flows from operating activities	$ (6)	$ 4,226
Company's share of cash flows from operating activities	(3)	2,113
Operating cash distributions	-	600
Company's share of operating cash distributions	-	300

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for 48% of future income generated by the thirty-year lease of the building and $700,000. The building is expected to be ready for occupancy in the summer of 2000. Currently the partnership has no operating income or cash flow. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2000	1999

Total assets	$ 30,724	$ 31,188
Total liabilities	27,211	27,675
Total equity	3,513	3,513
Company's investment	5,156	4,996
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2000 and December 31, 1999 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		March 31,	December 31,
	From/To	From/To		2000	1999
Related to community development:
Recourse debt	06-30-00/	P+1%/	(b)	$ 42,826	$ 42,497
	08-02-09	P+2.5%
Related to investment properties:
Recourse debt	Demand	8.79%		871	882
Non-recourse debt	10-01-19/	6.85%/		38,064	38,188
	10-01-28	8.5%
General:
Recourse debt	03-31-00/	9.00%/	(c)	378	376
	02-01-05	18.5%
Total debt				$ 82,139	$ 81,943
    P = Prime lending interest rate.
    Approximately $11,000,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 2.5% of the outstanding balance in 2000, and increases 1/2% each year thereafter, through 2003.
    A $7,500 car lease matured on March 31, 2000. The Company is currently negotiating a purchase price for the vehicle.

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

As of March 31, 2000, the $42,826,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $11,000,000 of this amount is further secured by investments in apartment rental partnerships.

As of March 31, 2000, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,935,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(5)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact on the accompanying financial statements of the related party transactions with those entities and the Company's unconsolidated subsidiaries are reflected below:
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2000	1999
Community Development - Land Sales (A)
Homebuilding joint venture with third party partner		$ -	$ 538

Cost of Land Sales
Homebuilding joint venture with third party partner		$ -	$ 439

Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 447	$ 518
Affiliate of IBC, general partner of IGC		129	87
Affiliate of James Michael Wilson, trustee, Thomas B. Wilson,
trustee and James J. Wilson, IGC director		43	40
Affiliate of James Michael Wilson, trustee, Thomas B. Wilson, trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
general partner of IGC		14	14
		$ 633	$ 659
Interest and Other Income
Unconsolidated subsidiaries		$ 80	$ 50
Affiliate of IGC former director		-	35
		$ 80	$ 85
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 83	$ 91
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(B1)	6	4
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		23	23
Reimbursement of administrative costs-
Affiliate of Thomas B. Wilson, trustee		(8)	-
IBC, general partner IGC		(4)	-
Affiliate of IBC, general partner of IGC		(7)	-
IGC	(C5)	(49)	(37)
James J. Wilson, IGC director	(C4)	125	125
		$ 169	$ 206
Interest Expense
Unconsolidated subsidiaries		$ -	$ 17
IGC	(C3)	65	64
		$ 65	$ 81

BALANCE SHEET IMPACT:

			Balance	Increase	Balance	Increase
			March 31,	in Reserves	December 31,	in Reserves
			2000	2000	1999	1999
Assets Related to Rental Properties
Receivables, all unsecured and due
On demand-
Unconsolidated subsidiaries with third party partners			$ 4,345	$ 6	$ 3,943	$ 34
Affiliate of IBC, general partner of IGC			88	-	91	-
Affiliate of James Michael Wilson, trustee
and James J. Wilson, IGC director			31	-	25	-
			$ 4,464	$ 6	$ 4,059	$ 34

Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner	Demand
of IGC, and Thomas B. Wilson
Trustee			$ 87	$ -	$ 77	$ -
IGC			114	-	29	-
			$ 201	$ -	$ 106	$ -

Liabilities Related to Community Development
Notes payable
IGC		(C3)	$ 8,321	$ -	$ 8,154	$ -

Accounts payable
Whitman, Requardt		(C2)	$ 216	$ -	$ 188	$ -

Due to Affiliate		(C6)	$ 735	$ -	$ 2,302	$ -

Other Liabilities
IBC, general partner of IGC			$ 23	$ -	$ 125	$ -
Affiliate of IBC, general partner of IGC			137	-	100	-
Affiliate of IBC, general partner of IGC,
and Thomas B. Wilson, trustee			37	-	37	-
Affiliate of James Michael Wilson, trustee
and James J. Wilson, IGC director			6	-	6	-
			$ 203	$ -	$ 268	$ -

(A) Land Sales

The Company holds a 50% joint venture interest in Escorial Builders. The remaining 50% interest is held by a third party. Escorial Builders purchased lots from the Company to construct homes for resale. The profit on these lots were deferred until sold by Escorial Builders to a third party.

(B) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. These receivable balances are reserved until satisfied or the prospect of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

(1)	The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

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

(3)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $101,000 and $100,000 were allocated to land development and capitalized in the first three months of 2000 and 1999, respectively.

(4)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(5)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT has agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

(6)

Reflects ACPT's obligation to reimburse IGC for the taxes that were generated by Puerto Rico source income prior to the Distribution date. This obligation accompanied the Puerto Rico assets that were transferred to ACPT during IGC's restructuring. The remaining balance was paid on April 7, 2000.

(6)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2000 and 1999 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 3,392	$ 5,199	$ (131)	$ 8,460
Interest income	21	379	(131)	269
Interest expense	925	245	(123)	1,047
Depreciation and amortization	459	37	-	496
Income taxes	249	364	-	613
(Loss) income before income taxes and minority interest	(53)	1,664	(4)	1,607
Net (loss) income	(369)	1,300	(4)	927
Total assets	73,414	56,588	(8,959)	121,043
Additions to long lived assets	701	3,495	-	4,196

1999:

Total revenues	$ 3,154	$ 1,697	$ (28)	$ 4,823
Interest income	17	182	(28)	171
Interest expense	832	254	(23)	1,063
Depreciation and amortization	457	43	-	500
Income taxes	63	-	-	63
Income before income taxes and minority interest	66	112	(4)	174
Net (loss) income	(99)	112	(4)	9
Total assets	73,098	47,384	(4,439)	116,043
Additions to long lived assets	794	580	-	1,374

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 2000 and 1999

Community Development Operations.

Community development land sales revenue increased $3,248,000 to $4,315,000 during the three months ended March 31, 2000, compared to sales of $ 1,067,000 during the three months ended March 31, 1999. The increase was attributable to a $3,710,000 bulk sale of residential lots in Puerto Rico during the first three months of 2000, with no comparable sale in 1999. The first quarters in 2000 and 1999 produced similar amounts of sales revenue from U.S. operations. However, the 2000 quarter's revenue consisted of residential lots whereas the 1999 quarter's was primarily from an industrial sale. The gross profit margins for the three months ended March 31, 2000 and 1999 were 33%. The residential lots typically produce a lower gross margin than the commercial industrial parcels. Even though the land sales during the first quarter 2000 were comprised of residential lots, the margins remained the same as the first quarter 1999 due to the increase in the volume of residential lot sales during the 2000 quarter as compared to the first quarter in 1999.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 1% to $1,408,000 for the three months ended March 31, 2000, as compared to $1,398,000 in the same period in 1999. The increase is primarily attributable to an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 65% to $740,000 during the first three months of 2000, as compared to $448,000 during the first three months of 1999. The increase is primarily attributable to $501,000 of earnings generated from the sale of the rental units converted into condominiums during the first quarter of 2000, offset in part by the recognition of $161,000 of income during the first quarter of 1999 from the Puerto Rico homebuilding joint venture that sold out of homes during 1999 and is currently winding up its affairs.

Management and Other Fees.

Management and other fees decreased 9% to $748,000 in the first three months of 2000, as compared to $823,000 in the same period in 1999. This decrease is primarily due to the expiration of short term management arrangements on three properties and the reduction of fees earned from units converted to condominiums, offset in part by an increase in the contracted fees from three U.S. properties and additional management fees earned on the cable marketing fee income discussed above.

Interest Expense.

Interest expense, other than interest expense related to rental property, decreased 2% to $427,000 during the three months ended March 31, 2000, as compared to $434,000 for the three months ended March 31, 1999. This decrease is primarily attributable to a decrease in U.S. debt outstanding during the quarter offset in part by an increase in Puerto Rico debt during the first quarter of 2000 as compared to the same quarter in 1999. The remaining interest incurred on the additional Puerto Rico debt was capitalized during the first quarter of 2000.

General and Administrative Expense.

General and administrative expenses increased 5% to $1,506,000 for the three months ended March 31, 2000, as compared to $1,438,000 for the same period of 1999. This increase is primarily attributable to the expansion of the Puerto Rico staff to accommodate the additional needs of that operation.

Liquidity and Capital Resources

Cash and cash equivalents were $1,965,000 and $5,186,000 at March 31, 2000 and December 31, 1999, respectively. This decrease was attributable to $4,775,000 used in investing activities offset by $1,414,000 provided by operations and $140,000 provided by financing activities. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During the first quarter of 2000, $6,690,000 of debt repayments was made as compared to $6,830,000 of debt advances received. The cash inflow from operating activities was primarily attributable to land sales.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $8,822,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no assurances that these funds will be generated and that loans maturing can be extended.

Debt Summary

Substantially all of ACPT's assets are encumbered by approximately $44,000,000 of recourse debt and $38,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate	Date	3/31/00

Banc One-term loan	$ 11,000	P+2.5%	7/31/04	$ 4,335
Banc One-development loan	4,000	P+2.5%	7/31/04	1,668
Banc One-remediation loan	5,000	P+2.5%	7/31/04	4,997
First Bank-term loan	17,500	P+1.0%	6/30/02	4,414
First Bank-inventory loan	8,275	P+1.0%	6/30/02	2,600
First Bank-construction loan	8,350	P+1.0%	12/31/02	3,919
First Bank-working capital loan	3,000	P+1.0%	6/30/02	490
The Columbia Bank	5,000	P+1.25%	3/15/05	4,000
BankTrust	882	(a)	Demand	871
Washington Savings Bank	1,317	9.5%	9/30/00	932
Banco Popular	5,600	P+1.0%	6/30/00	5,600
Annapolis National Bank	2,460	P+1.0%	12/22/00	1,419
Interstate General Company L.P.	8,321	P+1.5%	8/02/09	8,321
Other miscellaneous	700	Various	Various	509
	$ 81,405			$ 44,075
    Interest is calculated at 250 basis points over the cost of funds, 8.79% at March 31, 2000.
    P = Prime lending interest rate

Outlook

In April 2000, the Company closed a $2,153,000 loan with Susquehanna Bank. This loan matures in twenty-four months and will provide development funds for the next 72 single-family lots in Fairway Village.

In May, the Company obtained a $6,000,000 working capital loan from First Bank in replacement of the $3,000,000 working capital loan reflected above. The loan is cross-collateralized with the existing First Bank obligations and matures June of 2003.

Year 2000 Compliance Follow-Up

As of April 15, 2000, ACPT has not experienced any material system problems relating to year 2000 issues nor did the preparation of year 2000 have a material impact on ACPT's results of operations for the quarter ended March 31, 2000.

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

As of March 31, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.
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

The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland). It was filed in June 1989 and is continuing. St. Charles Associates originally sought a ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by an agreement dated November 29, 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the agreement and a companion Consent Decree. With respect to the land transferred to St. Charles Community, LLC, SCA and IGC assigned their rights under the agreement to St. Charles Community, LLC. However, IGC retains a right to any repayment or refund of water and sewer connection fees with respect to any construction or building activity prior to the date of transfer to St. Charles Community, LLC.

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

In 1997, the Circuit Court ruled in SCA's and IGC's favor that the County's 1996 study did not meet the applicable requirements and that SCA and IGC were entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue their sewer and water connection fee refund claims in Maryland's Tax Court. The County appealed these rulings to the Maryland Court of Special Appeals. St. Charles Community, LLC is an additional party to that appeal.

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

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-000269, Circuit Court for Charles County. On February 24, 2000, an officer of the Company was named as a defendant in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, which are directly related to the filing of this claim were completed by St. Charles Community, LLC, a subsidiary of ACPT. In addition to an officer of the Company, IGC and one of its officers were also named as defendants. As part of the 1998 restructure, any liability incurred by IGC or previous officers resulting from actions by ACPT will be indemnified by ACPT. Based on advice of counsel, the Company believes that an offer to convey the easement and right of way sought would satisfy the Plaintiff and result in little or no economic loss. Although the management of both companies intends to defend against these allegations, there can be no guarantee they will be successful.

Nissan Auto, Inc. vs. Departamento de Transportacion y Obras Publicas, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc., filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damages. The plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit.

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. At a status conference on September 20, 1999 the judge granted an additional sixty days to end discovery which is still in process.
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
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 15, 2000	By:	/s/ J. Michael Wilson
J. Michael Wilson
Chairman and Chief Executive Officer

Dated: May 15, 2000	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Vice President and Controller