Form 10-Q
period 2000-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2000-08-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2000	1999

Revenues
Community development-land sales
Non-affiliates	$ 5,379	$ 7,520
Affiliates	-	1,073
Equity in earnings from partnerships and developer fees	1,214	846
Rental property revenues	4,746	4,554
Management and other fees, substantially all from related entities	1,496	1,648
Interest and other income	814	468
Total revenues	13,649	16,109

Expenses
Cost of land sales, including costs of sales to affiliates of
$0 and $859, respectively	3,850	4,910
Selling and marketing	27	109
General and administrative	3,019	3,019
Interest expense	980	826
Rental properties expense:
Operating	1,858	1,835
Interest	1,244	1,256
Depreciation and amortization	908	891
Depreciation and amortization	83	96
Preferred offering and spin-off costs	-	369
Total expenses	11,969	13,311

Income before provision for income taxes and minority interest	1,680	2,798
Provision for income taxes	1,087	814

Income before minority interest	593	1,984
Minority interest	(125)	(206)
Net income	$ 468	$ 1,778
Basic and fully diluted net income per share	$ 0.09	$ 0.34
Weighted average shares outstanding	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2000	1999

Revenues
Community development-land sales
Non-affiliates	$ 1,064	$ 6,991
Affiliates	-	535
Equity in earnings from partnerships and developer fees	474	398
Rental property revenues	2,419	2,297
Management and other fees, substantially all from related entities	748	825
Interest and other income	484	240
Total revenues	5,189	11,286

Expenses
Cost of land sales, including costs of sales to affiliates of
$0 and $420, respectively	977	4,202
Selling and marketing	15	47
General and administrative	1,513	1,581
Interest expense	553	392
Rental properties expense:
Operating	939	976
Interest	624	627
Depreciation and amortization	454	440
Depreciation and amortization	41	47
Preferred offering and spin-off costs	-	350
Total expenses	5,116	8,662

Income before provision for income taxes and minority interest	73	2,624
Provision for income taxes	474	751

(Loss) income before minority interest	(401)	1,873
Minority interest	(58)	(104)
Net (loss) income	$ (459)	$ 1,769
Basic and fully diluted net (loss) income per share	$ (0.09)	$ 0.34
Weighted average shares outstanding	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 1,565	$ 5,186
Restricted	849	786
	2,414	5,972
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$24,512 and $23,963, respectively	36,092	36,399
Investment in unconsolidated rental property partnerships, net of
Deferred income of $1,122 and $1,369, respectively	7,284	6,655
Investment in unconsolidated commercial property partnerships	5,169	4,996
Other receivables, net of reserves of $222 and $239, respectively	4,742	4,291
	53,287	52,341
Assets Related to Community Development
Land and development costs
Puerto Rico	28,956	25,142
St. Charles, Maryland	28,795	28,842
Notes receivable on lot sales and other	7,262	6,168
	65,013	60,152
Assets Related to Homebuilding
Investment in joint venture	11	143
	11	143
Other Assets
Receivables and other	2,752	2,406
Property, plant and equipment, less accumulated depreciation
of $1,980 and $1,944, respectively	396	394
	3,148	2,800
Total Assets	$ 123,873	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 847	$ 882
Non-recourse debt	37,937	38,188
Accounts payable, accrued liabilities and deferred income	2,979	3,287
	41,763	42,357

Liabilities Related to Community Development
Recourse debt	48,612	42,497
Accounts payable and accrued liabilities	3,229	2,469
Deferred income	14	31
	51,855	44,997

Other Liabilities
Accounts payable and accrued liabilities	2,453	3,538
Notes payable and capital leases	318	376
Due to affiliate	-	2,302
Accrued income tax liability-current	1,274	2,190
Accrued income tax liability-deferred	3,503	3,411
	7,548	11,817
Total Liabilities	101,166	99,171

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	18,194	18,192
Retained earnings	4,461	3,993
Total Shareholders' Equity	22,707	22,237
Total Liabilities and Shareholders' Equity	$ 123,873	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net income	$ 468	$ 1,778
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	991	987
Provision (benefit) for deferred income taxes	92	(270)
Equity in earnings from unconsolidated partnerships and developer fees	(1,250)	(564)
Distributions from unconsolidated partnerships	178	1,910
Cost of sales-community development	3,850	4,910
Equity in losses (earnings) from homebuilding joint venture	36	(282)
Distributions from homebuilding joint venture	96	575
Changes in notes and accounts receivable	(1,545)	(4,821)
Changes in accounts payable, accrued liabilities and deferred income	(3,570)	873
Net cash (used in) provided by operating activities	(654)	5,096

Cash Flows from Investing Activities
Investment in land development	(7,617)	(4,389)
Change in investments related to unconsolidated rental property partnerships	443	(115)
Change in investments related to unconsolidated commercial property partnerships	(173)	2
Change in restricted cash	(63)	401
Additions to rental operating properties, net	(841)	(906)
(Acquisitions) dispositions of other assets	(431)	330
Net cash used in investing activities	(8,682)	(4,677)

Cash Flows from Financing Activities
Cash proceeds from debt financing	15,983	3,081
Payment of debt	(10,268)	(4,426)
Net cash provided by (used in) financing activities	5,715	(1,345)

Net Decrease in Cash and Cash Equivalents	(3,621)	(926)
Cash and Cash Equivalents, Beginning of Year	5,186	2,903
Cash and Cash Equivalents, June 30	$ 1,565	$ 1,977

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net (loss) income	$ (459)	$ 1,769
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	495	487
Provision for deferred income taxes	30	128
Equity in earnings from unconsolidated partnerships and developer fees	(501)	(281)
Distributions from unconsolidated partnerships	53	149
Cost of sales-community development	977	4,202
Equity in losses (earnings) from homebuilding joint venture	27	(121)
Distributions from homebuilding joint venture	96	275
Changes in notes and accounts receivable	(470)	(4,685)
Changes in accounts payable, accrued liabilities and deferred income	(2,316)	965
Net cash (used in) provided by operating activities	(2,068)	2,888

Cash Flows from Investing Activities
Investment in land development	(3,421)	(3,015)
Change in investments related to unconsolidated rental property partnerships	89	(66)
Change in investments related to unconsolidated commercial property partnerships	(13)	2
Change in restricted cash	(35)	185
Additions to rental operating properties, net	(315)	(282)
(Acquisitions) dispositions of other assets	(212)	450
Net cash used in investing activities	(3,907)	(2,726)

Cash Flows from Financing Activities
Cash proceeds from debt financing	9,153	1,895
Payment of debt	(3,578)	(1,598)
Net cash provided by financing activities	5,575	297

Net (Decrease) Increase in Cash and Cash Equivalents	(400)	459
Cash and Cash Equivalents, March 31	1,965	1,518
Cash and Cash Equivalents, June 30	$ 1,565	$ 1,977

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1999 financial statements have been reclassified to conform to the 2000 presentation. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2000 and 1999 do not differ from basic earnings per share.

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

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary Financial Position:
Total Assets
June 30, 2000	$ 91,567	$ 7,770	$ 99,337
December 31, 1999	93,709	18,330	112,039
Total Non-Recourse Debt
June 30, 2000	102,863	3,389	106,252
December 31, 1999	103,935	17,428	121,363
Total Other Liabilities
June 30, 2000	9,780	4,771	14,551
December 31, 1999	11,003	4,996	15,999
Total Deficit
June 30, 2000	(21,076)	(390)	(21,466)
December 31, 1999	(21,229)	(4,094)	(25,323)
Company's Investment
June 30, 2000	7,033	251	7,284
December 31, 1999	6,655	-	6,655

Summary of Operations:
Total Revenue
Three Months Ended June 30, 2000	6,984	6,754	13,738
Three Months Ended June 30, 1999	6,825	8	6,833
Six Months Ended June 30, 2000	13,770	15,523	29,293
Six Months Ended June 30, 1999	13,604	15	13,619
Net Income (Loss)
Three Months Ended June 30, 2000	324	1,351	1,675
Three Months Ended June 30, 1999	356	(436)	(80)
Six Months Ended June 30, 2000	612	3,703	4,315
Six Months Ended June 30, 1999	664	(892)	(228)
Company's recognition of equity in earnings
And developer fees
Three Months Ended June 30, 2000	304	197	501
Three Months Ended June 30, 1999	278	-	278
Six Months Ended June 30, 2000	552	698	1,250
Six Months Ended June 30, 1999	565	-	565

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended June 30, 2000	607	5,833	6,440
Three Months Ended June 30, 1999	1,075	(3,441)	(2,366)
Six Months Ended June 30, 2000	1,480	13,693	15,173
Six Months Ended June 30, 1999	2,861	(5,810)	(2,949)
Company's share of cash flows from
Operating activities
Three Months Ended June 30, 2000	159	2,916	3,075
Three Months Ended June 30, 1999	288	(1,720)	(1,432)
Six Months Ended June 30, 2000	346	6,846	7,192
Six Months Ended June 30, 1999	909	(2,905)	(1,996)
Operating cash distributions
Three Months Ended June 30, 2000	221	-	221
Three Months Ended June 30, 1999	507	-	507
Six Months Ended June 30, 2000	406	-	406
Six Months Ended June 30, 1999	4,749	-	4,749
Company's share of operating cash distributions
Three Months Ended June 30, 2000	53	-	53
Three Months Ended June 30, 1999	64	-	64
Six Months Ended June 30, 2000	178	-	178
Six Months Ended June 30, 1999	1,825	-	1,825

The unconsolidated rental properties partnerships as of June 30, 2000 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes of 392 units converted to condominiums of which 120 units remain in inventory. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. The conversion is complete and during the six months end June 30, 2000 188 sales closed. The remaining condominium units are under contract for sale.

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
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2000	1999

Total assets	$ 22	$ 316
Total liabilities	-	30
Total equity	22	286
Company's investment	11	143

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999

Total revenue	$ 2	$ 9,221	$ 1	$ 3,952
Net (loss) income	(72)	565	(52)	244
Company's recognition of equity
in (losses) earnings	(36)	282	(27)	121

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999

Cash flows from operating
Activities	$ (18)	$ 7,677	$ (12)	$ 3,451
Company's share of cash flows
from operating activities	(9)	3,839	(6)	1,726
Operating cash distributions	192	1,150	192	550
Company's share of operating cash
Distributions	96	575	96	275

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and a 27.82% ownership interest with a 48% interest in future cash flow generated by the thirty-year lease of the building. The building was completed and the tenant moved in during July 2000. As of June 30,2000, the partnership has no operating income or cash flow. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2000	1999

Total assets	$ 31,029	$ 31,188
Total liabilities	27,518	27,675
Total equity	3,511	3,513
Company's investment	5,169	4,996
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2000 and December 31, 1999 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		June 30,	December 31,
	From/To	From/To		2000	1999
Related to community development:
Recourse debt	09-30-00/	P+1%/	(b,c)	$ 48,612	$ 42,497
	08-02-09	P+2.5%
Related to investment properties:
Recourse debt	Demand	8.79%		847	882
Non-recourse debt	10-01-19/	6.85%/		37,937	38,188
	10-01-28	8.5%
General:
Recourse debt	02-01-01/	5.9%/		318	376
	07-04-05	18.5%
Total debt				$ 87,714	$ 81,943
    P = Prime lending interest rate.
    Approximately $11,000,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 2.5% of the outstanding balance in 2000, and increases 1/2% each year thereafter, through 2003.
    Approximately $616,000 of this debt is due and payable September 30, 2000.

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

As of June 30, 2000, the $48,612,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $11,000,000 of this amount is further secured by investments in apartment rental partnerships.

As of June 30, 2000, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,897,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(5)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact on the accompanying consolidated financial statements of the related party transactions with those entities and the Company's unconsolidated subsidiaries are reflected below:
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2000	1999	2000	1999
Community Development - Land Sales (A)
Homebuilding joint venture with third party partner		$ -	$ 1,073	$ -	$ 535

Cost of Land Sales
Homebuilding joint venture with third party partner		$ -	$ 859	$ -	$ 420

Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 907	$ 1,035	$ 460	$ 517
Affiliates of IBC, general partner of IGC		252	172	123	85
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James J. Wilson, IGC director		85	80	42	40
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
General partner of IGC		32	32	18	18
		$ 1,276	$ 1,319	$ 643	$ 660
Interest and Other Income
Unconsolidated subsidiaries		$ 170	$ 104	$ 90	$ 54
Affiliate of IGC former director		-	32	-	(3)
		$ 170	$ 136	$ 90	$ 51
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 167	$ 161	$ 84	$ 70
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(B)	(17)	9	(23)	5
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		45	45	22	22
Reimbursement of administrative costs-
Affiliate of Thomas B. Wilson, Trustee		(29)	-	(21)	-
IBC, general partner IGC		(12)	-	(8)	-
Affiliate of IBC, general partner of IGC		(11)	-	(4)	-
IGC	(C5)	(93)	(67)	(44)	(30)
James J. Wilson, IGC director	(C4)	250	250	125	125
		$ 300	$ 398	$ 131	$ 192
Interest Expense
Unconsolidated subsidiaries		$ -	$ 17	$ -	$ -
IGC	(C3)	127	126	62	62
		$ 127	$ 143	$ 62	$ 62

BALANCE SHEET IMPACT:
			Balance	Decrease	Balance	Increase
			June 30,	in Reserves	December 31,	in Reserves
			2000	2000	1999	1999
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries with third party partners			$ 4,532	$ (16)	$ 3,943	$ 34
Affiliate of IBC, general partner of IGC			64	-	91	-
Affiliate of James Michael Wilson, trustee,
and James J. Wilson, IGC director			31	-	25	-
			$ 4,627	$ (16)	$ 4,059	$ 34

Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner	Demand
of IGC, and Thomas B. Wilson
Trustee			$ 98	$ -	$ 77	$ -
IGC			168	-	29	-
			$ 266	$ -	$ 106	$ -

Liabilities Related to Community Development
Notes payable
IGC		(C3)	$ 6,985	$ -	$ 8,154	$ -

Accounts payable
Whitman, Requardt		(C2)	$ 213	$ -	$ 188	$ -

Due to Affiliate		(C6)	$ -	$ -	$ 2,302	$ -

Other Liabilities
IBC, general partner of IGC			$ 14	$ -	$ 125	$ -
Affiliate of IBC, general partner of IGC			204	-	100	-
Affiliate of IBC, general partner of IGC
and Thomas B. Wilson, trustee			19	-	37	-
Affiliate of James Michael Wilson, trustee
and James J. Wilson, IGC director			6	-	6	-
			$ 243	$ -	$ 268	$ -

(A) Land Sales

The Company and a third party each hold a 50% joint venture interest in Escorial Builders. Escorial Builders purchased lots from the Company to construct homes for resale. The profit on these lots was deferred until sold by Escorial Builders to a third party.

(B) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. These receivable balances are reserved until satisfied or the prospect of collectibility improves. The collectibility of management fees receivable is evaluated quarterly. Any increases or decreases in the reserves are reflected accordingly as additional expenses or recovery of such expenses.

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

(3)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the expensed portion of interest incurred on this note payable to IGC, interest costs of $206,000 and $205,000; $105,000 and $105,000 were allocated to land development and capitalized in the first six and three months of 2000 and 1999, respectively.

(4)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(5)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT has agreed to continue to provide human resources and payroll processing to IGC on a cost reimbursement basis.

(6)

Reflects ACPT's obligation to reimburse IGC for the taxes that were generated by Puerto Rico source income prior to the Distribution date. This obligation accompanied the Puerto Rico assets that were transferred to ACPT during IGC's restructuring. The taxes were paid by the Company in 2000.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2000 and 1999 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 7,337	$ 6,644	$ (332)	$ 13,649
Interest income	40	997	(332)	705
Interest expense	1,973	566	(315)	2,224
Depreciation and amortization	916	75	-	991
Income taxes	672	415	-	1,087
(Loss) income before income taxes and minority interest	(139)	1,831	(12)	1,680
Net (loss) income	(936)	1,416	(12)	468
Total assets	73,256	61,545	(10,928)	123,873
Additions to long lived assets	1,470	6,147	-	7,617

1999:

Total revenues	$ 8,196	$ 7,990	$ (77)	$ 16,109
Interest income	34	370	(77)	327
Interest expense	1,662	485	(65)	2,082
Depreciation and amortization	902	85	-	987
Income taxes	191	623	-	814
Income before income taxes and minority interest	814	1,998	(14)	2,798
Net income	417	1,375	(14)	1,778
Total assets	72,918	50,708	(4,424)	119,202
Additions to long lived assets	1,592	2,797	-	4,389

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended June 30, 2000 and 1999 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 3,945	$ 1,445	$ (201)	$ 5,189
Interest income	19	618	(201)	436
Interest expense	1,048	321	(192)	1,177
Depreciation and amortization	457	38	-	495
Income taxes	423	51	-	474
(Loss) income before income taxes and minority interest	(86)	167	(8)	73
Net (loss) income	(567)	116	(8)	(459)
Total assets	73,256	61,545	(10,928)	123,873
Additions to long lived assets	769	2,652	-	3,421

1999:

Total revenues	$ 5,042	$ 6,293	$ (49)	$ 11,286
Interest income	16	188	(49)	155
Interest expense	830	231	(42)	1,019
Depreciation and amortization	445	42	-	487
Income taxes	128	623	-	751
Income before income taxes and minority interest	748	1,886	(10)	2,624
Net income	516	1,263	(10)	1,769
Total assets	72,918	50,708	(4,424)	119,202
Additions to long lived assets	798	2,217	-	3,015

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 2000 and 1999

Community Development Operations.

Community development land sales revenue decreased $3,214,000 to $5,379,000 during the six months ended June 30, 2000, compared to sales of $8,593,000 during the six months ended June 30, 1999. The decrease was attributable to U.S. commercial land sales of $2,500,000 during the first six months of 1999, with no comparable sales in 2000, and a decrease in the bulk sale of residential lots in Puerto Rico of $900,000 in the first six months of 2000 as compared to the same period in 1999, offset in part by an increase in U.S. residential lot sales of $1,210,000 during the first six months of 2000 as compared to the same period of 1999. During the first six months of 1999, the Company recognized $1,073,000 of deferred land sales of a joint venture that sold their last home in 1999 and therefore no revenue recognition in 2000. The increase in U.S. residential lot sales in 2000 is attributable to the grand opening of Fairway Village, the newest village in St. Charles. The gross profit margin for the six months ended June 30, 2000 decreased to 28%, as compared to 43% in the same period of 1999. This decrease was due primarily to the reduction of U.S. commercial sales discussed above. Commercial sales adjacent to the regional mall produce higher gross profits due to their high sales prices and relatively low development costs.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 6% to $2,888,000 for the six months ended June 30, 2000, as compared to $2,719,000 in the same period in 1999. The increase is primarily attributable to cable marketing fees earned in 2000 with none in 1999, an increase in rental rates and a reduction in vacancies.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 43% to $1,214,000 during the first six months of 2000, as compared to $846,000 during the first six months of 1999. The increase is primarily attributable to $698,000 of earnings generated during the first six months of 2000 from the sale of rental units converted into condominiums, offset in part by the recognition of $282,000 of income during the first six months of 1999 from the Puerto Rico homebuilding joint venture that sold their last home during 1999.

Management and Other Fees.

Management and other fees decreased 9% to $1,496,000 in the first six months of 2000, as compared to $1,648,000 in the same period in 1999. This decrease is primarily due to the reduction or expiration of short term management arrangements on five Puerto Rico properties and the reduction of fees earned from units converted to condominiums, offset in part by an increase in the contracted fees from three U.S. properties and additional management fees earned on the cable marketing fee income.

Interest Expense.

Interest expense, exclusive of interest expense related to rental properties, increased 19% to $980,000 during the six months ended June 30, 2000, as compared to $826,000 for the six months ended June 30, 1999. This increase is primarily attributable to a $5,541,000 increase in outstanding debt from June 30, 2000 as compared to June 30, 1999. In addition, the interest allocated to certain assets that no longer qualified for capitalization after March 31, 2000 was expensed during the second quarter 2000.

General and Administrative Expense.

General and administrative expenses remained constant at $3,019,000 for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

Provision for Income Tax.

The provision for income taxes during the six months ended June 30, 2000 increased to $1,080,000 compared to $814,000 during the first six months of 1999. This increase was due primarily to the loss of REIT tax status of one of the subsidiaries on July 1, 1999.

For the Three Months Ended June 30, 2000 and 1999

Community Development Operations.

Community development land sales revenue decreased $6,462,000 to $1,064,000 during the three months ended June 30, 2000, compared to sales of $7,526,000 during the three months ended June 30, 1999. The decrease was primarily attributable to a bulk sale of residential lots in Puerto Rico for $4,621,000 during the three months ended June 30, 1999 with no comparable sale during the three months ended June 30, 2000. During the 1999 period, the Company recognized $536,000 of deferred sales revenue when the lots were sold through a homebuilding joint venture. This project sold out in 1999 and there were no comparable sales during the three months ended June 30, 2000. In addition, the Company closed two commercial sales totaling $2,000,000 in the three months ended June 30, 1999 with no comparable sales during the same period of 2000. Historically, the Company's bulk residential and commercial sales are cyclical. These reductions were offset by a $664,000 increase in U.S. residential sales during the 2000 quarter as compared to the same quarter in 1999 primarily attributable to the sale of town home lots to an experienced builder new to St. Charles that introduced an improved product to the market. The gross profit margin for the three months ended June 30, 2000 decreased to 8%, as compared to 44% in the same period of 1999. This decrease was due primarily to the reduction of U.S. commercial sales discussed above. Commercial sales adjacent to the regional mall produce higher gross profits due to their high sales prices and relatively low development costs. In addition, 40% of the decrease in the gross profit margin was due to the effect of an 86% decrease in sales revenue with no corresponding decrease in the fixed portion of cost of sales.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 12% to $1,480,000 for the three months ended June 30, 2000, as compared to $1,321,000 in the same period in 1999. The increase is primarily attributable to a 5% increase in revenue and a 4% decrease in operating expenses. The increase in rental revenues is a result of cable marketing fees earned in 2000 with none in 1999, an increase in rental rates and a reduction in vacancies. The decrease in operating expenses is a result of a timing difference in maintenance costs. Certain routine maintenance expense was completed in the second quarter of 1999 but the comparable services will be accomplished during the second half of 2000.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $76,000 to $474,000 during the three months ended June 30, 2000, as compared to $398,000 during the three months ended June 30, 1999. The increase is primarily attributable to $197,000 of earnings generated from the sale of the rental units converted into condominiums during the second quarter of 2000, offset in part by the recognition of $122,000 of income during the second quarter of 1999 from the Puerto Rico homebuilding joint venture that sold their last home during 1999.

Management and Other Fees.

Management and other fees decreased 9% to $748,000 in the second quarter of 2000, as compared to $825,000 in the same period in 1999. This decrease is primarily due to the reduction or expiration of short term management arrangements on five Puerto Rico properties and the reduction of fees earned from units converted to condominiums, offset in part by an increase in the contracted fees from three U.S. properties and additional management fees on the cable marketing fee income.

Interest Expense.

Interest expense, exclusive of interest expense related to the rental properties, increased 41% to $553,000 during the three months ended June 30, 2000, as compared to $392,000 for the three months ended June 30, 1999. This increase is primarily attributable to an increase in outstanding loan balances during the second quarter of 2000 as compared to the same quarter in 1999. In addition, the interest allocated to certain assets that no longer qualified for capitalization after March 31, 2000 was expensed during the second quarter 2000.

General and Administrative Expense.

General and administrative expenses decreased 4% to $1,513,000 for the three months ended June 30, 2000, as compared to $1,581,000 for the same period of 1999. This decrease is primarily attributable to temporary staff vacancies and a reduction of operating expenses as a result of management's continued focus on cost efficiency.

Provision for Income Tax.

The provision for income taxes during the three months ended June 30, 2000 increased to $606,000 compared to $63,000 for the three months ended June 30, 1999. This increase was due primarily to the loss of REIT tax status of one of the subsidiaries on July 1, 1999 and increased taxable income during the three months ended June 30, 2000 as compared to the same three months of 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $1,565,000 and $5,186,000 at June 30, 2000 and December 31, 1999, respectively. This decrease was attributable to $8,682,000 used in investing and $654,000 used in operating activities, offset in part by $5,715,000 provided by financing activities. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales. During the first six months of 2000, $10,268,000 of debt repayments was made as compared to $15,983,000 of debt advances received.

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

Debt Summary

Substantially all of ACPT's assets are encumbered by $49,777,000 of recourse debt and $37,937,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate	Date	6/30/00

Banc One-term loan	$ 11,000	P+2.5%	7/31/04	$ 4,335
Banc One-development loan	4,000	P+2.5%	7/31/04	1,599
Banc One-remediation loan	5,000	P+2.5%	7/31/04	4,997
First Bank-term loan	17,500	P+1.0%	6/30/02	4,414
First Bank-inventory loan	8,275	P+1.0%	6/30/02	4,561
First Bank-construction loan	8,350	P+1.0%	12/31/02	4,014
First Bank-working capital loan	9,000	P+1.0%	6/30/03	6,434
The Columbia Bank	5,000	P+1.25%	3/15/05	3,424
Susquehanna	2,153	P+1.25%	5/01/02	974
Bank Trust	882	(a)	Demand	847
Washington Savings Bank	1,317	9.5%	9/30/00	616
Banco Popular	5,600	P+1.0%	7/31/02	5,100
Annapolis National Bank	2,460	P+1.0%	12/22/00	1,060
Interstate General Company L.P.	6,985	P+1.5%	8/02/09	6,985
Other miscellaneous	714	Various	Various	417
	$ 88,236			$ 49,777
    Interest is calculated at 250 basis points over the cost of funds, 8.79% at June 30, 2000.

Year 2000 Compliance Follow-Up

As of August 11, 2000, ACPT has not experienced any material system problems relating to year 2000 issues nor did the preparation of year 2000 have a material impact on ACPT's results of operations for the six months ended June 30, 2000.

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

As of June 30, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.
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

Disputes recently contested between the County, St. Charles Community, LLC, IGC, and SCA are: (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees imposed upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water connection fees; and (3) to what extent SCA and IGC are entitled to recover excessive sewer and water connection fees previously paid.

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

On October 6, 1999, the Court of Special Appeals upheld the Circuit Court's rulings with respect to sewer connection fees, but reversed its rulings with respect to water connection fees. The Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 in the Tax Court, because of an "accord and satisfaction" as to refund claims before that date. The Maryland Court of Appeals subsequently denied further review of the case.

Meanwhile SCA and IGC have commenced an action in the Maryland Tax Court for refunds of excessive connection fees. That Tax Court case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February of 1997. It has been stayed pending the result of the appellate proceedings described herein.

The County has also filed two appeals raising the issue of whether IGC's and SCA's successors and assigns, including St. Charles Community, LLC and builders who purchased lots in the St. Charles Communities, are entitled to the benefit of the reduced sewer connection fees provided for in the 1989 Settlement Agreement. The Circuit Court has ruled in favor of IGC, SCA and St. Charles Community, LLC on this issue. The County's appeals are pending.

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

ACPT held its 2000 Annual Meeting of Shareholders on June 7, 2000. At the meeting, shareholders elected one individual as Trustee for a term to expire at the Annual Meeting in the year 2002, and two individuals as Trustees for a term to expire at the Annual Meeting in the year 2003. In addition, shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for 2000. The results of the voting are as follows:
	Votes For	Votes Withheld
Trustee
T. Michael Scott	4,495,853	274,132
Edwin L. Kelly	4,490,565	279,420
Thomas B. Wilson	4,496,603	273,382

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of Arthur Andersen as independent auditors for 2000	4,732,017	26,100	11,868	-0-
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

Exhibit Number and Description

(27)	Financial Data Schedule

ITEM 6(b).	REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 14, 2000	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 14, 2000	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller