Form 10-Q
period 2000-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2000-11-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2000 and 1999 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	7
	Notes to Consolidated Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2000 and 1999	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	25
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2	Material Modifications of Rights of Registrant's Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
	Signatures	28

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2000	1999

Revenues
Community development-land sales
Non-affiliates	$ 6,378	$ 7,925
Affiliates	-	1,488
Equity in earnings from partnerships and developer fees	2,098	1,169
Rental property revenues	7,186	6,895
Management and other fees, substantially all from related entities	2,341	2,453
Interest and other income	955	877
Total revenues	18,958	20,807

Expenses
Cost of land sales, including costs of sales to affiliates of
$-0- and $1,182, respectively	4,658	5,724
Selling and marketing	62	193
General and administrative	4,697	4,523
Interest expense	1,537	1,180
Rental properties expense:
Operating	2,863	2,823
Interest	1,855	1,880
Depreciation and amortization	1,361	1,345
Depreciation and amortization	120	143
Syndication and spin-off costs	-	377
Total expenses	17,153	18,188

Income before provision for income taxes and minority interest	1,805	2,619
Provision for income taxes	1,047	1,052

Income before minority interest	758	1,567
Minority interest	(186)	(310)
Net income	$ 572	$ 1,257
Basic and fully diluted net income per share	$ 0.11	$ 0.24
Weighted average shares outstanding	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2000	1999

Revenues
Community development-land sales
Non-affiliates	$ 999	$ 405
Affiliates	-	415
Equity in earnings from partnerships and developer fees	884	323
Rental property revenues	2,440	2,341
Management and other fees, substantially all from related entities	845	805
Interest and other income	141	409
Total revenues	5,309	4,698

Expenses
Cost of land sales, including costs of sales to affiliates of
$-0- and $323, respectively	808	814
Selling and marketing	35	84
General and administrative	1,678	1,504
Interest expense	557	354
Rental properties expense:
Operating	1,005	988
Interest	611	624
Depreciation and amortization	453	454
Depreciation and amortization	37	47
Syndication and spin-off costs	-	8
Total expenses	5,184	4,877

Income (loss) before provision for income taxes and minority interest	125	(179)
Provision for income taxes	(40)	238

Income (loss) before minority interest	165	(417)
Minority interest	(61)	(104)
Net income (loss)	$ 104	$ (521)
Basic and fully diluted net loss per share	$ 0.02	$ (0.10)
Weighted average shares outstanding	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	September 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)

Cash and Cash Equivalents
Unrestricted	$ 3,399	$ 5,186
Restricted	870	786
	4,269	5,972
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$24,854 and $23,963, respectively	36,115	36,399
Investment in unconsolidated rental property partnerships, net of
deferred income of $998 and $1,369, respectively	7,607	6,655
Investment in unconsolidated commercial property partnerships	5,393	4,996
Other receivables, net of reserves of $200 and $239, respectively	4,415	4,291
	53,530	52,341
Assets Related to Community Development
Land and development costs
Puerto Rico	30,599	25,142
St. Charles, Maryland	29,333	28,842
Notes receivable on lot sales and other	219	6,168
	60,151	60,152
Assets Related to Homebuilding
Investment in joint venture	-	143
	-	143
Other Assets
Receivables and other	2,831	2,406
Property, plant and equipment, less accumulated depreciation
of $2,017 and $1,944, respectively	369	394
	3,200	2,800
Total Assets	$ 121,150	$ 121,408

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 843	$ 882
Non-recourse debt	37,808	38,188
Accounts payable, accrued liabilities and deferred income	2,873	3,287
	41,524	42,357

Liabilities Related to Community Development
Recourse debt	45,448	42,497
Accounts payable, accrued liabilities, and deferred income	4,018	2,500
	49,466	44,997

Other Liabilities
Accounts payable and accrued liabilities	2,518	3,538
Notes payable and capital leases	276	376
Due to affiliate	-	2,302
Accrued income tax liability-current	655	2,190
Accrued income tax liability-deferred	3,817	3,411
	7,266	11,817
Total Liabilities	98,256	99,171

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding as of
September 30, 2000 and December 31, 1999, respectively	52	52
Additional paid-in capital	18,277	18,192
Retained earnings	4,565	3,993
Total Shareholders' Equity	22,894	22,237
Total Liabilities and Shareholders' Equity	$ 121,150	$ 121,408

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net income	$ 572	$ 1,257
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,481	1,488
Benefit (provision) for deferred income taxes	406	(73)
Equity in earnings from unconsolidated partnerships and developer fees	(1,919)	(826)
Distributions from unconsolidated partnerships	402	2,076
Equity in earnings from unconsolidated commercial property partnerships	(215)	-
Cost of sales-community development	4,658	5,724
Equity in earnings from homebuilding joint venture	36	(343)
Distributions from homebuilding joint venture	107	1,075
Changes in notes and accounts receivable	5,825	(2,198)
Changes in accounts payable, accrued liabilities and deferred income	(3,455)	401
Net cash provided by operating activities	7,898	8,581

Cash Flows from Investing Activities
Investment in land development	(10,606)	(8,264)
Change in investments related to unconsolidated rental property partnerships	565	(106)
Change in investments related to unconsolidated commercial property
partnerships	(182)	-
Change in restricted cash	(84)	687
Additions to rental operating properties, net	(1,317)	(1,181)
(Acquisitions) dispositions of other assets	(520)	70
Net cash used in investing activities	(12,144)	(8,794)

Cash Flows from Financing Activities
Cash proceeds from debt financing	18,056	7,325
Payment of debt	(15,680)	(7,221)
Issuance of warrants	83	75
Net cash provided by financing activities	2,459	179

Net Decrease in Cash and Cash Equivalents	(1,787)	(34)
Cash and Cash Equivalents, Beginning of Year	5,186	2,903
Cash and Cash Equivalents, September 30	$ 3,399	$ 2,869

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
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

ACPT is a self-managed holding company that is expected to be taxed as a partnership. The Company is primarily engaged in the investment of rental properties, community development and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group") and their subsidiaries
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1999 financial statements have been reclassified to conform to the 2000 presentation. The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 do not differ from basic earnings per share.

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

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
September 30, 2000	$ 91,301	$ 4,688	$ 95,989
December 31, 1999	93,709	18,330	112,039
Total Non-Recourse Debt
September 30, 2000	102,274	60	102,334
December 31, 1999	103,935	17,428	121,363
Total Other Liabilities
September 30, 2000	10,179	3,680	13,859
December 31, 1999	11,003	4,996	15,999
Total Equity
September 30, 2000	(21,152)	948	(20,204)
December 31, 1999	(21,229)	(4,094)	(25,323)
Company's Investment
September 30, 2000	7,136	471	7,607
December 31, 1999	6,655	-	6,655

Summary of Operations:
Total Revenue
Three Months Ended September 30, 2000	6,918	5,282	12,200
Three Months Ended September 30, 1999	6,619	533	7,152
Nine Months Ended September 30, 2000	20,688	20,805	41,493
Nine Months Ended September 30, 1999	20,223	548	20,771
Net Income (Loss)
Three Months Ended September 30, 2000	348	1,338	1,686
Three Months Ended September 30, 1999	339	(402)	(63)
Nine Months Ended September 30, 2000	960	5,041	6,001
Nine Months Ended September 30, 1999	1,003	(1,294)	(291)
Company's recognition of equity in earnings
and developer fees
Three Months Ended September 30, 2000	286	383	669
Three Months Ended September 30, 1999	264	-	264
Nine Months Ended September 30, 2000	838	1,081	1,919
Nine Months Ended September 30, 1999	826	-	826

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended September 30, 2000	1,895	4,327	6,222
Three Months Ended September 30, 1999	1,071	(2,094)	(1,023)
Nine Months Ended September 30, 2000	3,375	18,020	21,395
Nine Months Ended September 30, 1999	3,932	(7,904)	(3,972)
Company's share of cash flows from
operating activities
Three Months Ended September 30, 2000	725	2,164	2,889
Three Months Ended September 30, 1999	336	(1,047)	(711)
Nine Months Ended September 30, 2000	1,071	9,010	10,081
Nine Months Ended September 30, 1999	1,245	(3,952)	(2,707)
Cash distributions
Three Months Ended September 30, 2000	477	-	477
Three Months Ended September 30, 1999	361	-	361
Nine Months Ended September 30, 2000	883	-	883
Nine Months Ended September 30, 1999	4,110	-	4,110
Company's share of cash distributions
Three Months Ended September 30, 2000	225	-	225
Three Months Ended September 30, 1999	166	-	166
Nine Months Ended September 30, 2000	403	-	403
Nine Months Ended September 30, 1999	2,076	-	2,076

The unconsolidated rental properties partnerships as of September 30, 2000 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes of 392 units converted to condominiums of which 57 units remain in inventory. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. The conversion is complete and during the nine months ended September 30, 2000 the Company closed 251 units. Fifty of the remaining condominium units are under contract for sale.

Homebuilding Joint Venture

Escorial Builders S.E. ("Escorial Builders") was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots was deferred until sold by Escorial Builders to a third party. As of December 31, 1999, all of the homes were sold to third parties and the remaining assets and liabilities were liquidated during 2000. The Company held a 50% joint venture interest in the partnership and its share of income and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands) :

SUMMARY OF FINANCIAL
POSITION:
	As Of
	September 30,	December 31,
	2000	1999

Total assets	$ -	$ 316
Total liabilities	-	30
Total equity	-	286
Company's investment	-	143

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Total revenue	$ 2	$ 10,903	$ -	$ 1,682
Net (loss) income	(72)	686	-	121
Company's recognition of equity
in (losses) earnings	(36)	343	-	61

SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Cash flows from operating activities	$ (18)	$ 8,380	$ -	$ 703
Company's share of cash flows
from operating activities	(9)	4,190	-	-
Operating distributions	214	2,150	22	-
Company's share of operating
distributions	107	1,075	11	-

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and a 27.82% ownership interest with a 45% interest in future cash flow generated by the thirty-year lease of the building. The building was completed and the tenant moved in during July 2000. The Company and the general partner are in the process of simplifying the partnership agreement so that the partners' ownership interest mirrors their economic interest. The following tables summarize ELI's financial information (in thousands):

SUMMARY OF FINANCIAL
POSITION:
	As Of
	September 30,	December 31,
	2000	1999

Total assets	$ 31,165	$ 31,188
Total liabilities	27,186	27,675
Total equity	3,979	3,513
Company's investment	5,393	4,996

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Total revenue	$ 898	$ -	$ 898	$ -
Net income	466	-	468	-
Company's recognition of equity
in earnings	214	-	214	-

SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Cash flow from operating activities	$ (1,000)	$ -	$ (844)	$ -
Company's share of cash flow
from operating activities	(460)	-	(398)	-
Operating cash distributions	-	-	-	-
Company's share of operating
cash distributions	-	-	-	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2000 and December 31, 1999 (in thousands):

	Maturity	Interest		Outstanding
	Dates	Rates (a)		September 30,	December 31,
	From/To	From/To		2000	1999
Related to community development:
Recourse debt	12-22-00/	P+1%/	(b,c)	$ 45,448	$ 42,497
	08-02-09	P+2.5%
Related to investment properties:
Recourse debt	Demand	9.25%		843	882
Non-recourse debt	10-01-19/	6.85%/		37,808	38,188
	10-01-28	8.5%
General:
Recourse debt	11-01-00/	5.9%/		276	376
	07-04-05	18.5%
Total debt				$ 84,375	$ 81,943

    P = Prime lending interest rate.
    Approximately $11,000,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 3% of the outstanding balance in 2001, and increases 1/2% each year thereafter, through 2003.
    Approximately $557,000 of this debt is due and payable December 22, 2000.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company, and IGC to maintain a ratio of combined aggregate liabilities to combined tangible net worth of no greater than three to one and seven and a half to one for the Company by itself. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

As of September 30, 2000, the $45,448,000 of recourse debt related to community development assets is fully collateralized by substantially all community development assets. Approximately $10,931,000 of this amount is further secured by investments in apartment rental partnerships.

As of September 30, 2000, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,859,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(5)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, IBC, of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact on the accompanying consolidated financial statements of the related party transactions with these entities and the Company's unconsolidated subsidiaries are reflected below:

CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2000	1999	2000	1999
Community Development - Land Sales (A)
Homebuilding joint venture with third party partner		$ -	$ 1,488	$ -	$ 415

Cost of Land Sales
Homebuilding joint venture with third party partner		$ -	$ 1,182	$ -	$ 323

Management and Other Fees (B)
Unconsolidated subsidiaries with third party partner		$ 1,432	$ 1,554	$ 525	$ 519
Affiliate of IBC, general partner of IGC		385	265	133	93
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James Wilson, IGC director		129	123	44	43
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
general partner of IGC		51	47	19	15
		$ 1,997	$ 1,989	$ 721	$ 670
Interest and Other Income
Unconsolidated subsidiaries		$ 266	$ 163	$ 96	$ 59
Affiliate of IGC former director		-	296	-	264
		$ 266	$ 459	$ 96	$ 323
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 246	$ 245	$ 79	$ 84
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(B)	(39)	14	(22)	5
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		68	68	23	23
Reimbursement of administrative costs-
Affiliate of Thomas B. Wilson, Trustee		(53)	-	(24)	-
IBC, general partner IGC		(17)	-	(5)	-
Affiliate of IBC, general partner of IGC		(15)	-	(4)	-
IGC	(C5)	(128)	(87)	(35)	(20)
James J. Wilson, IGC director	(C4)	375	375	125	125
Thomas J. Shafer, Trustee	(C2)	23	23	8	8
		$ 460	$ 638	$ 145	$ 225
Interest Expense
Unconsolidated subsidiaries		$ -	$ 17	$ -	$ -
IGC	(C3)	180	173	53	47
		$ 180	$ 190	$ 53	$ 47

BALANCE SHEET IMPACT:
			Balance	Decrease	Balance	Increase
			September 30,	in Reserves	December 31,	in Reserves
			2000	2000	1999	1999
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries with third party partners			$ 4,044	$ (39)	$ 3,943	$ 34
Affiliate of IBC, general partner of IGC			72	-	91	-
Affiliate of James Michael Wilson, trustee,
and James J. Wilson, IGC director			37	-	25	-
			$ 4,153	$ (39)	$ 4,059	$ 34

Other Assets
Receivables - All unsecured
Affiliate of IBC, general partner	Demand
of IGC, and Thomas B. Wilson
Trustee			$ 118	$ -	$ 77	$ -
IGC			195	-	29	-
			$ 313	$ -	$ 106	$ -

Liabilities Related to Community Development
Notes payable
IGC		(C3)	$ 7,145	$ -	$ 8,154	$ -

Accounts payable
Whitman, Requardt		(C2)	$ 310	$ -	$ 188	$ -

Due to Affiliate		(C6)	$ -	$ -	$ 2,302	$ -

Other Liabilities
IBC, general partner of IGC			$ 17	$ -	$ 125	$ -
Affiliate of IBC, general partner of IGC			191	-	100	-
Affiliate of IBC, general partner of IGC
and Thomas B. Wilson, trustee			15	-	37	-
Affiliate of James Michael Wilson, trustee
and James J. Wilson, IGC director			-	-	6	-
			$ 223	$ -	$ 268	$ -

(A) Land Sales

The Company and a third party each held a 50% joint venture interest in Escorial Builders. Escorial Builders purchased lots from the Company to construct homes for resale. The profit on these lots was deferred until sold by Escorial Builders to a third party.

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

(3)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the expensed portion of interest incurred on this note payable to IGC, interest costs of $311,000 and $327,000; $105,000 and $122,000 were allocated to land development and capitalized in the first nine and three months of 2000 and 1999, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2000 and 1999 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 11,058	$ 8,464	$ (564)	$ 18,958
Interest income	60	1,309	(564)	805
Interest expense	3,015	915	(538)	3,392
Depreciation and amortization	1,375	106	-	1,481
Income taxes	350	697	-	1,047
(Loss) income before income taxes and
minority interest	(274)	2,101	(22)	1,805
Net (loss) income	(811)	1,405	(22)	572
Total assets	73,571	58,024	(10,445)	121,150
Additions to long lived assets	2,689	7,917	-	10,606

1999:

Total revenues	$ 11,501	$ 9,440	$ (134)	$ 20,807
Interest income	50	659	(134)	575
Interest expense	2,509	659	(108)	3,060
Depreciation and amortization	1,361	127	-	1,488
Income taxes	394	658	-	1,052
Income before income taxes and
minority interest	787	1,860	(28)	2,619
Net income	83	1,202	(28)	1,257
Total assets	72,554	52,326	(4,950)	119,930
Additions to long lived assets	2,764	5,500	-	8,264

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended September 30, 2000 and 1999 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 3,721	$ 1,820	$ (232)	$ 5,309
Interest income	20	312	(232)	100
Interest expense	1,042	349	(223)	1,168
Depreciation and amortization	459	31	-	490
Income taxes	(322)	282	-	(40)
(Loss) income before income taxes and
minority interest	(135)	270	(10)	125
Net income (loss)	125	(11)	(10)	104
Total assets	73,571	58,024	(10,445)	121,150
Additions to long lived assets	1,219	1,770	-	2,989

1999:

Total revenues	$ 3,305	$ 1,450	$ (57)	$ 4,698
Interest income	16	289	(57)	248
Interest expense	847	174	(44)	977
Depreciation and amortization	459	42	-	501
Income taxes	203	35	-	238
Loss before income taxes and
minority interest	(27)	(138)	(14)	(179)
Net loss	(334)	(173)	(14)	(521)
Total assets	72,554	52,326	(4,950)	119,930
Additions to long lived assets	1,172	2,703	-	3,875

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 2000 and 1999

Community Development Operations.

Community development land sales revenue decreased $3,035,000 to $6,378,000 during the nine months ended September 30, 2000, compared to sales of $9,413,000 during the nine months ended September 30, 1999. The decrease was attributable to U.S. commercial and industrial land sales of $2,605,000 during the first nine months of 1999, as compared to $154,000 during the first nine months of 2000; a $700,000 decrease in Puerto Rico residential land sales; and the completion of the homebuilding joint venture in 1999 which produced $1,488,000 of deferred land sales in the first nine months of 1999, offset in part by a $1,604,000 increase in U.S. residential lot sales during the first nine months of 2000 as compared to the same period of 1999. The increase in U.S. residential lot sales in 2000 is attributable to the grand opening of Fairway Village, the newest village in St. Charles. The gross profit margin for the nine months ended September 30, 2000 decreased to 27%, as compared to 39% in the same period of 1999. This decrease was due primarily to the reduction of U.S. commercial sales discussed above. Commercial sales adjacent to the regional mall produce higher gross profits due to their high sales prices and relatively low development costs. The reduced commercial sales revenue with no corresponding reduction in period costs contributed to the reduced gross profit margin.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 6% to $4,323,000 for the nine months ended September 30, 2000, as compared to $4,072,000 in the same period in 1999. The increase is primarily attributable to cable marketing fees earned in 2000 with none in 1999, an increase in rental rates and a reduction in vacancies.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 79% to $2,098,000 during the first nine months of 2000, as compared to $1,169,000 during the first nine months of 1999. The increase is primarily attributable to $1,081,000 of earnings generated during the first nine months of 2000 from the sale of rental units converted into condominiums in Puerto Rico and $215,000 of earnings generated from the unconsolidated commercial property partnership, offset in part by the recognition of $343,000 of income during the first nine months of 1999 from the Puerto Rico homebuilding joint venture that sold their last home during 1999.

Management and Other Fees.

Management and other fees decreased 5% to $2,341,000 in the first nine months of 2000, as compared to $2,453,000 in the same period in 1999. This decrease is primarily due to the reduction or expiration of short term management contracts on five Puerto Rico properties and the reduction of fees earned from units converted to condominiums. The decrease was partially offset by an increase in the fees from three U.S. properties and additional management fees earned on the cable marketing fee income recognized by the U.S. housing partnerships.

Interest Expense.

Interest expense increased 30% to $1,537,000 during the nine months ended September 30, 2000, as compared to $1,180,000 for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in the prime lending interest rate, and an increase in the outstanding debt over the nine months in 2000 as compared to the same period in 1999.

General and Administrative Expense.

General and administrative expenses increased 4% to $4,697,000 for the nine months ended September 30, 2000, as compared to $4,523,000 for the same period of 1999. This increase is primarily due to general inflation and increased corporate expenses for the preparation of the annual report and shareholder K-1's, offset in part by a reduction in bad debt expense.

Provision for Income Tax.

The provision for income tax for the nine months ended September 30, 2000 decreased $5,000 to $1,047,000 from $1,052,000 in the same period in 1999. The pretax income for the nine months ended September 30, 2000 decreased $815,000 to $1,805,000 from $2,619,000 in the same period in 1999. Our income tax provision as a percentage of pretax income was higher during the nine months ended September 30, 2000 than the same period in 1999 primarily because during the 2000 period one of the U.S. subsidiaries had a net loss and therefore was unable to utilize the benefit of the foreign tax credits generated by taxes payable in Puerto Rico on certain land sales. During the first nine months of 1999, this subsidiary had sufficient income to utilize the foreign tax credits. The Company is currently developing a tax strategy to attempt to realize all or subsequently all of the foreign tax credits generated from these land sales. The provision for the nine months ended September 30, 2000 consists of $678,000 of taxes payable to the Puerto Rico taxing authority for the 2000 tax year and substantially all of the remainder is comprised of federal, state and Puerto Rico deferred taxes.

For the Three Months Ended September 30, 2000 and 1999

Community Development Operations.

Community development land sales revenue increased $179,000 to $999,000 during the three months ended September 30, 2000, compared to sales of $820,000 during the three months ended September 30, 1999. The increase was primarily attributable to a $595,000 increase in U.S. residential lot sales during the three months ended September 30, 2000, offset in part by a $415,000 decrease in deferred land sales. Sales in the U.S. have increased in 2000 as Fairway Village gains momentum. The decrease in deferred sales is a result of the sell out of homes in 1999 by the homebuilding joint venture. The gross profit margin for the three months ended September 30, 2000 increased to 19%, as compared to 1% in the same period of 1999. This increase was due primarily to unexpected costs incurred in 1999 to repair streets in a neighborhood developed and sold in prior years.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 6% to $1,435,000 for the three months ended September 30, 2000, as compared to $1,353,000 in the same period in 1999. This increase is primarily a result of cable marketing fees earned during the third quarter of 2000 with none in 1999, an increase in rental rates and a reduction in vacancies.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $561,000 to $884,000 during the three months ended September 30, 2000, as compared to $323,000 during the three months ended September 30, 1999. This increase is primarily attributable to $383,000 of earnings generated from the sale of the rental units converted into condominiums and $215,000 of earnings generated from the unconsolidated commercial property partnership during the third quarter of 2000, offset in part by the recognition of $61,000 of income during the third quarter of 1999 from the Puerto Rico homebuilding joint venture that sold their last home during 1999.

Management and Other Fees.

Management and other fees increased 5% to $845,000 for the three months ended September 30, 2000, as compared to $805,000 in the same period in 1999. This increase is primarily attributable to an increase in the contracted fees from three properties and additional management fees earned on the cable marketing fee income.

Interest Expense.

Interest expense increased 57% to $557,000 during the three months ended September 30, 2000, as compared to $354,000 for the three months ended September 30, 1999. This increase is primarily due to an increase in the prime lending interest rate, an additional 1.5% of interest charged on the anniversary date of a $11,000,000 loan, and an increase in the outstanding debt during the third quarter 2000 as compared to the third quarter 1999. Substantially all of the interest related to the increase in debt the third quarter of 2000 did not qualify for capitalization and was expensed.

General and Administrative Expense.

General and administrative expenses increased 12% to $1,678,000 for the three months ended September 30, 2000, as compared to $1,504,000 for the same period of 1999. This increase is primarily attributable to increased legal expenses related to litigations and HUD compliance, director and officer insurance and general inflation, offset in part by a reduction in bad debt expense.

Liquidity and Capital Resources

Cash and cash equivalents were $3,399,000 and $5,186,000 at September 30, 2000 and December 31, 1999, respectively. This decrease was attributable to $10,606,000 of land development in St. Charles and Parque Escorial and $1,317,000 of additions to the consolidated rental properties. The decrease was offset in part by $6,378,000 of land sales, $2,459,000 of funds drawn in excess of loan repayments and $2,370,000 of land sale collections in excess of the increase in accounts payable and other accrued liabilities.

The Company has historically met its liquidity requirements principally from cash flow generated by residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing. The distributions from certain rental partnerships could be negatively impacted by a reduction in the rental subsidies received from HUD. Effective October 1, 2000, HUD reduced the subsidy contract of two U.S. rental properties by an aggregate of $213,000. The reduction was based on a comparability study obtained by HUD. However, the Company disputed the results of the study and HUD has agreed to obtain another study at its expense. The Company has sufficient loans in place to develop the projects currently underway in St. Charles and Parque Escorial. The Company has also received a $1,500,000 commitment for the development of the next parcel of residential lots in St. Charles.

The Company's principal liquidity needs are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and normal operating costs. The Company does not expect to generate cash flow in excess of its existing obligations. Management is pursuing additional sources of funding to be used by ACPT to fund new community development projects, reduce payables and provide for working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. Management is continuing to focus on restructuring or modifying the Company's existing debt. In addition, the Company is negotiating a restructuring of the Banc One loan. The proposed terms will provide for a release of the Puerto Rico partnership interests, reduce the release price of the remaining collateral, provide development funds and extend the maturity date of the loan. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $2,018,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no assurances that sufficient funds will be generated or that loans maturing can be extended.

Debt Summary

Substantially all of ACPT's assets are encumbered by $47,000,000 of recourse debt and $38,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):

					Balance
	Maximum	Interest	Maturity		Outstanding
	Borrowings	Rate	Date		9/30/00

Banc One-term loan	$ 11,000	P+2.5%	7/31/04		$ 4,335
Banc One-development loan	4,000	P+2.5%	7/31/04		1,599
Banc One-remediation loan	5,000	P+2.5%	7/31/04		4,997
First Bank-inventory loan	8,275	P+1.0%	6/30/02		5,830
First Bank-construction loan	8,350	P+1.0%	12/31/02		4,077
First Bank-working capital loan	9,000	P+1.0%	6/30/03		6,526
The Columbia Bank	5,000	P+1.25%	3/15/05		3,424
Susquehanna	2,153	P+1.25%	5/01/02		1,173
Bank Trust	843	(a)	7/31/01		843
Washington Savings Bank	1,317	9.5%	9/30/01		618
Banco Popular	5,600	P+1.0%	7/31/02		5,100
Annapolis National Bank	2,460	P+1.0%	12/22/00	(b)	557
Interstate General Company L.P.	7,145	P+1.5%	8/02/09		7,145
Other miscellaneous	714	Various	Various		343
	$ 70,857				$ 46,567

    Interest is calculated at 250 basis points over LIBOR equal to 9.27% at September 30, 2000.
    Management expects to extend the remaining balance at December 22, 2000 for an additional six months as the remaining collateral, residential lots, is sold.

Year 2000

As of November 10, 2000, ACPT has not experienced any material system problems relating to year 2000 issues nor did the preparation of year 2000 have a material impact on ACPT's results of operations for the nine months ended September 30, 2000.

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

As of September 30, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Frances Schel Asad vs. Interstate General Properties Limited Partnership S.E., et al., No. 00-1661 filed in the United States District Court for the District of Puerto Rico. On September 18, 2000, the Company was served a summons for a civil action filed on May 30, 2000 against the Company, one of its employees and its insurance company by an ex-employee alleging that she had been sexually harassed by her supervisor. The action seeks monetary relief of $5,700,000 plus interest and legal costs. Management believes these allegations are false and expect the defense of these charges to prevail.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-000269, Circuit Court for Charles County. On February 24, 2000, an officer of the Company was named as a defendant in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, which are directly related to the filing of this claim were completed by St. Charles Community, LLC, a subsidiary of ACPT. In addition to an officer of the Company, IGC and one of its officers were also named as defendants. As part of the 1998 restructure, any liability incurred by IGC or previous officers resulting from actions by ACPT will be indemnified by ACPT. In an effort to reach a non-monetary resolution of this dispute, the parties and certain Charles County officials are engaged in settlement negotiations. Although management of both companies intends to resolve this litigation with little or no economic impact, there can be no guarantee they will succeed.

Nissan Auto, Inc. vs. Departamento de Transportacion y Obras Publicas, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit.

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. At a status conference on September 20, 1999 the judge granted an additional sixty days to complete discovery which is still in process.

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

The sewer and water litigation is St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland). This case originally sought a ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the 1989 Agreement to challenge subsequent sewer and water connection fee studies commissioned by the County. On October 19, 2000, the County submitted such a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC are in the process of reviewing the study and intend to challenge its validity under the 1989 Agreement.

The County has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. That appeal was argued before the Court of Special Appeals on November 1, 2000. A decision is pending.

Also pending are SCA's and IGC's claims for refunds of connection fee overpayments from May 15, 1992 to the present.
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
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 14, 2000	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 14, 2000	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller