Form 10-K
period 2000-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2001-03-30
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 15, 2001 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $12,262,149. As of March 15, 2001, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2001 Annual Meeting of Shareholders to be held in June 2001 are incorporated by reference into Part III.

AMERICAN COMMUNITY PROPERTIES TRUST

2000 Form 10-K Annual Report

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

RENTAL APARTMENT PROPERTIES.

United States.

ACPT, indirectly through its subsidiary, American Rental, and American Rental's limited partnership subsidiary, American Housing, hold interests in 13 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,246 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership. Under non-recourse mortgages, the partners are not jointly and severally liable for the debt. HUD provides rent subsidies to residents of 993 of the apartment units and interest subsidies to projects comprising 415 units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit program, and 200 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 528 units are leased at market rates.

The partnership agreements of nine of the U.S. apartment partnerships provide that American Housing will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner. In two of those partnerships, American Housing also receives 25.5% of the distributable surplus cash from operations as a limited partner. In three partnerships, American Housing receives 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, American Housing as general partner will receive 50% of the distributable cash flow from operations, refinancings and dispositions. In two of these partnerships, American Housing also receives 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their contributions, American Housing's general partner's distributions increase to 50% and its share of capital limited partnership distributions decreases to 25.5%. In one of these partnerships, American Housing directly and indirectly will receive 100% of the distributable cash flow from operations.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
		No. of	12/31/00	Occupancy	Expiration
		Apt.	Project Cost	at	of Subsidy
		Units	(in thousands)	12/31/00	Contract

Bannister Associates Limited Partnership	(1)	167	$ 5,120	96%	2017
		41			2001
Brookside Gardens Limited Partnership	(2)	56	2,692	98%	N/A
Crossland Associates Limited Partnership	(3)	96	2,966	94%	N/A
Fox Chase Apartments General Partnership	(4)	176	7,995	94%	N/A
Headen House Associates
Limited Partnership	(5)	136	6,199	96%	2005
Huntington Associates Limited Partnership	(6)	204	10,526	93%	2005
Lakeside Apartments Limited Partnership	(7)	54	4,179	96%	N/A
Lancaster Apartment Limited Partnership	(8)	104	5,010	93%	N/A
New Forest Apartments General Partnership	(4)	256	13,959	94%	N/A
Palmer Apartments Associates
Limited Partnership	(9)	152	5,877	95%	2001/2002
Wakefield Terrace Associates
Limited Partnership	(10)	164	6,537	90%	2020
		40			2001
Wakefield Third Age Associates
Limited Partnership	(11)	84	3,233	96%	2019
		20			2001
Essex Apartments Associates
Limited Partnership	(12)	496	19,182	94%	2001
		2,246	$ 93,475
    Receives subsidies under the National Housing Act up to a maximum of $190,000 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
    Not subsidized.
    Not subsidized, but 20% of the units are subject to income guidelines set by Sections 4a and 103b of the Internal Revenue Code of 1954.
    Receives subsidies under the National Housing Act up to a maximum of $1,093,266 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,621,555 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    56 units are subsidized and receive subsidies under the National Housing Act up to a maximum of $547,306 per year. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $198,095 per year.
    Receives subsidies under the National Housing Act up to a maximum of $106,842 per year.
    Receives subsidies under the National Housing Act up to a maximum of $3,428,544 per year.

Puerto Rico.

In addition, ACPT, indirectly through its partnership subsidiary IGP Group, and IGP Group's partnership subsidiary IGP, holds interests in 9 Puerto Rico apartment partnerships which collectively own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships, with the exception of an $8,000,000 guarantee on two properties, are financed by non-recourse mortgages.

Five of the Puerto Rico partnership agreements require that IGP receive 50% of the net cash flow from operations. In the remaining four partnerships, IGP receives a 0% to 5% interest in profits, losses and net cash flow from operations until the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share in 50% to 60% of cash distributions from operations, refinancing and disposition. As a result of loans made to various Puerto Rico apartment partnerships, IGP also holds notes payable from the partnerships. The notes are required to be paid prior to paying partnership distributions from refinancing, sale or other capital events.

Puerto Rico is estimated to have approximately 3.7 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. Per capita personal income increased to $9,800 in fiscal year 1999 from $9,000 in fiscal 1998, $7,882 in 1996 and $7,374 in 1995. The economy of Puerto Rico registered a real growth in its gross product of 4.2% in 1999. ACPT may benefit from the continuation of these trends.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
		No. of	12/31/00	Occupancy	Expiration
		Apt.	Project Cost	At	of Subsidy
		Units	(in thousands)	12/31/00	Contract

San Anton	(1)	184	$ 4,732	98%	2004
Monserrate Associates	(2)	304	11,837	98%	2004
Alturas del Senorial	(3)	124	4,713	100%	2004
Jardines de Caparra	(4)	198	7,465	98%	2005
Colinas de San Juan	(5)	300	12,217	98%	2001
Bayamon Gardens	(6)	280	13,745	100%	2011
Vistas del Turabo	(7)	96	3,420	100%	2021
Monserrate Tower II	(8) (9)	304	12,625	98%	2020
Santa Juana	(8) (10)	198	7,548	99%	2020
Torre De Las Cumbres	(8) (11)	155	6,794	99%	2020
De Diego	(8) (12)	198	7,656	99%	2020
Valle del Sol	(13)	312	15,620	99%	2003
		2,653	$ 108,372
    Receives subsidies under the National Housing Act up to a maximum of $1,006,186 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,102,890 per year.
    Receives subsidies under the National Housing Act up to a maximum of $699,360 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,157,590 per year.
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

Government Regulation.

HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. The partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and Section 236, residents are screened by American Management or IGP for eligibility under HUD guidelines. Subsidies are provided under long-term contracts between the federal government and the apartment partnerships.

Cash flow from projects whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "State Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. The regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico. Any new apartment properties developed by ACPT in the U.S. will likely offer market rate rents.

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2001 and 2021. HUD will be processing the application for the extension of the subsidy contracts that expire in 2001. In addition, long-term subsidy contracts for two Puerto Rico properties that expire in 2011 and 2021 may be cancelled by the applicable Puerto Rico apartment partnership in 2001 and thereafter every five years until expiration. ACPT intends to seek the renewal of expiring subsidy contracts for its properties. HUD finalized new subsidy contracts for five-year terms, renewable annually, with the exception of one Puerto Rico property, which HUD is in the process of finalizing. The Section 8 contracts within the 236 communities will be renewed annually. Section 8 contracts renewed in 2001 will probably be for five-year terms subject to certain requirements, including rent comparability studies.

HUD has received Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live, which is likely to include the dwelling unit in which they currently reside. This may impact the income stream of certain properties. However, ACPT intends to actively maintain its properties in a manner designed to preserve their values and retain residents.

HUD'S "Mark to Market" program is now referred to as Section 8 Renewal Policy. The contract renewal process has been revised annually. There are six options in which a Section 8 contract can be renewed. Owners must meet the eligibility criteria when selecting their option. Our Section 8 contracts have met the criteria necessary to renew the contracts.

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

ACPT's subsidiary, IGP, has a record of success in this conversion procedure, having previously converted 1,800 units in Puerto Rico owned by IGP and certain affiliates. These properties were unsuccessful as market rent apartments. Their conversion to condominiums permitted IGP and the affiliates to profit from these properties.

IGP completed the process of converting two former apartment properties, Monte de Oro and New Center, into condominiums. All but nine condominium units had been sold as of December 31, 2000.

ACPT does not intend to convert other properties at this time, and will pursue extensions of the subsidy contracts as they mature.

United States.

ACPT currently does not intend to convert any of the properties owned by the U.S. Apartment Partnerships into condominiums.

COMMUNITY DEVELOPMENT.

ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land in the master planned communities of St. Charles, Maryland, and Parque Escorial, in Carolina, Puerto Rico. The land in both communities is being developed by ACPT and its affiliates for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, as well as commercial and industrial uses. ACPT may also develop for residential use certain land adjacent to the site of a planned commercial development in Canovanas, Puerto Rico.

St. Charles.

ACPT, indirectly through American Land, owns more than 4,500 acres for development in the planned community of St. Charles. St. Charles contains a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County rose to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase to 169,300 by 2015. The 2000 average household income in Charles County is estimated at $77,400. The County issued permits for 382,843 square feet of new commercial/industrial construction in 2000 maintaining a steady level exhibited over the past several years. Building permit activity for new residential structures fell slightly, a total of 1,037 permits were issued during 2000.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (which has been substantially completed), Fairway Village (currently under development), and Piney Reach and Wooded Glen, both undeveloped. Each village consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18-hole public golf course. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 5,000 to 8,000 square feet.

IGC's development of St. Charles as a planned unit development ("PUD") began in 1972 when a comprehensive planned unit development agreement for St. Charles was approved by Charles County. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2000, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is currently being developed. Its master plan provides for 3,346 dwelling units on 1,287 acres of land, including an industrial park and a 40-acre commercial center. Since the grand opening of Fairway Village in 1999, buyer activity and home sales have increased steadily. The model home park now has four completed units. The newest addition to Fairway's list of builders, Washington Homes, has begun construction of their model, which will open in April 2001. Fifty-nine of the 79 fully developed single-family detached lots in the first phase and 8 of the 72 developed lots in the second phase have been settled by builders as of December 31, 2000. Construction on the next 98 single-family lots is expected to begin in the spring of 2001, concurrent with the development of 61 small single-family detached lots to be delivered in the summer. The engineering of an additional 77 lots is well underway. Infrastructure construction may begin late in the year for lot delivery in the spring of 2002.

The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,000 acres, and are planned for development after the completion of Fairway Village. The total number and mix of residential units must be approved by the County Commissioners before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained.

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

The Charles County government has continued to administer its newly adopted school allocation policy that links available school capacity prior to the recording of final plats. St. Charles has received allocation approval for all of the next 98 lots, as well as allocation for all of the 61 small lots. Additional allocation capacity is expected in July 2001. The allocation system is based upon the distribution of available school capacity within each of the County's high school districts. Land development projects receive available allocation based upon the approval date of the preliminary plan of subdivision. Because Fairway Village received preliminary plan approval in August 1994, it is the oldest approved plan and therefore remains at the top of the allocation list. During each six month cycle, Fairway Village is always the first project offered any available allocation within its high school district.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new home buyers within a five-mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640-unit project being developed by Miller & Smith and Southwinds, a 367-unit project being developed by Washington Homes. Smaller projects are being developed by more than 20 other developers. Major national and regional homebuilders are attracted by the growing marketplace. In this very price sensitive market, ACPT attempts to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. ACPT intends to continue this strategy.

Environmental Impact

Management of ACPT believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically the land has been used for farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for Sheffield Neighborhood in Fairway Village, the next phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while plans are being reviewed by local, state and federal agencies for environmentally sensitive areas.

ACPT's predecessor, IGC, settled the ongoing litigations regarding the disturbance of wetlands. The property held by ACPT in St. Charles was not subject to that litigation.

Parque Escorial.

ACPT, indirectly through American Land, IGP Group and IGP holds a 100% interest in Land Development Associates ("LDA"), which in 1989 acquired the 432-acre site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1992 and contemplates the construction of 2,700 dwelling units of various types on 312 cuerdas and the development of 120 cuerdas for commercial, office and light industrial uses. LDA has developed and sold 182 cuerdas, and continues to own 250 cuerdas of developed and undeveloped land at this site. A cuerda is the equivalent of .9712 acres. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Development of Parque Escorial began in 1994 with the sale of 61 acres of commercial land to Wal-Mart. Wal-Mart and Sam's Club stores, each consisting of 125,000 square feet, opened in 1995. Since then 200,000 square feet of commercial space has opened. An additional 14 acres of commercial land have been sold for prices up to $1.1 million per acre. Residential development began in 1996 and 1,096 units have been constructed to date. Of these, 216 units are "walk-up" condominiums built and sold by a joint venture 50% owned by IGP Group.

In January 1998, construction of the office park encompassing 23 acres of saleable land began. In December 1998, LDA transferred title to a 7-acre site on which a 150,000 square foot building was built by ELI S.E., a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a Government Agency, for thirty years at the end of which the lessee can acquire it for $1. For income tax purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax-free. The tax-free status stays intact when ELI distributes its income to the Company.

Site improvements for the next residential phase, comprising approximately 1,007 units, commenced in August 1999. The first 360 units have been sold.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to planning commission review and approval. LDA has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide for adequate water and sewer capacity for the first 2,200 units, which includes commercial land development.

ACPT believes that in addition to developing commercial land for sale, opportunities exist to develop commercial rental properties in Puerto Rico, such as the commercial office building in Parque Escorial and the film and television studio in Canovanas that is in development.

Competition

The scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from small-scale condominium projects in areas considered to be similar or less desirable than Parque Escorial. Furthermore, it is one of only two master planned communities currently under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. In addition, Encantada's developer is building all the homes in the community, while Parque Escorial features six different projects in its first phase, providing more variety, and an important competitive advantage.

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

COMMERCIAL RENTAL PROPERTIES.

LDA also owns approximately 540 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. At present, LDA is evaluating the viability of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater, and an amusement park. In 1999, the Puerto Rico government enacted Bill 1958, "The Film Industry Law". This law provides tax incentives and credits to producers, film projects and infrastructure developers in an effort to attract the film industry to Puerto Rico. Portions of the land may be developed for residential use if commercial development or land leasing is not feasible. In the fourth quarter of 2000, a land/building lease contract was signed with Flying Horse Productions for the first phase of this project, consisting of 58 acres.

PROPERTY MANAGEMENT.

ACPT, indirectly through its subsidiary American Management, operates a property management business in the United States. In connection with this business, American Management will earn fees from the management of 4,176 rental apartment units, including 2,246 units in which ACPT holds an ownership interest. Management fees for the 2,246 units are based on a percentage of rents ranging from 2.5% to 10.4%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. Management fees for other apartment properties range from 2.5% to 3.5% of rents.

In addition, IGP earns fees from the management of 2,653 rental apartment units owned by the nine Puerto Rico apartment partnerships in which the Company holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.25% to 7.5%. The management contracts for these properties have terms of one or two years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico apartment partnerships. Upon the conversion of units to condominiums, management fees cease. However, IGP customarily receives fees in connection with managing the conversion process.

IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of LIHPRHA. The management agreements for these properties expire April 1, 2001. IGP had a management contract with the Puerto Rico Housing Finance Agency for 440 units. These were converted by their owners in 2000 and thus no further fees are to be earned.

HOMEBUILDING IN PUERTO RICO.

ACPT, through IGP Group, held a 50% interest in Escorial Builders S.E. ("Escorial Builders"), which was a construction joint venture at Parque Escorial. The remaining interest in the joint venture was held by an unrelated third party, which was the general contractor for the project. Escorial Builders completed the sale of all 216 "walk-up" condominium units during 1999. IGP Group, on its own or through joint ventures, is planning to construct additional projects beginning in 2001.

ITEM 2.	PROPERTIES

ACPT owns real property located in Maryland and Puerto Rico. As of December 31, 2000, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory- Residential lots Commercial, office or light industrial acres	61 89
Under development- Residential lots Commercial, office or light industrial acres	481 127
Pre-development - master plan approved Residential lots Commercial, office or light industrial acres	2,784 418
Held for future development acres	3,071

Carolina, Puerto Rico
Finished inventory- Residential lots Commercial, office or light industrial acres	455 7
Under development- Residential lots Commercial, office or light industrial acres	160 10
Pre-development- Residential lots	--
Held for future development acres	90

Canovanas, Puerto Rico
Held for future development acres	540

ITEM 3.	LEGAL PROCEEDINGS

Frances Schell Assad vs. Interstate General Properties Limited Partnership S.E., et al., No. 00-1661 filed in the United States District Court for the District of Puerto Rico. On September 18, 2000, the Company was served a summons for a civil action filed on May 30, 2000 against the Company, one of its employees and its insurance company by an ex-employee alleging that she had been sexually harassed by her supervisor. The action sought monetary relief of $5,700,000 plus interest and legal costs. The case was settled on March 21, 2001 for the amount of $20,000.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-000269, Circuit Court for Charles County. On February 24, 2000, an officer of the Company and St. Charles Community, LLC, a subsidiary of ACPT, were named as defendants in a complaint alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. The Court granted the defendants' motion to dismiss Counts Two and Three on March 19, 2001, and dismissed all claims against the officer of the Company, leaving only Count One, the trespass count. In the meantime, in an effort to reach a non-monetary resolution to this dispute, the parties and certain Charles County officials have been engaged in settlement negotiations.

Nissan Auto, Inc. vs. Departamento de Transportacion y Obras Publicas, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it will cover IGP in this case up to the limit of its policy of $2,000,000.

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. The case currently is in discovery proceedings.

The sewer and water litigation is St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland). This case originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and SCA were (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the 1989 Agreement to challenge subsequent sewer and water connection fee studies commissioned by the County. On October 19, 2000, the County submitted such a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC have filed objections to that study and intend to challenge its validity under the 1989 Agreement.

The County has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 4A.	EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 2000 are as follows:
Name	Age	Position

J. Michael Wilson	35	Chairman and Chief Executive Officer
Edwin L. Kelly	59	President and Chief Operating Officer
Paul A. Resnik	53	Senior Vice President and Secretary
Carlos R. Rodriguez	55	Senior Vice President
Eduardo Cruz Ocasio	54	Vice President and Assistant Secretary
Cynthia L. Hedrick	48	Vice President
Nancy M. Shambaugh	43	Vice President
Richard E. Barnas	40	Vice President
Hector O. Ramos	43	Vice President and Assistant Secretary
Jorge Garcia	62	Vice President of IGP

The following is a brief account of the business experience during the past five years through December 31, 2000 of each officer:

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

Carlos R. Rodriguez was appointed Senior Vice President of the Company in June 1999. Prior to that date, he served in various capacities with the predecessor company and its affiliates.

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

Hector O. Ramos was appointed Vice President and Assistant Secretary of the Company in June 1999. He held the position of Chief Financial Officer of Blue Cross of Puerto Rico, Inc. from October 1987 to May 1999. Prior to that date, he served in various capacities with Blue Cross of Puerto Rico, Inc.

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
		Cash Dividends		Price Range of ACPT Shares
		Total	Per Share	High	Low

2000	Quarter
	Fourth	$ -	$ -	$ 4.50	$ 4.13
	Third	-	-	4.63	4.06
	Second	-	-	5.38	3.75
	First	-	-	6.50	3.13

1999	Quarter
	Fourth	$ -	$ -	$ 3.50	$ 3.12
	Third	-	-	5.44	3.00
	Second	-	-	5.88	4.06
	First	259,578	0.05	5.00	4.19

As of the close of business on March 15, 2001, there were 192 shareholders of record. As of March 15, 2001, the closing price reported by the American Stock Exchange was $5.10 per share.

Cash available for distribution will be determined at the discretion of the Board of Trustees. The Board of Trustees will review the adequacy of the Company's distribution rate quarterly. Future distributions by the Company will depend on its financial condition, capital requirements, and such other factors as the Board of Trustees deems relevant. The Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by American Rental with respect to undistributed capital gains.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth financial and operating information of ACPT for the five year period ended December 31, 2000 as if it had been a separate company operating for all periods presented. It should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Income Statement Data:
Land sales	$ 13,576	$ 17,520	$ 16,670	$ 13,165	$ 13,674
Rental property revenues	9,738	9,229	8,979	8,737	7,577
Management and other fees	3,738	3,213	3,447	3,775	4,816
Equity in earnings from partnerships
and developer fees	3,234	1,396	1,638	1,509	16,585
Interest and other income	1,185	1,189	1,031	943	982
Total revenues	31,471	32,547	31,765	28,129	43,634
Cost of land sales	8,783	10,947	11,106	8,494	9,378
Interest expense	4,535	4,183	3,724	3,820	4,433
General and administrative expense	6,357	6,051	5,793	6,607	6,810
Other operating expenses	5,990	6,347	7,974	6,744	5,518
Total expenses	25,665	27,528	28,597	25,665	26,139
Minority interest	(226)	(414)	(697)	(600)	(444)
Income tax provision	1,898	18	1,289	470	3,424
Net income	3,682	4,587	1,182	1,394	12,695
Basic and fully diluted earnings per share	$ 0.71	$ 0.88	$ 0.23	$ 0.27	$ 2.45

Balance Sheet Data:
Assets related to rental properties	45,595	47,345	47,577	47,421	52,011
Assets related to commercial properties	5,174	4,996	4,535	-	-
Assets related to community development	63,558	60,152	57,683	61,647	63,000
Cash and other assets	10,376	8,915	8,371	6,054	5,565
Total assets	124,703	121,408	118,166	115,122	120,576
Debt related to rental properties
Recourse	602	882	2,723	969	1,139
Non-recourse	37,677	38,188	38,662	39,101	39,508
Debt related to community development
Recourse	45,855	42,497	42,013	39,784	38,943
Non-recourse	-	-	-	2,295	2,153
Other liabilities	14,565	17,604	18,035	16,957	18,745
Total liabilities	98,699	99,171	101,433	99,106	100,488
Shareholders' equity	26,004	22,237	16,733	16,016	20,088
    Includes a $932,000 reduction for an extraordinary item-early extinguishment of debt.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands)

Operating Data:
Rental apartment units managed at
end of period (includes remaining units
under condominium conversion)	7,756	8,566	8,650	8,139	8,139
Units converted to condominiums and sold	299	84	-	-	-
Community Development
Residential lots sold	438	222	399	231	406
Residential lots transferred to joint venture	-	-	-	118	98
Commercial and business park acres sold	5	97	43	17	5
Undeveloped acres sold	-	-	-	381	-

Other:
EBITDA (1)	$ 14,078	$ 12,929	$ 10,808	$ 8,704	$ 23,938
    EBITDA - Earnings before interest, taxes, depreciation and amortization is presented as a comparative measurement tool. It is calculated by adding back to net income, interest expense, interest included in cost of sales, taxes, depreciation and amortization.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Forward-Looking Statements

Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed periodically in the Company's filings with the Securities and Exchange Commission or other public statements.

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

Historically, the Company's financial results have been affected significantly by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Years Ended December 31, 2000 and 1999

Community Development Operations.

Community development land sales revenue decreased $3,944,000 to $13,576,000 during the twelve months ended December 31, 2000, compared to sales of $17,520,000 during the twelve months ended December 31, 1999. The decrease was attributable to Puerto Rico commercial land sales of $6,558,000 during 1999 with no comparable sale in 2000; U.S. commercial and industrial land sales of $3,770,000 during 1999, as compared to $736,000 during 2000; and the completion of the homebuilding joint venture in 1999 which produced $1,577,000 of deferred land sales in 1999. This was offset by an increase of $7,226,000 residential land sales in 2000 as compared to the same period of 1999. The increase was from $5,067,000 in Puerto Rico and $2,159,000 in the U.S. The Puerto Rico increase is due to the completion of the development of the next residential phase at Parque Escorial and the strong demand for finished lots. The increase in the U.S. is primarily attributable to the grand opening of Fairway Village, the newest village in St. Charles. The overall gross profit margin for the twelve months ended December 31, 2000 decreased by 3% to 35%. The decrease is primarily due to the reduction of sales during 2000 with no corresponding reduction in period costs and the mix of sales in 2000 as compared to 1999. The decrease was offset in part by the increased sales prices of the residential lots in Parque Escorial.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 7% to $5,883,000 for the twelve months ended December 31, 2000, as compared to $5,499,000 in the same period in 1999. The increase is primarily attributable to cable marketing fees earned in 2000 with none in 1999, an increase in 2000 in the rental rates coupled with a reduction in vacancies as compared to those in 1999.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $1,838,000 to $3,234,000 during the twelve months ended December 31, 2000, as compared to $1,396,000 during the twelve months ended December 31, 1999. The increase is primarily attributable to $1,679,000 of earnings generated during 2000 from the sale of rental units converted into condominiums in Puerto Rico and $454,000 of earnings generated from the unconsolidated commercial property partnerships, with no corresponding earnings in 1999. This increase was offset in part by the recognition during 1999 of $373,000 of income from the Puerto Rico homebuilding joint venture that sold their last home in 1999, as compared to losses and warranty expenses of $100,000 recognized during 2000 for the same joint venture.

Management and Other Fees.

Management and other fees increased 16% to $3,738,000 in the twelve months ended December 31, 2000, as compared to $3,213,000 in the same period in 1999. This increase is primarily due to $684,000 of special management fees earned during 2000 from the rental units converted into condominiums in Puerto Rico, as compared to $198,000 in 1999, the recognition of $100,000 of incentive management fees in 2000 with no comparable fees earned in 1999, an increase in the fees from three U.S. properties and additional management fees earned on the cable marketing fee income recognized by the U.S. housing partnerships. The increase was offset in part by the expiration of short term management contracts in five Puerto Rico properties.

Interest Expense.

Interest expense, exclusive of interest expense related to rental properties, increased 23% to $2,070,000 during the twelve months ended December 31, 2000, as compared to $1,680,000 in the same period in 1999. This increase is primarily attributable to the increase in the prime lending interest rate, and an increase in the outstanding debt during 2000, as compared to the same period in 1999. In addition, during 2000 a decrease of inventory eligible for capitalization left a higher percent of the interest incurred to be expensed as compared to 1999.

General and Administrative Expense.

General and administrative expenses increased 5% to $6,357,000 during the twelve months ended December 31, 2000, as compared to $6,051,000 during the twelve months ended December 31, 1999. This increase is primarily due to additional personnel related to the growth in the Puerto Rico operations, legal expenses related to litigation and HUD compliance, director and officer insurance, preparation of the annual report and shareholder K-1's, and general inflation, offset in part by a reduction in bad debt expense.

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

Interest Expense.

Interest expense, exclusive of interest expense related to rental properties, increased $471,000 to $1,680,000 during 1999, as compared to $1,209,000 in 1998. This increase is primarily attributable to an increase in interest incurred and a decrease of inventory eligible for interest capitalization leaving a higher percent of the interest incurred to be expensed during the twelve months ended December 31, 1999 as compared to the same period of 1998.

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

Liquidity and Capital Resources

Cash and cash equivalents were $5,867,000 and $5,186,000 at December 31, 2000 and December 31, 1999, respectively. This increase was attributable to $13,526,000 provided by operations and $2,488,000 provided by financing activities, offset by $15,333,000 used in investing activities. The cash inflow from operating activities was primarily attributable to $13,576,000 of land sales, net land sales note receivable activity of $1,591,000 and $1,114,000 of distributions from unconsolidated partnerships. The cash outflow for investing activities was primarily attributable to $13,513,000 of land improvements put in place for future land sales and $1,533,000 of additions to the consolidated rental properties. During 2000, $2,405,000 of funds was drawn in excess of loan repayments.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $1,453,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no assurances that these funds will be generated.

Debt Summary

Substantially all of ACPT's assets are encumbered by $47,000,000 of recourse debt and $38,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
	Maximum	Interest		Maturity	Outstanding
	Borrowings	Rate (a)		Date	12/31/00

Red Mortgage Capital	$ 10,142	P+1.25%	(b)	7/31/04	$ 9,998
First Bank-inventory loan	8,275	P+1.0%		6/30/02	6,088
First Bank-construction loan	9,150	P+1.0%		12/31/02	4,275
First Bank-working capital loan	9,000	P+1.0%		6/30/03	6,348
The Columbia Bank	4,997	P+1.25%		2/15/06	3,997
Susquehanna Bank	2,153	P+1.25%		5/01/02	1,240
The Columbia Bank	1,500	P+1.25%		6/15/03	653
BankTrust	602	(c)		6/30/01	602
Washington Savings Bank	1,317	9.5%		9/30/01	476
Banco Popular	5,100	P+1.0%		7/31/02	5,100
Annapolis National Bank	2,460	P+1.0%		6/22/01	342
Interstate General Company L.P.	7,305	P+1.5%		8/02/09	7,305
Other miscellaneous	477	Various		Various	303
	$ 62,478				$ 46,727
    P = Prime lending interest rate.
    Interest rate has a floor of 10%.
    Interest is calculated at 250 points over LIBOR.

Material Negative Debt Covenants

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of combined aggregate liabilities to combined tangible net worth of no greater than seven and a half to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA.

Outlook

In January 2001, the Company modified the $5,000,000 loan with The Columbia Bank to increase the term loan to $1,000,000. The outstanding balance on this loan cannot exceed $4,997,000. The loan's maturity date was extended to February 15, 2006.
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
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)

								Fair Value
								December 31,
	2001	2002	2003	2004	2005	Thereafter	Total	2000

Long-term debt, including
current portions:
Fixed rate debt-principal	$ 1,171	$ 719	$ 800	$ 804	$ 838	$ 34,125	$ 38,457	$ 36,444
Fixed rate debt-interest	2,894	2,584	2,526	2,471	2414	28,885	41,774
Average interest rate	8.86%	8.23%	8.27%	8.15%	7.99%	7.93%	8.24%	6.79%

Variable rate debt-principal	3,012	20,203	11,001	4,176	250	7,305	45,947	45,947
Variable rate debt-interest	4,652	3,450	1,616	845	653	2,390	13,606
Average interest rate	10.38%	10.56%	10.61%	10.75%	10.75%	9.00%	10.34%	10.34%
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

American Community Properties Trust:

We have audited the accompanying consolidated balance sheets of American Community Properties Trust (a Maryland real estate investment trust) and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Properties Trust and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on pages 52 through 56 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Vienna, Virginia
March 27, 2001

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2000	1999	1998

Revenues
Community development-land sales
Non-affiliates	$ 13,576	$ 15,943	$ 14,942
Affiliates	-	1,577	1,728
Equity in earnings from partnerships and developer fees	3,234	1,396	1,638
Rental property revenues	9,738	9,229	8,979
Management and other fees, substantially all from related entities	3,738	3,213	3,447
Interest and other income	1,185	1,189	1,031
Total revenues	31,471	32,547	31,765

Expenses
Cost of land sales, including costs of sales to affiliates of
$0, $1,319, and $1,427, respectively	8,783	10,947	11,106
Selling and marketing	74	203	60
General and administrative	6,357	6,051	5,793
Interest expense	2,070	1,680	1,209
Depreciation and amortization	174	200	173
Rental properties expense:
Operating	3,855	3,730	3,578
Interest	2,465	2,503	2,515
Depreciation and amortization	1,887	1,848	1,753
Write-off of deferred project costs	-	-	86
Syndication and spin-off costs	-	366	2,324
Total expenses	25,665	27,528	28,597

Income before provision for income taxes and minority interest	5,806	5,019	3,168
Provision for income taxes	1,898	18	1,289

Income before minority interest	3,908	5,001	1,879
Minority interest	(226)	(414)	(697)
Net income	$ 3,682	$ 4,587	$ 1,182
Basic and fully diluted net income per share	$ 0.71	$ 0.88	$ 0.23
Weighted average shares outstanding	5,192	5,192	5,212

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	AS OF
	DECEMBER 31,
	2000	1999

Cash and Cash Equivalents
Unrestricted	$ 5,867	$ 5,186
Restricted	951	786
	6,818	5,972
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$24,567 and $23,963, respectively	35,805	36,399
Investment in unconsolidated apartment partnerships, net of
deferred income of $875 and $1,369, respectively	8,306	6,655
Investment in unconsolidated commercial property partnerships	5,174	4,996
Other receivables, net of reserves of $200 and $239, respectively	1,484	4,291
	50,769	52,341
Assets Related to Community Development
Land and development costs
Puerto Rico	29,595	25,142
St. Charles, Maryland	29,119	28,842
Notes receivable on lot sales and other	4,844	6,168
	63,558	60,152
Assets Related to Homebuilding
Deferred project costs	211	-
Investment in joint venture	-	143
	211	143
Other Assets
Receivables and other	2,970	2,406
Property, plant and equipment, less accumulated depreciation
of $1,938 and $1,933, respectively	377	394
	3,347	2,800
Total Assets	$ 124,703	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	AS OF
	DECEMBER 31,
	2000	1999

Liabilities Related to Investment Properties
Recourse debt	$ 602	$ 882
Non-recourse debt	37,677	38,188
Accounts payable, accrued liabilities and deferred income	2,589	3,287
	40,868	42,357

Liabilities Related to Community Development
Recourse debt	45,855	42,497
Accounts payable, accrued liabilities and deferred income	4,043	2,500
	49,898	44,997

Other Liabilities
Accounts payable and accrued liabilities	2,340	3,538
Notes payable and capital leases	270	376
Due to affiliate	-	2,302
Accrued income tax liability-current	2,288	2,190
Accrued income tax liability-deferred	3,035	3,411
	7,933	11,817
Total Liabilities	98,699	99,171

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding as of
December 31, 2000 and 1999	52	52
Additional paid-in capital	18,277	18,192
Retained earnings	7,675	3,993
Total Shareholders' Equity	26,004	22,237

Total Liabilities and Shareholders' Equity	$ 124,703	$ 121,408

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

			Additional	Retained
	Common Shares		Paid-in	Earnings
	Number	Par Value	Capital	(Deficit)	Total

Balance October 5, 1998	-	$ -	$ -	$ -	$ -
Contributed capital from
Interstate General Company L.P.	5,208	52	17,636	-	17,688
Net loss October 5, 1998
through December 31, 1998	-	-	-	(594)	(594)
Declared dividends	-	-	(260)	-	(260)
Issuance of warrants	-	-	(101)	-	(101)
Retirement of shares	(16)	-	-	-	-
Balance December 31, 1998	5,192	52	17,275	(594)	16,733
Contributed capital from
Interstate General Management
Company	-	-	832	-	832
Net income	-	-	-	4,587	4,587
Issuance of warrants	-	-	85	-	85
Balance December 31, 1999	5,192	52	18,192	3,993	22,237
Contributed capital from
Interstate General Company L.P.	-	-	2	-	2
Net income	-	-	-	3,682	3,682
Issuance of warrants	-	-	83	-	83
Balance December 31, 2000	5,192	$ 52	$ 18,277	$ 7,675	$ 26,004

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2000	1999	1998
Cash Flows from Operating Activities
Net income	$ 3,682	$ 4,587	$ 1,182
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,061	2,048	1,926
(Benefit) provision for deferred income taxes	(376)	(1,885)	1,176
Equity in earnings-unconsolidated apartment
partnerships and developer fees	(2,880)	(1,026)	(1,087)
Distributions-unconsolidated apartment partnerships	468	2,076	2,056
Equity in (earnings) losses-unconsolidated commercial
property partnerships	(454)	3	3
Distributions-unconsolidated commercial property partnerships	646	327	-
Cost of sales-community development	8,783	10,947	11,106
Equity in losses (earnings) and warranties-homebuilding joint venture	100	(373)	(554)
Distributions-homebuilding joint venture	107	1,375	-
Deferred project cost-homebuilding	(211)	-	-
Changes in notes and accounts receivable	3,859	(3,337)	(91)
Changes in accounts payable, accrued liabilities and deferred income	(2,259)	1,471	2,101
Net cash provided by operating activities	13,526	16,213	17,818

Cash Flows from Investing Activities
Investment in land development	(13,513)	(10,652)	(7,695)
Change in investments-unconsolidated apartment partnerships	761	(92)	72
Change in investments-unconsolidated commercial property partnerships	(370)	(791)	(4,535)
Change in investment-homebuilding joint venture	(64)	-	-
Change in restricted cash	(165)	381	(793)
Additions to rental operating properties, net	(1,533)	(1,069)	(789)
Acquisitions of other assets	(449)	(69)	(1,047)
Net cash used in investing activities	(15,333)	(12,292)	(14,787)

Cash Flows from Financing Activities
Cash proceeds from debt financing	21,855	10,065	18,577
Payment of debt	(19,450)	(11,788)	(17,267)
Cash distributions to Interstate General Company L.P.	-	-	(163)
Purchase of minority interest in subsidiary	-	-	(3,100)
Distributions to Interstate General Company L.P.'s unitholders	-	-	(209)
Distributions to shareholders	-	-	(260)
Issuance of warrants	83	85	167
Net cash provided by (used in) financing activities	2,488	(1,638)	(2,255)

Net Increase in Cash and Cash Equivalents	681	2,283	776
Cash and Cash Equivalents, Beginning of Year	5,186	2,903	2,127
Cash and Cash Equivalents, End of Year	$ 5,867	$ 5,186	$ 2,903

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

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

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, community development and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("American Rental"), American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. American Rental, American Management and American Land are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.

American Rental

American Rental holds partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("American Housing"), a Maryland partnership, in which American Rental has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, has a 1% general partner interest.

American Management

American Management performs the United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

American Land

American Land owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,500 acres of land in St. Charles, Maryland.
    A 41.0346% interest in Maryland Cable Limited Partnership which held receivables from the 1988 sale of IGC's cable television assets.
    The Class B interest in IGP that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") other than the Class B IGP interest transferred to American Land and the Class C IGP interest transferred to American Housing. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 250 cuerdas of land in the planned community of Parque Escorial and 540 acres of land in Canovanas;
    a 50% partnership interest in Escorial Builders Associates S.E. ("Escorial Builders"), which was engaged in the construction of condominiums in the planned community of Parque Escorial;
    a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns the El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico;
    general partner interests in 11 Puerto Rico apartment partnerships; and
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico.
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. The financial statements for periods prior to October 5, 1998 include the accounts of the Predecessor for the operations and assets distributed to ACPT as if the Distribution had occurred prior to January 1, 1997. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2000 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

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

Investment in Unconsolidated Apartment Partnerships

ACPT's investment in apartment partnerships consists of long-term receivables, nominal capital contributions, working capital loans and ACPT's share of unconsolidated partnership income and losses. The working capital loans receive priority distributions from the cash flow generated from the operations of the partnerships. The long-term receivables represent loans to the partnerships for payment of construction and development costs in excess of the project mortgages. Substantially all of the long-term receivables are non-interest bearing and have been discounted at an effective rate of 14% based on the projected maturity date which will occur upon the refinancing, sale or other disposition of the partnerships' properties. The discount, which represents deferred sponsor and developer fees, is netted in the combined historical financial statements against the long-term receivables.

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

Share options issued pursuant to the Company's compensation plans and warrants issued to a lender are the only potentially dilutive securities in 2000, 1999 and 1998. The diluted weighted average shares outstanding for 2000, 1999 and 1998 were 5,192,000, 5,192,000 and 5,236,000, respectively. There is no dilutive effect on basic earnings per share. Potentially dilutive options and warrants are described in Note 9.

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

Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).
		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary Financial Position:
Total Assets
December 31, 2000	$ 90,971	$ 2,025	$ 92,996
December 31, 1999	93,709	18,330	112,039
Total Non-Recourse Debt
December 31, 2000	101,465	-	101,465
December 31, 1999	103,935	17,428	121,363
Total Other Liabilities
December 31, 2000	10,478	454	10,932
December 31, 1999	11,003	4,996	15,999
Total Deficit
December 31, 2000	(20,972)	1,571	(19,401)
December 31, 1999	(21,229)	(4,094)	(25,323)
Company's Investment
December 31, 2000	7,472	834	8,306
December 31, 1999	6,655	-	6,655

		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary of Operations:
Total Revenue
Year Ended December 31, 2000	$ 27,649	$ 25,247	$ 52,896
Year Ended December 31, 1999	26,993	7,087	34,080
Year Ended December 31, 1998	27,118	110	27,228
Net Income (Loss)
Year Ended December 31, 2000	1,366	5,665	7,031
Year Ended December 31, 1999	1,072	117	1,189
Year Ended December 31, 1998	1,114	(1,985)	(871)
Company's recognition of equity in earnings
and developer fees
Year Ended December 31, 2000	1,201	1,679	2,880
Year Ended December 31, 1999	1,026	-	1,026
Year Ended December 31, 1998	1,084	-	1,084

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2000	$ 5,001	$ 21,420	$ 26,421
Year Ended December 31, 1999	6,702	(3,486)	3,216
Year Ended December 31, 1998	5,338	(5,433)	(95)
Company's share of cash flows from operating activities
Year Ended December 31, 2000	1,782	10,710	12,492
Year Ended December 31, 1999	2,383	(1,743)	640
Year Ended December 31, 1998	1,852	(2,717)	(865)
Operating cash distributions
Year Ended December 31, 2000	1,018	-	1,018
Year Ended December 31, 1999	4,110	-	4,110
Year Ended December 31, 1998	5,309	-	5,309
Company's share of operating cash distributions
Year Ended December 31, 2000	468	-	468
Year Ended December 31, 1999	2,076	-	2,076
Year Ended December 31, 1998	1,795	-	1,795

The unconsolidated apartment partnerships as of December 31, 2000 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes consisting of nine of the 392 units converted to condominiums. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The rental complexes owned by Monte de Oro and New Center have been converted into condominiums. As of December 31, 2000, 383 sales have closed. Nine condominiums remain and eight are under contract for sale.

Homebuilding Joint Venture

During 2000 Escorial Builders S.E. ("Escorial Builders") was liquidated. Prior to liquidation, the Company held a 50% joint venture interest in Escorial Builders which was formed in 1995 to purchase lots from the Company and construct homes for resale. The profit on these lots was deferred until sold by Escorial Builders to a third party. The Company's share of the income and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	2000	1999

Total assets	$ -	$ 316
Total liabilities	-	30
Total equity	-	286
Company's investment	-	143

SUMMARY OF OPERATIONS:

	For the Year Ended
	2000	1999	1998

Total revenue	$ 2	$ 11,152	$ 12,324
Net (loss) income	(72)	746	1,107
Company's recognition of equity in (losses)
earnings and warranty expense	(100)	373	554

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	2000	1999	1998

Cash flow from operating activities	$ (18)	$ 8,586	$ 5,043
Company's share of cash flow from operating activities	(9)	4,293	2,521
Operating cash distributions	214	2,750	-
Company's share of operating cash distributions	107	1,375	-

Unconsolidated Commercial Property Partnerships

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest with a 45.26% interest in future cash flow generated by the thirty-year lease of the building. The building was completed and occupied during July 2000. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	2000	1999

Total assets	$ 29,970	$ 31,188
Total liabilities	26,729	27,675
Total equity	3,241	3,513
Company's investment	5,174	4,996

SUMMARY OF OPERATIONS:

	For the Year Ended
	2000	1999		1998

Total revenue	$ 1,901	$ -		$ -
Net income (loss)	1,003	(7)		(7)
Company's recognition of equity in earnings (losses)	454	(3)		(3)

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	2000	1999		1998

Cash flow from operating activities	$ 44	$ -		$ -
Company's share of cash flow from operating activities	20	-		-
Operating cash distributions	1,275	480		-
Company's share of operating cash distributions	577	396	(a)	-
    The company received $327,000 in cash and the balance was paid January 2000.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2000 and 1999 (in thousands):
	Maturity	Interest		Outstanding As Of
	Dates	Rates (a)		December 31,
	From/To	From/To		2000	1999
Related to community development:
Recourse debt	Demand/	P+1%/	(b)	$ 45,855	$ 42,497
	08-02-09	P+1.5%
Related to investment properties:
Recourse debt	06-30-01	9.27%		602	882
Non-recourse debt	10-01-19/	6.85%/		37,677	38,188
	10-01-28	8.5%
General:
Recourse debt	05-01-01/	5.9%/		270	376
	07-04-05	18.5%
Total debt				$ 84,404	$ 81,943
    P = Prime lending interest rate.
    Approximately $10,000,000 of this debt requires additional interest payments on August 1, 2002 and 2003. The amount due is 3.5% of the outstanding balance in 2002 and 4% in 2003.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of aggregate liabilities to tangible net worth of no greater than seven and a half to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA. As of December 31, 2000 ACPT is in compliance with the provisions of its loan agreements.

As of December 31, 2000, the $45,855,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. Approximately $10,000,000 of this amount is further secured by investments in apartment rental partnerships.

As of December 31, 2000, recourse investment properties debt is secured by distributions and proceeds from two partnerships that were converted into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,820,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

ACPT's weighted average interest rate during 2000 on its variable rate debt was 10.40%.

The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 2000 are as follows (in thousands):
2001	$ 4,183
2002	20,922
2003	11,801
2004	4,980
2005	1,088
Thereafter	41,430
$ 84,404

The interest costs incurred were accounted for as follows (in thousands):
	December 31,
	2000	1999	1998

Expensed	$ 4,536	$ 4,183	$ 3,724
Capitalized	3,591	3,002	2,912
	$ 8,127	$ 7,185	$ 6,636
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2000, ACPT is guarantor of $5,233,000 of letters of credit and surety bonds for land development completion.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments of $200,000 through October 2008.

In January 1998, two apartment properties, owned by separate unconsolidated partnerships, were refinanced with loans that matured in 2000 concurrently with the housing assistance payment contracts. These refinancings, guaranteed by the Company, lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. During 2000, the housing assistance payment contracts and the loans were extended for an additional five years. The aggregate loan amount subject to the Company's guarantee at December 31, 2000 is $8,000,000.

On September 18, 2000, the Company was served a summons for a civil action filed on May 30, 2000 against the Company, one of its employees and its insurance company by an ex-employee alleging that she had been sexually harassed by her supervisor. The action sought monetary relief of $5,700,000 plus interest and legal costs. The case was settled on March 21, 2001 for the amount of $20,000.

On February 24, 2000, an officer of the Company and St. Charles Community, LLC, a subsidiary of ACPT, were named as defendants in a complaint alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. The Court granted the defendants' motion to dismiss Counts Two and Three on March 19, 2001, and dismissed all claims against the officer of the Company, leaving only Count One, the trespass count. In the meantime, in an effort to reach a non-monetary resolution to this dispute, the parties and certain Charles County officials have been engaged in settlement negotiations.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000.

Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. As a good faith gesture, the Company paid the construction contractor $600,000 of the disputed costs. An additional $400,000-$500,000 of costs are unpaid. The case currently is in discovery proceedings.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of ACPT.

(6)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Future minimum lease payments are as follows (in thousands):
	Operating	Capitalized
	Leases	Leases

2001	$ 324	$ 87
2002	161	48
2003	152	36
2004	151	34
2005	138	11
Thereafter	92	-
Total minimum lease payments	$ 1,018	$ 216
Less amount representing interest		25
Present value of lease payments		$ 191

Rental expense under non-cancelable operating leases was $407,000 in 2000, $404,000 in 1999 and $415,000 in 1998 and is included in general and administrative expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:		Years Ended December 31,
		2000	1999	1998
Community Development - Land Sales (A)
Homebuilding joint venture with third party partner		$ -	$ 1,577	$ 1,728

Cost of Land Sales
Homebuilding joint venture with third party partner		$ -	$ 1,319	$ 1,427

Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 2,534	$ 2,018	$ 2,383
Affiliate of IBC, general partner of IGC		512	385	344
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James J. Wilson, IGC director		178	161	157
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
general partner of IGC		77	66	68
		$ 3,301	$ 2,630	$ 2,952
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 324	$ 232	$ 86
Affiliate of IGC former director		-	296	125
		$ 324	$ 528	$ 211
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(C1)	$ 373	$ 310	$ 335
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC	(B1, B2)	-	-	(109)
Affiliate of IGC former director		-	-	43
Unconsolidated subsidiaries with third party partners	(B2)	(38)	34	19
Reimbursement to/from affiliate of Thomas B. Wilson, Trustee		(76)	134	-
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		90	90	91
Reimbursement of administrative costs-
IBC, general partner IGC		(23)	(29)	(39)
Affiliate of IBC, general partner of IGC		(21)	(27)	(16)
IGC	(C4)	(151)	(154)	(84)
James J. Wilson, IGC director	(C3)	425	500	182
Thomas J. Shafer, Trustee	(C6)	30	30	28
		$ 609	$ 888	$ 450
Interest Expense
Unconsolidated subsidiaries		$ -	$ 17	$ 26
IGC	(C2)	231	254	227
IBC, general partner of IGC		-	-	8
		$ 231	$ 271	$ 261

BALANCE SHEET IMPACT:
		Balance	Decrease	Balance	Increase
		December 31,	in Reserves	December 31,	in Reserves
		2000	2000	1999	1999
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries with third party partners		$ 1,108	$ (38)	$ 3,943	$ 34
Affiliate of IBC, general partner of IGC		79	-	91	-
Affiliate of James Michael Wilson, Trustee,
and James J. Wilson, IGC director		48	-	25	-
		$ 1,235	$ (38)	$ 4,059	$ 34

Other Assets
Receivables - All unsecured and due on demand
Affiliate of IBC, general partner
of IGC, and Thomas B. Wilson,
Trustee		$ 142	$ -	$ 77	$ -
IGC		216	-	29	-
		$ 358	$ -	$ 106	$ -

Liabilities Related to Community Development
Notes payable
IGC	(C2)	$ 7,305	$ -	$ 8,154	$ -

Due to Affiliate	(C5)	$ -	$ -	$ 2,302	$ -

Other Liabilities
IBC, general partner of IGC		$ 11	$ -	$ 125	$ -
Affiliate of IBC, general partner of IGC		66	-	100	-
Affiliate of IBC, general partner of IGC
and Thomas B. Wilson, Trustee		15	-	37	-
Affiliate of James Michael Wilson, Trustee
and James J. Wilson, IGC director		-	-	6	-
		$ 92	$ -	$ 268	$ -

(A) Land Sales

The Company sold land to a homebuilding joint venture. The joint venture was equally owned by the Company and a non-affiliated entity. The Company sells land to affiliates on no more favorable terms than it sells land to non-affiliates.

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

(2)	The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

(C) OTHER

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $419,000, $414,000 and $500,000 were allocated to land development and capitalized in the years ended 2000, 1999 and 1998, respectively.

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(4)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis. Minimal services are currently being provided IGC.

(5)

Reflects ACPT's obligation to reimburse IGC for the taxes that were generated by Puerto Rico source income prior to the Distribution date. This obligation accompanied the Puerto Rico assets that were transferred to ACPT during IGC's restructuring.

(6)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

(8)	PUERTO RICO EXPROPRIATION

During the third quarter of 1998, a Puerto Rico government agency expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The Company believes that the market value is significantly higher. Therefore the Company filed an appeal, seeking additional compensation to match the market value of the land. As a result, the land was removed from inventory but no corresponding income or loss was recorded. This transaction will be recorded as a sale in the period that the Company and the government agree upon the fair market value of this property. In January 2000, the Puerto Rico Highway Authority agreed to update their appraisal. As of May 31, 2000, the Government raised its offer to $30,000 per cuerda. Unrelated to the negotiations the Supreme Court of Puerto Rico halted the construction of the highway. The Company still considers this amount to be below market value and will reopen negotiations when the government resumes construction.

(9)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

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

Certain employees held options and incentive rights granted by the Predecessor. Pursuant to the terms of the restructure, the exercise price of the options and the base price of the rights were allocated between the Predecessor and ACPT based on their average closing prices for twenty days after they began trading independently. As a result, in 1998 the Company granted options and incentive rights solely to separate the existing benefits into two parts. The awards were not adjusted in any other manner so as to provide additional compensation or reduce the employees' benefit. During 1999, the Company assumed the obligation from an affiliated company, Equus, of certain options and rights granted an executive officer, Carlos R. Rodriguez, while he was an employee of the Predecessor. Mr. Rodriguez transferred to an affiliated company in 1998 and then returned to the Company to head up the Puerto Rico operations in 1999.

Options

As a result of the restructuring in 1998, the Company issued 8,200 Options to employees that held IGC options, all of which expired during 1999. As of December 31, 2000, the 3,000 options the Company assumed are outstanding. Each option entitles the employee to purchase one ACPT share and .8145 Equus Unit for an exercise price of $6.52 and expire on August 1, 2001. The Company's management determined that the fair value of these options is not material to the financial statements.

Share Appreciation Rights

As of December 31, 2000, the dates that the 55,300 share appreciation rights become exercisable and their expiration dates are as follows:
	Rights Expiring
	May 15,	August 13,
Rights Exercisable at:	2004	2007

December 31, 2000	30,300	15,000
August 13, 2001	-	5,000
August 13, 2002	-	5,000
	30,300	25,000

During 1997, the Company recognized $105,000 of compensation expense in connection with the outstanding rights. During 1998, $85,000 of this expense incurred by the Predecessor and ACPT was recovered due to a decline in the market price of the Predecessor's units and the Company's shares. During 2000 and 1999, the market price remained lower than the base price and, therefore, no expense was recognized during either year.

Warrants

Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants have an exercise price of $6.10 per warrant. An additional 37,500 warrants were issued in 2000 and 1999 bearing an exercise price of $4.34 and $5.03, respectively. The warrants were valued upon issuance using the Black Scholes method. These warrants have been recorded at their fair value of $430,000, net of amortization of $102,000. For each year the loan remains outstanding, the Company must grant Banc One an additional 37,500 warrants to purchase 37,500 common shares of ACPT. The future warrants will bear an exercise price at the lesser of $6.10 or the average price of the issued shares during the twenty days immediately preceding the grant date. All warrants expire at the latter of July 31, 2002 or four years after the loan has been paid in full.
(10)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $170,000) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions to the Retirement Plan were $279,000, $271,000 and $53,000 in 2000, 1999 and 1998, respectively. Prior to October 5, 1998, ACPT's employees participated in IGC's plan.

(11)	INCOME TAXES

American Management and American Land are subject to federal and state income tax. Due to the loss of REIT status by American Rental on July 1, 1999, American Rental became subject to federal and state income tax effective January 1, 1999. As a U.S. Company holding an interest in an entity doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico based income. Therefore, the calculation below for the provision for income taxes includes income from American Management, American Land, American Rental and Puerto Rico source income. The following table reconciles the effective rate (in thousands, except amounts in %):
	December 31,
	2000		1999		1998
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 2,046	35	$ 1,757	35	$ 1,109	35
Income taxed directly
to partners	-	-	-	-	(1,305)	(41)
State income taxes, net of
federal tax benefit	193	3	32	1	299	9
Income only subject to
foreign tax	(182)	(3)	(288)	(6)	(140)	(4)
Tax effect of change in tax status	-	-	(1,539)	(31)	842	27
Spin-off costs, permanent
differences and other	(159)	(3)	56	1	484	15
	$ 1,898	32	$ 18	-	$ 1,289	41

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2000	1999	1998

Current:
United States	$ 100	$ 286	$ 34
Puerto Rico	2,173	1,617	917
	2,273	1,903	951

Deferred:
United States	272	(1,713)	711
Puerto Rico	(647)	(172)	(373)
	(375)	(1,885)	338
	$ 1,898	$ 18	$ 1,289

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income taxes include the following:

	At December 31,
	2000	1999
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 582	$ 520
Receivables from partnerships operating in United States	466	373
Tax on equity in earnings of partnerships operating in Puerto Rico	357	436
Tax benefit on equity in earnings of partnerships operating in United States	(154)	(1,335)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	936	1,470
Difference in Puerto Rico commercial venture	785	626
Tax on interest income, payable when collected (net of foreign tax credit)	504	545
Tax on collection of note receivable	548	1,493
Difference in basis of U.S. partnership assets	(747)	(689)
Net operating loss carryforwards	(32)	-
Amortization of stock options	(81)	-
Other	(129)	(28)
	$ 3,035	$ 3,411

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using ACPT's current market rates. As of December 31, 2000, 1999 and 1998, the fair value of long-term debt instruments were $82,391,000, $79,573,000 and $86,108,000, respectively.
(13)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2000, 1999 and 1998 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2000:

Total revenues	$ 15,639	$ 16,616	$ (784)	$ 31,471
Interest income	78	1,573	(784)	867
Interest expense	4,052	1,232	(749)	4,535
Depreciation and amortization	1,917	144	-	2,061
Income before income taxes and minority interest	(250)	6,080	(24)	5,806
Provision for income taxes	372	1,526	-	1,898
Net income	(848)	4,554	(24)	3,682
Total assets	74,021	62,168	(11,486)	124,703
Additions to long lived assets	3,715	9,798	-	13,513

1999:

Total revenues	$ 15,747	$ 17,020	$ (220)	$ 32,547
Interest income	73	927	(220)	780
Interest expense	3,421	948	(186)	4,183
Depreciation and amortization	1,868	180	-	2,048
Income before income taxes and minority interest	1,257	3,786	(24)	5,019
(Benefit) provision for income taxes	(1,427)	1,445	-	18
Net income	2,270	2,341	(24)	4,587
Total assets	74,053	53,527	(6,172)	121,408
Additions to long lived assets	3,535	7,117	-	10,652

1998:

Total revenues	$ 15,329	$ 16,686	$ (250)	$ 31,765
Interest income	78	410	(250)	238
Interest expense	3,122	852	(250)	3,724
Depreciation and amortization	1,781	145	-	1,926
Income before income taxes and minority interest	593	2,799	(224)	3,168
Provision for income taxes	707	582	-	1,289
Net income	(454)	1,860	(224)	1,182
Total assets	73,131	48,533	(3,498)	118,166
Additions to long lived assets	6,578	1,957	-	8,535

(14)	QUARTERLY SUMMARY (UNAUDITED)

ACPT's quarterly results are summarized as follows:
	Year Ended December 31, 2000
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 8,460	$ 5,189	$ 5,309	$ 12,513	$ 31,471
Income before taxes and
Minority interest	1,607	73	125	4,001	5,806
Net income (loss)	927	(459)	104	3,110	3,682
Basic earnings per share:
Net income (loss)	0.18	(0.09)	0.02	0.60	0.71

	Year Ended December 31, 1999
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 4,823	$ 11,286	$ 4,698	$ 11,740	$ 32,547
Income (loss) before taxes and
Minority interest	174	2,624	(179)	2,400	5,019
Net income (loss)	9	1,769	(521)	3,330	4,587
Basic earnings per share:
Net income (loss)	-	0.34	(0.10)	0.64	0.88

(15)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid were as follows for the years ended December 31 (in thousands):
	2000	1999	1998

Interest paid	$ 8,003	$ 6,120	$ 6,248
Income taxes paid	$ 2,177	$ 18	$ -

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Bannister Apartments	$ 3,385	$ 410	$ 4,180	$ 530	$ 410	$ 4,710	$ 5,120	$ 3,944	11/30/76	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	2,167	162	2,677	394	162	3,071	3,233	2,465	5/18/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookside Gardens Apartments	1,384	156	2,487	49	156	2,536	2,692	583	11/10/94	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	1,986	350	2,697	(81)	350	2,616	2,966	1,934	1/13/78	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	15,133	2,667	21,381	(4,866)	2,667	16,515	19,182	14,842	1/31/82	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Fox Chase Apartments	6,326	745	7,014	236	745	7,250	7,995	2,544	3/31/87	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	4,678	205	4,765	1,229	205	5,994	6,199	4,457	10/30/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Huntington Apartments	7,395	350	8,513	1,663	350	10,176	10,526	5,606	10/7/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,067	440	3,649	90	440	3,739	4,179	418	7/1/96	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lancaster Apartments	4,106	484	4,292	234	484	4,526	5,010	1,890	12/31/85	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

New Forest Apartments	11,788	1,229	12,102	628	1,229	12,730	13,959	4,089	6/28/88	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Palmer Apartments	3,959	471	4,788	618	471	5,406	5,877	4,439	3/31/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Terrace Apartments	4,652	497	5,377	663	497	6,040	6,537	4,899	11/1/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Alturas Del Senorial	3,380	345	4,185	183	345	4,368	4,713	2,387	11/17/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Bayamon Gardens	8,898	1,153	12,050	542	1,153	12,592	13,745	6,451	7/6/81	Bldg-40 Yrs
Garden Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,908	900	10,742	575	900	11,317	12,217	5,774	3/20/81	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

De Diego	5,973	601	6,718	337	601	7,055	7,656	3,726	3/20/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Jardines De Caparra	4,517	546	5,719	1,200	546	6,919	7,465	3,704	4/1/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	1,549	543	10,436	858	543	11,294	11,837	6,243	5/1/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	10,245	731	11,172	722	731	11,894	12,625	6,297	1/30/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	2,604	313	3,525	894	313	4,419	4,732	2,774	12/10/74	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Santa Juana	6,644	509	6,748	291	509	7,039	7,548	3,777	2/8/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	5,218	466	5,954	374	466	6,328	6,794	3,363	12/6/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,652	992	14,017	611	992	14,628	15,620	6,655	3/15/83	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	1,657	354	2,508	558	354	3,066	3,420	1,393	12/30/83	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR

Total Properties	$ 138,271	$ 15,619	$ 177,696	$ 8,532	$ 15,619	$ 186,228	$ 201,847	$ 104,654

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$ 164,714

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000 AND 1999 (In thousands)

Real Estate at December 31, 1998	$ 212,767
Additions for 1999:
Improvements	2,427
Deductions for 1999:
Dispositions	14,023
Real Estate at December 31, 1999	$ 201,171
Additions for 2000:
Improvements	$ 2,211
Deductions for 2000:
Dispositions	1,535
Real Estate at December 31, 2000	$ 201,847

Accumulated depreciation at December 31, 1998	$ 101,510
Additions for 1999:
Depreciation expense	5,496
Deductions for 1999:
Dispositions	6,437
Accumulated depreciation at December 31, 1999	$ 100,569
Additions for 2000:
Depreciation expense	5,620
Deductions for 2000:
Dispositions	1,535
Accumulated depreciation at December 31, 2000	$ 104,654

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The information required by this Item with respect to executive officers of the Company is set forth in Item 4A. The information required by this Item with respect to trustees is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2001.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2001.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2001.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2001.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Community Properties Trust are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

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

Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
10.13	Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998

10.14	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998	Exhibit 10.14 to 1998 Form 10-K
10.15	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001	Filed herewith
10.16	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001	Filed herewith
10.17	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001	Filed herewith
21.	List of Subsidiaries of American Community Properties Trust	Filed herewith

(b)	Reports on Form 8-K None

(c)	Exhibits See (a) 2, above.

(d)	Financial Statement Schedules See (a) 2, above.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 27, 2001	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: March 29, 2001	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee	March 27, 2001
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 27, 2001
/s/ Thomas B. Wilson Thomas B. Wilson	Trustee	March 27, 2001
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 27, 2001
/s/ T. Michael Scott T. Michael Scott	Trustee	March 27, 2001
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 27, 2001