Form 10-Q
period 2001-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2001-05-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2001	2000

Revenues
Community development-land sales	$ 1,859	$ 4,315
Equity in earnings from partnerships and developer fees	540	740
Rental property revenues	2,451	2,327
Management and other fees, substantially all from related entities	740	748
Interest and other income	208	330
Total revenues	5,798	8,460

Expenses
Cost of land sales	1,177	2,873
Selling and marketing	12	12
General and administrative	1,510	1,506
Interest expense	479	427
Depreciation and amortization	46	42
Rental properties expense:
Operating	940	919
Interest	615	620
Depreciation and amortization	404	454
Total expenses	5,183	6,853

Income before provision for income taxes and minority interest	615	1,607
Provision for income taxes	241	613

Income before minority interest	374	994
Minority interest	(74)	(67)
Net income	$ 300	$ 927
Basic and diluted net income per share	$ 0.06	$ 0.18
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,198	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	March 31,	December 31,
	2001	2000
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 4,552	$ 5,867
Restricted	983	951
	5,535	6,818
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$24,859 and $24,567, respectively	36,067	35,805
Investment in unconsolidated apartment partnerships, net of
deferred income of $751 and $875, respectively	8,446	8,306
Investment in unconsolidated commercial property partnerships	4,998	5,174
Other receivables, net of reserves of $201 and $200, respectively	1,563	1,484
	51,074	50,769
Assets Related to Community Development
Land and development costs
Puerto Rico	31,044	29,595
St. Charles, Maryland	28,959	29,119
Notes receivable on lot sales and other	5,027	4,844
	65,030	63,558
Assets Related to Homebuilding
Deferred project costs	211	211
	211	211
Other Assets
Receivables and other	2,887	2,970
Property, plant and equipment, less accumulated depreciation
of $1,948 and $1,938, respectively	360	377
	3,247	3,347
Total Assets	$ 125,097	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 527	$ 602
Non-recourse debt	37,542	37,677
Accounts payable, accrued liabilities and deferred income	3,007	2,589
	41,076	40,868

Liabilities Related to Community Development
Recourse debt	45,909	45,855
Accounts payable, accrued liabilities and deferred income	3,752	4,043
	49,661	49,898

Other Liabilities
Accounts payable and accrued liabilities	2,235	2,340
Notes payable and capital leases	257	270
Accrued income tax liability-current	2,401	2,288
Accrued income tax liability-deferred	3,163	3,035
	8,056	7,933
Total Liabilities	98,793	98,699

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	18,277	18,277
Retained earnings	7,975	7,675
Total Shareholders' Equity	26,304	26,004

Total Liabilities and Shareholders' Equity	$ 125,097	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2001	2000
Cash Flows from Operating Activities
Net income	$ 300	$ 927
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	450	496
Provision for deferred income taxes	128	62
Equity in earnings-unconsolidated apartment partnerships and developer fees	(344)	(749)
Distributions-unconsolidated apartment partnerships	185	125
Equity in earnings-unconsolidated commercial property partnerships	(196)	-
Distributions-unconsolidated commercial property partnerships	372	-
Cost of sales-community development	1,177	2,873
Equity in losses-homebuilding joint venture	-	9
Changes in notes and accounts receivable	(294)	(1,075)
Changes in accounts payable, accrued liabilities and deferred income	135	(1,254)
Net cash provided by operating activities	1,913	1,414

Cash Flows from Investing Activities
Investment in land development	(2,466)	(4,196)
Change in investments-unconsolidated apartment partnerships	19	354
Change in investments-unconsolidated commercial property partnerships	-	(160)
Change in restricted cash	(32)	(28)
Additions to rental operating properties, net	(666)	(526)
Dispositions (acquisitions) of other assets	86	(219)
Net cash used in investing activities	(3,059)	(4,775)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,642	6,830
Payment of debt	(1,811)	(6,690)
Net cash (used in) provided by financing activities	(169)	140

Net Decrease in Cash and Cash Equivalents	(1,315)	(3,221)
Cash and Cash Equivalents, Beginning of Year	5,867	5,186
Cash and Cash Equivalents, March 31,	$ 4,552	$ 1,965

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares was adjusted during the three months ended March 31, 2001 to reflect dilutive potential common shares related to outstanding warrants. There was no adjustment during the three months ended March 31, 2000. No adjustment was made for anti-dilutive options and warrants.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Unconsolidated Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
March 31, 2001	$ 90,285	$ 1,956	$ 92,241
December 31, 2000	90,971	2,025	92,996
Total Non-Recourse Debt
March 31, 2001	100,764	-	100,764
December 31, 2000	101,465	-	101,465
Total Other Liabilities
March 31, 2001	10,713	329	11,042
December 31, 2000	10,478	454	10,932
Total Deficit
March 31, 2001	(21,192)	1,627	(19,565)
December 31, 2000	(20,972)	1,571	(19,401)
Company's Investment
March 31, 2001	7,556	890	8,446
December 31, 2000	7,472	834	8,306

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2001	6,891	515	7,406
Three Months Ended March 31, 2000	6,787	8,769	15,556
Net Income
Three Months Ended March 31, 2001	342	56	398
Three Months Ended March 31, 2000	433	2,352	2,785
Company's recognition of equity in earnings
and developer fees
Three Months Ended March 31, 2001	316	28	344
Three Months Ended March 31, 2000	248	501	749

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2001	1,888	312	2,200
Three Months Ended March 31, 2000	873	7,861	8,734
Company's share of cash flows from
operating activities
Three Months Ended March 31, 2001	702	156	858
Three Months Ended March 31, 2000	187	3,930	4,117
Operating cash distributions
Three Months Ended March 31, 2001	578	-	578
Three Months Ended March 31, 2000	239	-	239
Company's share of operating cash distributions
Three Months Ended March 31, 2001	185	-	185
Three Months Ended March 31, 2000	125	-	125

The unconsolidated apartment partnerships as of March 31, 2001 include 15 partnerships owning 3,767 rental units in 18 apartment complexes and two partnerships owning two complexes consisting of three of the 392 units converted to condominiums. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The rental complexes owned by Monte del Oro and New Center have been converted into condominiums. As of March 31, 2001, 389 sales have closed. The remaining three condominium units are under contract for sale.

Homebuilding Joint Venture

During 2000 Escorial Builders S.E. ("Escorial Builders") was liquidated. Prior to liquidation, the Company held a 50% joint venture interest in Escorial Builders which was formed in 1995 to purchase lots from the Company and construct homes for resale. The profits on these lots were deferred until sold by Escorial Builders to a third party. The Company's share of income and its investment are included with ACPT's assets related to homebuilding in the accompanying consolidated financial statements. The following tables summarize Escorial Builders' financial information (in thousands):
SUMMARY OF OPERATIONS:
	For the Three Months
	Ended March 31,
	2001	2000

Total revenue	$ -	$ 1
Net loss	-	(20)
Company's recognition of equity in losses	-	(9)

SUMMARY OF OPERATING CASH FLOWS:
	For the Three Months
	Ended March 31,
	2001	2000

Cash flows from operating activities	$ -	$ (6)
Company's share of cash flows from operating activities	-	(3)
Operating cash distributions	-	-
Company's share of operating cash distributions	-	-

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
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2001	2000

Total assets	$ 29,668	$ 29,970
Total liabilities	26,816	26,729
Total equity	2,852	3,241
Company's investment	4,998	5,174

SUMMARY OF OPERATIONS:
	For the Three Months
	Ended March 31,
	2001	2000

Total revenue	$ 896	$ -
Net income	434	-
Company's recognition of equity in earnings	196	-

SUMMARY OF OPERATING CASH FLOWS:
	For the Three Months
	Ended March 31,
	2001	2000

Cash flows from operating activities	$ 542	$ -
Company's share of cash flows from operating activities	245	-
Operating cash distributions	823	-
Company's share of operating cash distributions	372	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2001 and December 31, 2000 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		March 31,	December 31,
	From/To	From/To		2001	2000
Related to community development:
Recourse debt	06-22-01/	P+1%/	(b)	$ 45,909	$ 45,855
	08-02-09	P+1.5%
Related to investment properties:
Recourse debt	06-30-01	8.87%		527	602
Non-recourse debt	10-01-19/	6.85%/		37,542	37,677
	10-01-28	8.5%
General:
Recourse debt	05-01-02/	5.9%/		257	270
	02-01-06	18.5%
Total debt				$ 84,235	$ 84,404
    P = Prime lending interest rate.
    Approximately $9,600,000 of this debt requires additional interest payments on August 1, 2002 and 2003. The amount due is 3.5% of the outstanding balance in 2002 and 4% in 2003.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of aggregate liabilities to tangible net worth of no greater than seven and a half to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA. As of March 31, 2001 ACPT is in compliance with the provisions of its loan agreements.

As of March 31, 2001, the $45,909,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $9,600,000 of this amount is further secured by investments in apartment rental partnerships.

As of March 31, 2001, recourse investment properties debt is secured by distributions and proceeds from two partnerships that were converted into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,780,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.
(5)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2001	2000
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 454	$ 447
Affiliate of IBC, general partner of IGC		128	129
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James J. Wilson, IGC director		45	43
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
general partner of IGC		17	14
		$ 644	$ 633
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 12	$ 80

General and Administrative Expense
Affiliate of IBC, general partner of IGC	(B1)	$ 79	$ 83
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A1)	-	6
Reimbursement to/from affiliate of Thomas B. Wilson, Trustee		(11)	(8)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		23	23
Reimbursement of administrative costs-
IBC, general partner IGC		(9)	(4)
Affiliate of IBC, general partner of IGC		-	(7)
IGC	(B4)	(11)	(49)
James J. Wilson, IGC director	(B3)	50	125
Thomas J. Shafer, Trustee	(B5)	8	8
		$ 129	$ 177
Interest Expense
IGC	(B2)	$ 53	$ 65

BALANCE SHEET IMPACT:

		Balance	Increase	Balance	Increase
		March 31,	in Reserves	December 31,	in Reserves
		2001	2001	2000	2000
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries with third party partners		$ 1,159	$ -	$ 1,108	$ (38)
Affiliate of IBC, general partner of IGC		114	-	79	-
Affiliate of James Michael Wilson, Trustee
and James J. Wilson, IGC director		33	-	48	-
		$ 1,306	$ -	$ 1,235	$ (38)

Other Assets
Receivables - All unsecured and due on demand
Affiliate of IBC, general partner
of IGC, and Thomas B. Wilson
Trustee		$ 153	$ -	$ 142	$ -
IGC		227	-	216	-
		$ 380	$ -	$ 358	$ -

Liabilities Related to Community Development
Notes payable
IGC	(B2)	$ 7,461	$ -	$ 7,305	$ -

Other Liabilities
IBC, general partner of IGC		$ 3	$ -	$ 11	$ -
Affiliate of IBC, general partner of IGC		101	-	66	-
Affiliate of IBC, general partner of IGC,
and Thomas B. Wilson, Trustee		67	-	67	-
		$ 171	$ -	$ 144	$ -

(A) Management and Other Services

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

(B) OTHER

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $103,000 and $101,000 were allocated to land development and capitalized in the first three months of 2001 and 2000, respectively.

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

(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

(6)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2001 and 2000 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2001:

Total revenues	$ 4,817	$ 1,188	$ (207)	$ 5,798
Interest income	18	321	(207)	132
Interest expense	1,006	286	(198)	1,094
Depreciation and amortization	413	37	-	450
Income taxes	192	49	-	241
Income before income taxes and minority interest	618	5	(8)	615
Net income	353	(45)	(8)	300
Total assets	73,968	63,041	(11,912)	125,097
Additions to long lived assets	1,012	1,454	-	2,466

2000:

Total revenues	$ 3,392	$ 5,199	$ (131)	$ 8,460
Interest income	21	379	(131)	269
Interest expense	925	245	(123)	1,047
Depreciation and amortization	459	37	-	496
Income taxes	249	364	-	613
Income before income taxes and minority interest	(53)	1,664	(4)	1,607
Net income	(369)	1,300	(4)	927
Total assets	73,414	56,588	(8,959)	121,043
Additions to long lived assets	701	3,495	-	4,196

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 2001 and 2000

Community Development Operations.

Community development land sales revenue decreased $2,456,000 to $1,859,000 during the three months ended March 31, 2001, compared to sales of $4,315,000 during the three months ended March 31, 2000. The decrease was attributable to Puerto Rico residential lot sales of $3,721,000 during the three months of 2000 with no comparable sale in 2001, offset by U.S. commercial land sales of $713,000 in the first quarter of 2001 with no similar sale in 2000 and an increase of $552,000 in U.S. residential lot sales in 2001 as compared to the same period of 2000. Residential lots in Puerto Rico are sold in bulk and, like U.S. and Puerto Rico commercial sales, are cyclical in nature. The gross profit margins for the three months ended March 31, 2001 increased to 37%, as compared to 33% in the same period of 2000. This increase was due primarily to U.S. commercial sales. The commercial sales during the first quarter was a prime site and produced higher gross profits due to its relatively low development cost.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 7% to $1,511,000 for the three months ended March 31, 2001, as compared to $1,408,000 in the same period in 2000. The increase is primarily due to a 5% increase in rental revenues and a 2% increase in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and routine rent increases. The increase in operating expenses is a result of general inflation.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 27% to $540,000 during the first three months of 2001, as compared to $740,000 during the first three months of 2000. The decrease is primarily attributable to a $473,000 decrease of earnings generated from the sale of the rental units converted into condominiums, offset in part by recognition of $196,000 of income during the first quarter of 2001 generated from the unconsolidated commercial property partnerships with no comparable income during the first quarter in 2000.

Management and Other Fees.

Management and other fees decreased 1% to $740,000 in the first three months of 2001, as compared to $748,000 in the same period in 2000. This decrease is primarily due to the expiration after March 31, 2000 of short term management contracts in four Puerto Rico properties and construction management fees earned during the first quarter 2000 on the unconsolidated commercial property that was completed in July 2000. The decrease was partially offset by the fees earned during the first quarter 2001 from units converted to condominiums with no comparable fees earned during the first quarter 2000.

Interest Expense.

Interest expense, exclusive of interest expense related to rental property, increased 12% to $479,000 during the three months ended March 31, 2001, as compared to $427,000 for the three months ended March 31, 2000. This increase is primarily attributable to a $2,096,000 increase in outstanding debt at March 31, 2001 as compared to March 31, 2000.

General and Administrative Expense.

General and administrative expenses increased less than one percent to $1,510,000 for the three months ended March 31, 2001, as compared to $1,506,000 for the same period of 2000. This increase is primarily attributable to general inflation and legal expenses related to litigation as disclosed in Item 1. Legal Proceedings. This increase was offset by a decrease of consulting fees and bad debt expenses.

Segment Results.

The U.S. and Puerto Rico operations are managed as separate profit centers. The operating results for these regions are discussed below:

U.S.- Pretax income increased $665,000 to $544,581 during the first three months ended March 31, 2001 from pretax loss of $120,025 during the three months ended March 31, 2000. This increase is primarily attributable to a $647,000 increase in land sales gross profits during the first quarter 2001 as compared to the same quarter 2000 as a result of a $1,264,000 increase in land sales. Rental property income after depreciation and interest rose $158,000 in the first quarter 2001 as compared to the same quarter 2000 primarily due to reduced vacancies and increased rental rates. These increases were offset in part by a $80,000 increase in general and administrative expense charged the U.S. operations during the first quarter of 2001 as compared to the first quarter 2000. Total general and administrative expenses remained stable for these two periods. However, certain support services provided IGC were eliminated and the back charges to the Puerto Rico operations were reduced in the current quarter as compared to same period in 2000, resulting in reduced cost reimbursements from these groups during 2001.

Puerto Rico- Pretax income decreased to $4,000 during the first three months ended March 31, 2001 from $1,664,000 during the three months ended March 31, 2000. This decrease is primarily attributable to the timing of bulk land sales. During the three months ended March 31, 2000, land sales were $3,271,000 with no comparable land sales during the comparable period in 2001. The equity in earnings during the first quarter 2001 decreased by $240,000 as compared to the first quarter 2000 primarily due to reduced earning earned from the sale of condominium units.

Liquidity and Capital Resources

Cash and cash equivalents were $4,552,000 and $5,867,000 at March 31, 2001 and December 31, 2000, respectively. This decrease was attributable to $3,059,000 used in investing activities and $169,000 used in financing activities, offset by $1,913,000 provided by operations. The cash outflow for investing activities was primarily attributable to $2,466,000 of land improvements put in place for future land sales and $666,000 of additions to the consolidated rental properties. During the first quarter of 2001, $1,811,000 of debt repayments was made as compared to $1,642,000 of debt advances received. The cash inflow from operating activities was primarily attributable to land sales.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $1,937,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no assurances that these funds will be generated.

Debt Summary

Substantially all of ACPT's assets are encumbered by approximately $47,000,000 of recourse debt and $38,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
	Maximum	Interest		Maturity	Outstanding
	Borrowings	Rate (a)		Date	3/31/01

Red Mortgage Capital	$ 10,142	P+1.25%	(b)	7/31/04	$ 9,599
First Bank-inventory loan	8,275	P+1.0%		6/30/02	6,845
First Bank-construction loan	9,150	P+1.0%		6/30/02	4,366
First Bank-working capital loan	9,000	P+1.0%		6/30/03	6,088
The Columbia Bank	4,997	P+1.25%		2/15/06	4,236
Susquehanna Bank	2,153	P+1.25%		5/01/02	807
The Columbia Bank	1,500	P+1.25%		6/15/03	804
BankTrust	527	(c)		6/30/01	527
Washington Savings Bank	1,317	9.5%		9/30/01	333
Banco Popular	5,100	P+1.0%		7/31/02	5,100
Annapolis National Bank	2,460	P+1.0%		6/22/01	270
Interstate General Company L.P.	7,461	P+1.5%		8/02/09	7,461
Other miscellaneous	373	Various		Various	257
	$ 62,455				$ 46,693
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

As of March 31, 2001, there have been no material changes in the Company's financial market risk since December 31, 2000 as reported in the Company's Annual Report on Form 10-K.
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

St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, (Circuit Court for Charles County, Maryland). St. Charles Associates originally sought a court ruling that the county was not entitled to impose sewer and water fees at the then-existing level upon residential units in St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the county, St. Charles Community, LLC, IGC, and SCA were (1) whether a study procured by the county in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by county justified the county's imposition of increased water connection fees in St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The county, St. Charles Community, LLC, IGC and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the 1989 Settlement Agreement to challenge subsequent sewer and water connection fee studies commissioned by the county. On October 19, 2000, the county submitted a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC have filed objections to that study and intend to challenge its validity under the 1989 Settlement Agreement.

The county has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the county filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision, and in April 2001 the Court of Appeals agreed to review the decision.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

None.
ITEM 6(b).	REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 14, 2001	By:	/s/ J. Michael Wilson
J. Michael Wilson
Chairman and Chief Executive Officer

Dated: May 14, 2001	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Vice President and Controller