Form 10-Q
period 2001-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2001-08-10
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2001	2000

Revenues
Community development-land sales	$ 5,306	$ 5,379
Equity in earnings from partnerships and developer fees	1,175	1,214
Rental property revenues	5,107	4,746
Management and other fees, substantially all from related entities	1,543	1,496
Gain from expropriation	630	-
Interest and other income	553	814
Total revenues	14,314	13,649

Expenses
Cost of land sales	3,605	3,850
Selling and marketing	31	27
General and administrative	3,221	3,019
Interest expense	886	980
Depreciation and amortization	81	83
Rental properties expense:
Operating	1,930	1,858
Interest	1,212	1,244
Depreciation and amortization	825	908
Total expenses	11,791	11,969

Income before provision for income taxes and minority interest	2,523	1,680
Provision for income taxes	745	1,087

Income before minority interest	1,778	593
Minority interest	(185)	(125)
Net income	$ 1,593	$ 468
Basic and fully diluted net income per share	$ 0.31	$ 0.09
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,198	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2001	2000

Revenues
Community development-land sales	$ 3,447	$ 1,064
Equity in earnings from partnerships and developer fees	635	474
Rental property revenues	2,656	2,419
Management and other fees, substantially all from related entities	803	748
Gain from expropriation	630	-
Interest and other income	345	484
Total revenues	8,516	5,189

Expenses
Cost of land sales	2,428	977
Selling and marketing	19	15
General and administrative	1,711	1,513
Interest expense	407	553
Depreciation and amortization	35	41
Rental properties expense:
Operating	990	939
Interest	597	624
Depreciation and amortization	421	454
Total expenses	6,608	5,116

Income before provision for income taxes and minority interest	1,908	73
Provision for income taxes	504	474

Income (loss) before minority interest	1,404	(401)
Minority interest	(111)	(58)
Net income (loss)	$ 1,293	$ (459)
Basic and fully diluted net income (loss) per share	$ 0.25	$ (0.09)
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,197	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 3,710	$ 5,867
Restricted	1,277	951
	4,987	6,818
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,167 and $24,567, respectively	36,042	35,805
Investment in unconsolidated apartment partnerships, net of
deferred income of $628 and $875, respectively	8,179	8,306
Investment in unconsolidated commercial property partnerships	4,926	5,174
Other receivables, net of reserves of $201 and $200, respectively	1,474	1,484
	50,621	50,769
Assets Related to Community Development
Land and development costs
Puerto Rico	31,735	29,595
St. Charles, Maryland	27,999	29,119
Notes receivable on lot sales and other	2,475	4,844
	62,209	63,558
Assets Related to Homebuilding
Deferred project costs	390	211
	390	211
Other Assets
Receivables and other	2,994	2,970
Property, plant and equipment, less accumulated depreciation
of $1,907 and $1,938, respectively	332	377
	3,326	3,347
Total Assets	$ 121,533	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 452	$ 602
Non-recourse debt	37,403	37,677
Accounts payable, accrued liabilities and deferred income	2,892	2,589
	40,747	40,868

Liabilities Related to Community Development
Recourse debt	41,712	45,855
Accounts payable, accrued liabilities and deferred income	4,430	4,043
	46,142	49,898

Other Liabilities
Accounts payable and accrued liabilities	2,335	2,340
Notes payable and capital leases	243	270
Accrued income tax liability-current	1,203	2,288
Accrued income tax liability-deferred	3,266	3,035
	7,047	7,933
Total Liabilities	93,936	98,699

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,544 shares issued and outstanding	52	52
Additional paid-in capital	18,277	18,277
Retained earnings	9,268	7,675
Total Shareholders' Equity	27,597	26,004

Total Liabilities and Shareholders' Equity	$ 121,533	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2001	2000
Cash Flows from Operating Activities
Net income	$ 1,593	$ 468
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	906	991
Provision for deferred income taxes	231	92
Equity in earnings-unconsolidated apartment partnerships and developer fees	(751)	(1,250)
Distributions-unconsolidated apartment partnerships	1,008	178
Equity in earnings-unconsolidated commercial property partnership	(424)	-
Distributions-unconsolidated commercial property partnership	672	-
Cost of sales and land expropriation-community development	3,844	3,850
Equity in losses-homebuilding joint venture	-	36
Distributions-homebuilding joint venture	-	96
Deferral project cost-homebuilding	(179)	-
Changes in notes and accounts receivable	2,359	(1,545)
Changes in accounts payable, accrued liabilities and deferred income	(400)	(3,570)
Net cash provided by (used in) operating activities	8,859	(654)

Cash Flows from Investing Activities
Investment in land development	(4,864)	(7,617)
Change in investments-unconsolidated rental property partnerships	(130)	443
Change in investments-unconsolidated commercial property partnerships	-	(173)
Change in restricted cash	(326)	(63)
Additions to rental operating properties, net	(1,062)	(841)
Acquisitions of other assets	(40)	(431)
Net cash used in investing activities	(6,422)	(8,682)

Cash Flows from Financing Activities
Cash proceeds from debt financing	3,240	15,983
Payment of debt	(7,834)	(10,268)
Net cash (used in) provided by financing activities	(4,594)	5,715

Net Decrease in Cash and Cash Equivalents	(2,157)	(3,621)
Cash and Cash Equivalents, Beginning of Year	5,867	5,186
Cash and Cash Equivalents, June 30	$ 3,710	$ 1,565

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$ 1,293	$ (459)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	456	495
Provision for deferred income taxes	103	30
Equity in earnings-unconsolidated partnerships and developer fees	(407)	(501)
Distributions-unconsolidated partnerships	823	53
Equity in earnings-unconsolidated commercial property partnerships	(228)	-
Distributions-unconsolidated commercial property partnerships	300	-
Cost of sales and land expropriation-community development	2,667	977
Equity in losses-homebuilding joint venture	-	27
Distributions-homebuilding joint venture	-	96
Deferred project cost-homebuilding	(179)	-
Changes in notes and accounts receivable	2,653	(470)
Changes in accounts payable, accrued liabilities and deferred income	(535)	(2,316)
Net cash provided by (used in) operating activities	6,946	(2,068)

Cash Flows from Investing Activities
Investment in land development	(2,398)	(3,421)
Change in investments-unconsolidated rental property partnerships	(149)	89
Change in investments-unconsolidated commercial property partnerships	-	(13)
Change in restricted cash	(294)	(35)
Additions to rental operating properties, net	(396)	(315)
Acquisitions of other assets	(126)	(212)
Net cash used in investing activities	(3,363)	(3,907)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,598	9,153
Payment of debt	(6,023)	(3,578)
Net cash (used in ) provided by financing activities	(4,425)	5,575

Net Decrease in Cash and Cash Equivalents	(842)	(400)
Cash and Cash Equivalents, March 31	4,552	1,965
Cash and Cash Equivalents, June 30	$ 3,710	$ 1,565

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three and six months ended June 30, 2001 to reflect dilutive potential common shares related to outstanding warrants. There was no adjustment during the three and six months ended June 30, 2000. No adjustment was made for anti-dilutive options and warrants.

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

Unconsolidated Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary Financial Position:
Total Assets
June 30, 2001	$ 89,511	$ 494	$ 90,005
December 31, 2000	90,971	2,025	92,996
Total Non-Recourse Debt
June 30, 2001	99,836	-	99,836
December 31, 2000	101,465	-	101,465
Total Other Liabilities
June 30, 2001	10,871	106	10,977
December 31, 2000	10,478	454	10,932
Total Deficit
June 30, 2001	(21,196)	388	(20,808)
December 31, 2000	(20,972)	1,571	(19,401)
Company's Investment
June 30, 2001	7,908	271	8,179
December 31, 2000	7,472	834	8,306

Summary of Operations:
Total Revenue
Three Months Ended June 30, 2001	7,046	261	7,307
Three Months Ended June 30, 2000	6,984	6,754	13,738
Six Months Ended June 30, 2001	13,937	776	14,713
Six Months Ended June 30, 2000	13,770	15,523	29,293
Net Income
Three Months Ended June 30, 2001	449	60	509
Three Months Ended June 30, 2000	324	1,351	1,675
Six Months Ended June 30, 2001	791	116	907
Six Months Ended June 30, 2000	612	3,703	4,315
Company's recognition of equity in earnings
and developer fees
Three Months Ended June 30, 2001	377	30	407
Three Months Ended June 30, 2000	304	197	501
Six Months Ended June 30, 2001	693	58	751
Six Months Ended June 30, 2000	552	698	1,250

		Projects
	Operating	Under Condo
	Properties	Conversion	Total
Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended June 30, 2001	958	(44)	914
Three Months Ended June 30, 2000	607	5,833	6,440
Six Months Ended June 30, 2001	2,846	268	3,114
Six Months Ended June 30, 2000	1,480	13,693	15,173
Company's share of cash flows from
operating activities
Three Months Ended June 30, 2001	413	(22)	391
Three Months Ended June 30, 2000	159	2,916	3,075
Six Months Ended June 30, 2001	1,115	134	1,249
Six Months Ended June 30, 2000	346	6,846	7,192
Operating cash distributions
Three Months Ended June 30, 2001	453	1,300	1,753
Three Months Ended June 30, 2000	221	-	221
Six Months Ended June 30, 2001	1,031	1,300	2,331
Six Months Ended June 30, 2000	406	-	406
Company's share of operating cash distributions
Three Months Ended June 30, 2001	173	650	823
Three Months Ended June 30, 2000	53	-	53
Six Months Ended June 30, 2001	358	650	1,008
Six Months Ended June 30, 2000	178	-	178

The unconsolidated apartment partnerships as of June 30, 2001 include 15 partnerships owning 3,767 rental units in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in Monte de Oro Associates Limited Partnership and New Center Associates Limited Partnership. The rental complexes owned by these partnerships were converted into condominiums, all of which have been sold. When all of the partnerships' affairs are concluded, the partnerships will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Total revenue	$ -	$ 2	$ -	$ 1
Net loss	-	(72)	-	(52)
Company's recognition of equity in losses	-	(36)	-	(27)

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Cash flows from operating activities	$ -	$ (18)	$ -	$ (12)
Company's share of cash flows
from operating activities	-	(9)	-	(6)
Operating cash distributions	-	192	-	192
Company's share of operating cash
distributions	-	96	-	96

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
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2001	2000

Total assets	$ 28,993	$ 29,970
Total liabilities	26,298	26,729
Total equity	2,695	3,241
Company's investment	4,926	5,174

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Total revenue	$ 1,876	$ -	$ 980	$ -
Net income	937	-	503	-
Company's recognition of equity in earnings	424	-	228	-

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Cash flows from operating activities	$ 401	$ -	$ (141)	$ -
Company's share of cash flows
From operating activities	181	-	(64)	-
Operating cash distributions	1,483	-	660	-
Company's share of operating cash
distributions	672	-	300	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2001 and December 31, 2000 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		June 30,	December 31,
	From/To	From/To		2001	2000
Related to community development:
Recourse debt	09-22-01	P+1%/	(b)	$ 41,712	$ 45,855
	08-02-09	P+1.5%
Related to investment properties:
Recourse debt	08-31-01	6.58%		452	602
Non-recourse debt	10-01-19/	6.85%/		37,403	37,677
	10-01-28	8.5%
General:
Recourse debt	05-01-02/	5.9%/		243	270
	02-01-06	18.5%
Total debt				$ 79,810	$ 84,404
    P = Prime lending interest rate.
    Approximately $8,300,000 of this debt requires additional interest payments on August 1, 2002 and 2003. The amount due is 3.5% of the outstanding balance in 2002 and 4% in 2003.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of aggregate liabilities to tangible net worth of no greater than seven and a half to one. The material negative covenants require ACPT to obtain prior approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business and for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA. As of June 30, 2001 ACPT is in compliance with the provisions of its loan agreements.

As of June 30, 2001, the $41,712,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $8,316,000 of this amount is further secured by investments in apartment rental partnerships.

As of June 30, 2001, recourse investment properties debt is secured by distributions and proceeds from two partnerships that were converted into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,739,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.
(5)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2001	2000	2001	2000
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 907	$ 907	$ 453	$ 460
Affiliates of IBC, general partner of IGC		272	252	144	123
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James J. Wilson, IGC director		90	85	45	42
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
General partner of IGC		38	32	21	18
		$ 1,307	$ 1,276	$ 663	$ 643
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 25	$ 170	$ 13	$ 90
		$ 25	$ 170	$ 13	$ 90
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(B1)	$ 189	$ 167	$ 110	$ 84
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A1)	-	(17)	-	(23)
Reimbursement to/from affiliate of Thomas B. Wilson, Trustee		(11)	(29)	-	(21)
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		45	45	22	22
Reimbursement of administrative costs-
IBC, general partner IGC		(18)	(12)	(9)	(8)
Affiliate of IBC, general partner of IGC		(1)	(11)	(1)	(4)
IGC	(B4)	(16)	(93)	(5)	(44)
James J. Wilson, IGC director	(B3)	100	250	50	125
Thomas J. Shafer, Trustee	(B5)	15	15	8	8
		$ 303	$ 315	$ 175	$ 139
Interest Expense
IGC	(B2)	89	127	36	62
		$ 89	$ 127	$ 36	$ 62

BALANCE SHEET IMPACT:
		Balance	Decrease	Balance	Increase
		June 30,	in Reserves	December 31,	in Reserves
		2001	2001	2000	2000
Assets Related to Rental Properties
Receivables, all unsecured and due
on demand-
Unconsolidated subsidiaries with third party partners		$ 949	$ 1	$ 1,108	$ (38)
Affiliate of IBC, general partner of IGC		146	-	79	-
Affiliate of James Michael Wilson, Trustee,
and James J. Wilson, IGC director		38	-	48	-
		$ 1,133	$ 1	$ 1,235	$ (38)

Other Assets
Receivables - All unsecured and due on demand
Affiliate of IBC, general partner
of IGC, and Thomas B. Wilson,
Trustee		$ 153	$ -	$ 142	$ -
IGC	(B4)	232	-	216	-
IBC, general partner of IGC		6	-	-	-
		$ 391	$ -	$ 358	$ -

Liabilities Related to Community Development
Notes payable
IGC	(B2)	$ 7,576	$ -	$ 7,305	$ -

Other Liabilities
IBC, general partner of IGC		$ -	$ -	$ 11	$ -
Affiliate of IBC, general partner of IGC		54	-	66	-
Affiliate of IBC, general partner of IGC
and Thomas B. Wilson, Trustee		67	-	67	-
		$ 121	$ -	$ 144	$ -

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

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $182,000 and $206,000; $79,000 and $105,000 were allocated to land development and capitalized in the first six and three months of 2001 and 2000, respectively. Subsequent to June 30, 2001, the promissory note of Land Development Associates, S.E. ("LDA") to IGC dated as of May 15, 2000 was modified in two respects: (1) payments on the note beginning with the date of modification will be in the amount of 28 percent of the net proceeds from LDA land sales, as further defined in the note modification, and (2) the note will be non-interest-bearing beginning with the date of modification. Principal payments under the note are likely to be accelerated as a result of the modification, but the change of the note from interest-bearing to non-interest-bearing will result in a reduction in the total amount payable under the note.

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(4)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis. Currently the Company is providing minimal support services to IGC.

(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

(6)	GAIN FROM EXPROPRIATION

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. In addition, the agreement calls for PRHA to pay interest on the additional condemnation award from the date of expropriation in 1998. Final payment is due within 60 days. This transaction resulted in a $630,000 gain and the recognition of $152,000 of interest accrued through June 30, 2001.

(7)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in housing rental properties, community development and management services. The Puerto Rico operations include investments in housing rental properties, investments in commercial rental properties, community development, management services and homebuilding.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2001 and 2000 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2001:

Total revenues	$ 11,526	$ 3,184	$ (396)	$ 14,314
Interest income	33	779	(396)	416
Interest expense	1,959	517	(378)	2,098
Depreciation and amortization	841	65	-	906
Income taxes-current	187	326	-	513
Income taxes-deferred	484	(252)	-	232
Income before income taxes and minority interest	1,970	571	(18)	2,523
Net income	1,114	497	(18)	1,593
Total assets	74,281	59,660	(12,408)	121,533
Additions to long lived assets	2,285	2,579	-	4,864

2000:

Total revenues	$ 7,337	$ 6,644	$ (332)	$ 13,649
Interest income	40	997	(332)	705
Interest expense	1,973	566	(315)	2,224
Depreciation and amortization	916	75	-	991
Income taxes-current	190	805	-	995
Income taxes-deferred	482	(390)	-	92
Income before income taxes and minority interest	(139)	1,831	(12)	1,680
Net income	(936)	1,416	(12)	468
Total assets	73,256	61,545	(10,928)	123,873
Additions to long lived assets	1,470	6,147	-	7,617

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended June 30, 2001 and 2000 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2001:

Total revenues	$ 6,709	$ 1,996	$ (189)	$ 8,516
Interest income	15	458	(189)	284
Interest expense	953	231	(180)	1,004
Depreciation and amortization	428	28	-	456
Income taxes-current	75	326	-	401
Income taxes-deferred	404	(301)	-	103
Income before income taxes and minority interest	1,352	566	(10)	1,908
Net income	761	542	(10)	1,293
Total assets	74,281	59,660	(12,408)	121,533
Additions to long lived assets	1,273	1,125	-	2,398

2000:

Total revenues	$ 3,945	$ 1,445	$ (201)	$ 5,189
Interest income	19	618	(201)	436
Interest expense	1,048	321	(192)	1,177
Depreciation and amortization	457	38	-	495
Income taxes-current	231	214	-	445
Income taxes-deferred	192	(163)	-	29
Income before income taxes and minority interest	(86)	167	(8)	73
Net (loss) income	(567)	116	(8)	(459)
Total assets	73,256	61,545	(10,928)	123,873
Additions to long lived assets	769	2,652	-	3,421

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 2001 and 2000

Community Development Operations.

U.S.

Community development land sales revenue increased by $3,648,000 to $5,306,000 during the six months ended June 30, 2001, compared to sales revenue of $1,658,000 during the six months ended June 30, 2000. During the first six months of 2001, the Company sold 44 single-family lots and 6 townhome lots for an aggregate sales revenue of $2,423,000, and 26 acres of commercial land for $2,883,000 as compared to 22 single-family lots and 13 townhome lots totaling $1,504,000, and 1 acre of commercial land for $154,000 during the same period of 2000. Residential lot sales increased during the first six months of 2001, as compared to the same period in 2000, primarily due to the increased demand in Fairway Village. Commercial land sales are cyclical and usually have a noticeable positive effect on the Company's earnings in the period they reach final settlement. The gross profit margin for the six months ended June 30, 2001 increased to 36%, as compared to 8% in the same period of 2000. This increase was due primarily to the timing of the commercial sales which typically produce a higher gross profit due to relatively lower development cost and to the increased volume of sales.

Puerto Rico

There were no community development land sales during the six months ended June 30, 2001, compared to sales of $3,721,000 during the six months ended June 30, 2000. Residential lots are sold in bulk rather than on a lot by lot basis and tend to be very cyclical; as a result, operations can be noticeably affected by the timing of such sales. The sales during the first six months of 2000 generated a gross profit margin of 37%. During the six months ended June 30, 2001, the Company incurred $169,000 of costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000. These costs are non-recurring.

Rental Property Revenues and Operating Results.

U.S.

Rental property revenues, net of operating expenses, increased 10% to $3,177,000 for the six months ended June 30, 2001, as compared to $2,888,000 in the same period in 2000. The increase is primarily attributable to an 8% increase in rental revenues offset by a 4% increase in operating expenses. The increase in rental revenue is the result of a strong demand for rental housing in the Washington D.C. metropolitan area. The increase in operating expenses is a result of general inflation and an increase in maintenance costs.

Equity in Earnings from Partnerships and Developer Fees.

U.S.

Equity in earnings increased 53% to $485,000 during the first six months of 2001, compared to $317,000 during the first six months of 2000. The increase is primarily attributable to a subsidy contract adjustment providing retroactive rent increases to one partnership and as a result of the strong demand for rental housing. In addition, the Company's share of cash flow from a partnership increased after the limited partners recovered their capital investment. The Company's share of earnings increased to 60% as compared to 5% during the same period in 2000. As a result, the Company recognized an additional $69,000 of earnings during 2001.

Puerto Rico

Equity in earnings decreased 23% to $690,000 during the first six months of 2001, compared to $897,000 during the first six months of 2000. The decrease is primarily due to the reduction of earnings from the two partnerships that converted their rental units to condominium units. Most of the condominium units were sold during 2000 generating $698,000 of income to the Company during the first six months of 2000 as compared to $58,000 generated during the same period in 2001. This decrease was offset in part by the recognition of $424,000 during 2001 from ELI, the partnership that holds a commercial rental building. This building was not in operation during the first six months of 2000.

Management and Other Fees.

U.S.

Management and other fees increased 3% to $581,000 in the first six months of 2001, as compared to $564,000 in the same period in 2000. This increase is primarily due to the increase in apartment rental rates and reduced vacancy rates during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Puerto Rico

Management and other fees increased 3% to $962,000 during the six months ended June 30, 2001, as compared to $932,000 for the six months ended June 30, 2000. The increase is primarily attributable to an additional $60,000 of fees earned during the first six months of 2001 as the result of a HUD authorized adjustment to the gross income of various non-owned properties the Company manages. The effect of these additional fees was partially offset by the expiration, after March 31, 2000, of the short-term management contracts with the Puerto Rico Housing Finance Authority for five properties.

Interest Expense.

U.S.

Interest expense decreased less than one percent to $1,959,000 during the six months ended June 30, 2001, as compared to $1,973,000 for the six months ended June 30, 2000. This decrease is primarily attributable to the overall reduction in the prime lending interest rate.

Puerto Rico

Interest expense decreased 9% to $517,000 during the first six months of 2001, as compared to $566,000 during the same period in 2000. This decrease is primarily due to the reduced outstanding debt balances and the overall reduction in the prime lending interest rate.

General and Administrative Expense.

U.S.

General and administrative expenses increased 17% to $1,389,000 for the six months ended June 30, 2001, as compared to $1,184,000 for the six months ended June 30, 2000. The increase is primarily attributed to an increase in salaries and benefits off set in part by the reduction in consulting fees paid to James J. Wilson during the six months ended June 30, 2001 compared to the first six months of 2000. The increase in salary and benefits is primarily due to a 54% increase in group insurance costs, a 4% annual increase in salaries, reduced backcharges to IGC, the Puerto Rico operations and certain non-consolidated entities. In addition, during the second quarter 2001 the company granted 170,000 incentive rights to the independent trustees and certain employees and repriced the incentive rights transferred from IGC resulting in the recognition of $50,000 of compensation expense during the second quarter 2001 with no similar costs incurred during the comparable period in 2000.

Puerto Rico

General and administrative expenses decreased less than one percent to $1,832,000 during the six months ended June 30, 2001, as compared to $1,836,000 for the six months ended June 30, 2000. The decrease is primarily attributable to the reduction in the expense allocation from the corporate office to the Puerto Rico operations offset by the payment of $67,000 of municipal taxes on certain distributions made in 1995 and 1996, and other non-recurring expenses during the first six months of 2001 as compared to the same period in 2000.

For the Three Months Ended June 30, 2001 and 2000

Community Development Operations.

U.S.

Community development land sales revenue increased $2,383,000 to $3,447,000 during the three months ended June 30, 2001, compared to sales revenue of $1,064,000 during the three months ended June 30, 2000. The increase was primarily attributable to an increase of $2,016,000 in commercial sales and $368,000 in residential lot sales during the second quarter of 2001 as compared to the second quarter of 2000. Commercial sales are cyclical in nature and usually have a positive effect on the Company's earnings in the period of final settlement. Fairway Village continues to gain momentum as reflected by the 25 single-family lot sales during the three months ended June 30, 2001, compared to the 10 single-family lots sold during the same period in 2000. The gross profit margin for the three months ended June 30, 2001 increased to 35%, as compared to 9% in the same period of 2000. This increase was due primarily to commercial land sales which typically produce a higher gross profit margin due to relatively lower development costs and to the increased sales volume during the three months ended 2001 compared to the same period in 2000.

Puerto Rico

There were no land sales during the second quarter of 2001 and 2000. During the second quarter of 2001, the Company incurred $169,000 of non-recurring costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000.

Rental Property Revenues and Operating Results.

U.S.

Rental property revenues, net of operating expenses, increased 13% to $1,666,000 for the three months ended June 30, 2001, as compared to $1,480,000 in the same period in 2000. The increase is primarily attributable to a subsidy contract adjustment providing retroactive rent increases to one partnership, an increased demand for rental housing in the Washington D.C. metropolitan area offset in part by an increase in overhead and maintenance cost. The demand for fair market rental units was strong enough during the three months ended June 30, 2001 to generate a waiting list for the fair market properties in St. Charles. The Company continues to maintain a waiting list for its Section 8 subsidized properties.

Equity in Earnings from Partnerships and Developer Fees.

U.S.

Equity in earnings increased $128,000 to $285,000 during the three months ended June 30, 2001, as compared to $157,000 during the three months ended June 30, 2000. The increase is primarily attributable to a subsidy contract adjustment providing retroactive rent increases to one partnership. In addition, the Company's share of cash flow from a partnership increased after the limited partners recovered their capital investment. The Company's share of earnings increased to 60% as compared to 5% during the same period in 2000. As a result, the Company recognized an additional $42,000 of earnings during the second quarter of 2001.

Puerto Rico

Equity in earnings increased 10% to $350,000 during the second three months of 2001, as compared to $317,000 during the second three months of 2000. The increase is primarily due to the recognition during the second quarter of 2001 of $228,000 from the partnership holding a commercial rental building. This building was not in operation during the comparable quarter of 2000. This increase was reduced, in part, by the reduced income recognized from the partnerships that converted their rental units to condominiums. Most of these units were sold in 2000.

Management and Other Fees.

U.S.

Management and other fees increased 7% to $294,000 in the second quarter of 2001, as compared to $276,000 in the same period in 2000. This increase is primarily due to the increase in apartment rental rates and reduced vacancies.

Puerto Rico

Management and other fees increased 8% to $509,000 during the quarter ended June 30, 2001, as compared to $471,000 for the quarter ended June 30, 2000. The increase is primarily attributable to an additional $49,000 of fees earned during the second quarter of 2001 as the result of a HUD authorized adjustment to the gross income of various non-owned properties the Company manages. The affect of these fees was partially offset by the expiration after March 31, 2000 of the short-term management contracts with the Puerto Rico Housing Finance Authority for four properties.

Gain from Expropriation.

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. In addition, the agreement calls for PRHA to pay interest on the additional condemnation award from the date of expropriation in 1998. Final payment is due within 60 days. This transaction resulted in a $630,000 gain and the recognition of $152,000 of interest accrued through June 30, 2001. There were no similar transactions during the comparable period of 2000.

Interest Expense.

U.S.

Interest expense decreased 9% to $953,000 during the three months ended June 30, 2000, as compared to $1,048,000 for the three months ended June 30, 2000. This decrease is primarily attributable to the decrease in outstanding loan balances and the prime lending interest rate during the second quarter of 2001 as compared to the same quarter of 2000.

Puerto Rico

Interest expense decreased 28% to $231,000 during the second three months of 2001, as compared to $321,000 during the same period in 2000. This decrease is primarily attributable to the decrease in outstanding loan balances and the prime lending interest rate during the second quarter of 2001 as compared to the same quarter of 2000.

General and Administrative Expense.

U.S.

General and administrative expenses increased 21% to $734,000 for the three months ended June 30, 2001, as compared to $608,000 for the same period of 2000. This increase is primarily attributed to an increase in salaries and benefits off set in part by the reduction in consulting fees paid to James J. Wilson during the six months ended June 30, 2001 compared to the first six months of 2000. The increase in salary and benefits is primarily due to a 31% increase in group insurance costs, a 4% annual increase in salaries, reduced backcharges to IGC, the Puerto Rico operations and certain non-consolidated entities. In addition, during the second quarter 2001 the company granted 170,000 incentive rights to the independent trustees and certain employees and repriced the incentive rights transferred from IGC resulting in the recognition of $50,000 of compensation expense during the second quarter 2001 with no similar costs incurred during the comparable period in 2000.

Puerto Rico

General and administrative expenses increased 8% to $977,000 during the quarter ended June 30, 2001, as compared to $905,000 for the quarter ended June 30, 2000. The increase is primarily attributable to the recognition of non-recurring costs associated with municipal taxes, uncollectable management fees for non-owned properties no longer managed and bond guarantee fees. In addition, Equus moved out of the shared office space, resulting in increased rent and other shared expenses. These increases were offset in part by a reduction in the U.S. costs allocated to the Puerto Rico operations.

Liquidity and Capital Resources

Cash and cash equivalents were $3,710,000 and $5,867,000 at June 30, 2001 and December 31, 2000, respectively. This decrease was attributable to $6,422,000 used in investing activities and $4,594,000 used in financing activities, offset by $8,859,000 provided by operations. The cash outflow for investing activities was primarily attributable to $4,864,000 of land improvements put in place for future land sales and $1,062,000 of additions to the consolidated rental properties. During the first six months of 2001, $7,834,000 of debt repayments were made as compared to $3,240,000 of debt advances received. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $9,534,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no guarantees these expectations will be met.

Debt Summary

Substantially all of ACPT's assets are encumbered by $42,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
					Balance
	Maximum	Interest		Maturity	Outstanding
	Borrowings	Rate (a)		Date	6/30/01

Red Mortgage Capital	$ 8,316	P+1.25%	(b)	7/31/04	$ 8,316
First Bank-inventory loan	4,075	P+1.0%		6/30/02	3,750
First Bank-construction loan	5,056	P+1.0%		6/30/02	4,712
First Bank-working capital loan	6,381	P+1.0%		6/30/03	5,963
The Columbia Bank	4,997	P+1.25%		2/15/06	4,432
Susquehanna Bank	132	P+1.25%		5/01/02	132
The Columbia Bank	1,500	P+1.25%		6/15/03	1,243
BankTrust	452	(c)		8/31/01	452
Washington Savings Bank	635	9.5%		9/30/01	362
Banco Popular	5,100	P+1.0%		7/31/02	5,100
Annapolis National Bank	126	P+1.0%		9/22/01	126
Interstate General Company L.P.	7,576	0%		8/02/09	7,576
Other miscellaneous	243	Various		Various	243
	$ 44,589				$ 42,407
    P = Prime lending interest rate.
    Interest rate has a floor of 10%.
    Interest is calculated at 250 points over LIBOR.

Outlook

Subsequent to June 30, 2001, the Company repaid the Susquehanna loan, extended the Annapolis loan to September 22, 2001 and received a $2,500,000 commitment from Columbia Bank for development funds for the next parcel in Fairway. The Company also received a commitment from First Bank for an additional $5,500,000 loan to provide development funds for Parque Escorial and an interest reserve for their combined loans. This loan is expected to close in August 2001. Bank Trust extended the maturity date of the $452,000 loan due July 31, 2001 for 30 days while the bank considers the possibility of refinancing this loan. In addition, the Company closed a $25,000,000 construction loan for BRISAS, a 208-unit homebuilding project in Parque Escorial. The loan cannot exceed a maximum loan balance at any one time of $15,000,000, matures on July 30, 2003 and bears an interest rate equal to the prime lending rate. The Company broke ground on this project in July 2001 and expects to start delivery of homes in twelve months.

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

As of June 30, 2001, there have been no material changes in the Company's financial market risk since December 31, 2000 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269 (Circuit Court for Charles County, Maryland), an officer of the Company and St. Charles Community, LLC, a subsidiary of ACPT, were named as defendants in a complaint alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed the individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs have since filed an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. The defendants have responded by filing a motion to dismiss on grounds similar to those asserted in their prior, successful motion to dismiss.

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

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). St. Charles Associates originally sought a ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether St. Charles Associates ("SCA") and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, SCA and IGC all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. On October 19, 2000, the County submitted a new sewer connection fee study to SCA and IGC. SCA and IGC have filed objections to that study and intend to challenge its validity under the 1989 Agreement.

The County has also appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision. On April 13, 2001, that court agreed to review the decision. The matter is set for argument in the Court of Appeals this fall.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2001 Annual Meeting of Shareholders on June 6, 2001. At the meeting, shareholders elected one individual as Trustee for a term to expire at the Annual Meeting in the year 2003, and two individuals as Trustees for a term to expire at the Annual Meeting in the year 2004. In addition, shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for 2001. The results of the voting are as follows:
	Votes For	Votes Withheld
Trustee
Antonio Ginorio	4,696,276	3,615
J. Michael Wilson	4,688,803	11,088
Thomas J. Shafer	4,696,656	3,235

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of Arthur Andersen as independent auditors for 2001	4,694,967	1,115	3,808	-0-
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

Exhibit Number and Description

10.1	Non-Interest-Bearing Cash Flow Note as of June 6, 2001 between Land Development Associates, S.E. and Interstate General Company L.P.

ITEM 6(b).	REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 10, 2001	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 10, 2001	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller