Form 10-Q
period 2001-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2001-11-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	7
	Notes to Consolidated Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2001 and 2000	19
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2	Material Modifications of Rights of Registrant's Securities	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
	Signatures	30

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2001	2000

Revenues
Community development-land sales	$ 14,373	$ 6,378
Equity in earnings from partnerships and developer fees	1,695	2,098
Rental property revenues	7,653	7,186
Management and other fees, substantially all from related entities	2,376	2,341
Gain from expropriation	630	-
Interest and other income	762	955
Total revenues	27,489	18,958

Expenses
Cost of land sales	10,222	4,658
Selling and marketing	49	62
General and administrative	4,856	4,697
Interest expense	1,246	1,537
Depreciation and amortization	115	120
Rental properties expense:
Operating	2,998	2,863
Interest	1,799	1,855
Depreciation and amortization	1,237	1,361
Write-off of deferred project costs	126	-
Total expenses	22,648	17,153

Income before provision for income taxes and minority interest	4,841	1,805
Provision for income taxes	1,294	1,047

Income before minority interest	3,547	758
Minority interest	(259)	(186)
Net income	$ 3,288	$ 572
Basic and fully diluted net income per share	$ 0.63	$ 0.11
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,196	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2001	2000

Revenues
Community development-land sales	$ 9,067	$ 999
Equity in earnings from partnerships and developer fees	520	884
Rental property revenues	2,545	2,440
Management and other fees, substantially all from related entities	834	845
Interest and other income	209	141
Total revenues	13,175	5,309

Expenses
Cost of land sales	6,617	808
Selling and marketing	18	35
General and administrative	1,635	1,678
Interest expense	360	557
Depreciation and amortization	34	37
Rental properties expense:
Operating	1,068	1,005
Interest	587	611
Depreciation and amortization	412	453
Write-off of deferred project costs	126	-
Total expenses	10,857	5,184

Income before provision for income taxes and minority interest	2,318	125
Provision (benefit) for income taxes	549	(40)

Income before minority interest	1,769	165
Minority interest	(74)	(61)
Net income	$ 1,695	$ 104
Basic and fully diluted net income per share	$ 0.33	$ 0.02
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,198	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Cash and Cash Equivalents
Unrestricted	$ 3,062	$ 5,867
Restricted	1,351	951
	4,413	6,818
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,468 and $24,567, respectively	35,758	35,805
Investment in unconsolidated apartment partnerships, net of
deferred income of $504 and $875, respectively	8,346	8,306
Investment in unconsolidated commercial property partnerships	4,943	5,174
Other receivables, net of reserves of $203 and $200, respectively	1,458	1,484
	50,505	50,769
Assets Related to Community Development
Land and development costs
Puerto Rico	25,459	29,595
St. Charles, Maryland	27,703	29,119
Notes receivable on lot sales and other	7,518	4,844
	60,680	63,558
Assets Related to Homebuilding
Homebuilding construction and land	5,532	211
	5,532	211
Other Assets
Receivables and other	2,886	2,970
Property, plant and equipment, less accumulated depreciation
of $1,867 and $1,938, respectively	322	377
	3,208	3,347
Total Assets	$ 124,338	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 427	$ 602
Non-recourse debt	37,258	37,677
Accounts payable, accrued liabilities and deferred income	2,861	2,589
	40,546	40,868

Liabilities Related to Community Development
Recourse debt	37,828	45,855
Accounts payable, accrued liabilities and deferred income	4,686	4,043
	42,514	49,898

Liabilities Related to Homebuilding
Recourse debt	5,125	-
Accounts payable and accrued liabilities	299	-
	5,424	-

Other Liabilities
Accounts payable and accrued liabilities	1,980	2,340
Notes payable and capital leases	244	270
Accrued income tax liability-current	1,206	2,288
Accrued income tax liability-deferred	3,142	3,035
	6,572	7,933
Total Liabilities	95,056	98,699

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding	52	52
Treasury stock	(87)	-
Additional paid-in capital	18,354	18,277
Retained earnings	10,963	7,675
Total Shareholders' Equity	29,282	26,004
Total Liabilities and Shareholders' Equity	$ 124,338	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2001	2000
Cash Flows from Operating Activities
Net income	$ 3,288	$ 572
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	1,352	1,481
Provision for deferred income taxes	107	406
Equity in earnings-unconsolidated apartment partnerships and developer fees	(1,086)	(1,919)
Distributions-unconsolidated apartment partnerships	1,118	402
Equity in earnings-unconsolidated commercial property partnerships	(609)	(215)
Distributions-unconsolidated commercial property partnerships	840	-
Cost of sales-community development	10,222	4,658
Equity in earnings-homebuilding joint venture	-	36
Distributions-homebuilding joint venture	-	107
Changes in notes and accounts receivable	(2,689)	5,825
Changes in accounts payable, accrued liabilities and deferred income	(228)	(3,455)
Net cash provided by operating activities	12,315	7,898

Cash Flows from Investing Activities
Investment in land development	(8,152)	(10,606)
Investment in homebuilding	(1,839)	-
Change in investments-unconsolidated rental property partnerships	(72)	565
Change in investments-unconsolidated commercial property partnerships	-	(182)
Change in restricted cash	(400)	(84)
Additions to rental operating properties, net	(1,190)	(1,317)
Dispositions (acquisitions) of other assets	65	(520)
Net cash used in investing activities	(11,588)	(12,144)

Cash Flows from Financing Activities
Cash proceeds from debt financing	10,381	18,056
Payment of debt	(13,903)	(15,680)
Issuance of warrants	77	83
Payment to acquire treasury stock	(87)	-
Net cash (used in) provided by financing activities	(3,532)	2,459

Net Decrease in Cash and Cash Equivalents	(2,805)	(1,787)
Cash and Cash Equivalents, Beginning of Year	5,867	5,186
Cash and Cash Equivalents, September 30	$ 3,062	$ 3,399

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The Company has incurred additional development costs due to the soil conditions at two specific locations and the settlement with the general contractor regarding the Wal-Mart litigation. Based on these additional costs and the Company's plans to provide upscale dwelling units in Parque Escorial's next phase, management and the outside engineers updated the cost estimates for the remainder of the project. As a result of the changes in cost estimates, the third quarter of 2001 cost of sales was increased by $1,386,000.

The operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three and nine months ended September 30, 2001 to reflect dilutive potential common shares related to outstanding warrants. There was no adjustment during the three and nine months ended September 30, 2000. No adjustment was made for anti-dilutive options and warrants.

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
(3)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial condition or results of operations.
(4)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
September 30, 2001	$ 89,212	$ 403	$ 89,615
December 31, 2000	90,971	2,025	92,996
Total Non-Recourse Debt
September 30, 2001	99,157	-	99,157
December 31, 2000	101,465	-	101,465
Total Other Liabilities
September 30, 2001	10,808	52	10,860
December 31, 2000	10,478	454	10,932
Total Equity
September 30, 2001	(20,753)	351	(20,402)
December 31, 2000	(20,972)	1,571	(19,401)
Company's Investment
September 30, 2001	8,094	252	8,346
December 31, 2000	7,472	834	8,306

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Operations:
Total Revenue
Three Months Ended September 30, 2001	7,099	9	7,108
Three Months Ended September 30, 2000	6,918	5,282	12,200
Nine Months Ended September 30, 2001	21,036	785	21,821
Nine Months Ended September 30, 2000	20,688	20,805	41,493
Net Income (Loss)
Three Months Ended September 30, 2001	506	(36)	470
Three Months Ended September 30, 2000	348	1,338	1,686
Nine Months Ended September 30, 2001	1,297	80	1,377
Nine Months Ended September 30, 2000	960	5,041	6,001
Company's recognition of equity in earnings
and developer fees
Three Months Ended September 30, 2001	353	(18)	335
Three Months Ended September 30, 2000	286	383	669
Nine Months Ended September 30, 2001	1,046	40	1,086
Nine Months Ended September 30, 2000	838	1,081	1,919

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended September 30, 2001	1,532	(72)	1,460
Three Months Ended September 30, 2000	1,895	4,327	6,222
Nine Months Ended September 30, 2001	4,378	196	4,574
Nine Months Ended September 30, 2000	3,375	18,020	21,395
Company's share of cash flows from
Operating activities
Three Months Ended September 30, 2001	604	(36)	568
Three Months Ended September 30, 2000	725	2,164	2,889
Nine Months Ended September 30, 2001	1,719	98	1,817
Nine Months Ended September 30, 2000	1,071	9,010	10,081
Cash distributions
Three Months Ended September 30, 2001	110	-	110
Three Months Ended September 30, 2000	477	-	477
Nine Months Ended September 30, 2001	1,094	1,300	2,394
Nine Months Ended September 30, 2000	883	-	883
Company's share of cash distributions
Three Months Ended September 30, 2001	110	-	110
Three Months Ended September 30, 2000	225	-	225
Nine Months Ended September 30, 2001	468	650	1,118
Nine Months Ended September 30, 2000	402	-	402

The unconsolidated apartment partnerships as of September 30, 2001 include 15 partnerships owning 3,767 rental units in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in Monte de Oro Associates Limited Partnership and New Center Associates Limited Partnership. The rental complexes owned by the latter two partnerships were converted into condominiums, all of which have been sold. When all of the affairs of these two partnerships are concluded, the partnerships will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Total revenue	$ -	$ 2	$ -	$ -
Net (loss) income	-	(72)	-	-
Company's recognition of equity
Company's recognition of equity in losses	-	(36)	-	-

SUMMARY OF OPERATING CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Cash flows from operating activities	$ -	$ (18)	$ -	$ -
Company's share of cash flows
From operating activities	-	(9)	-	-
Operating cash distributions	-	214	-	22
Company's share of operating cash distributions	-	107	-	11

Commercial Land Lease Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest with a 45.26% interest in future cash flow generated by the thirty-year lease of the building. The building was completed and occupied in July 2000. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL
POSITION:
	As of
	September 30,	December 31,
	2001	2000

Total assets	$ 29,437	$ 29,970
Total liabilities	26,707	26,729
Total equity	2,730	3,241
Company's investment	4,943	5,174

SUMMARY OF OPERATIONS:
	For the Nine Months			For the Three Months
	Ended September 30,			Ended September 30,
	2001	2000		2001	2000

Total revenue	$ 2,791	$ 898		$ 915	$ 898
Net income	1,347	466		410	468
Company's recognition of equity in earnings	609	214		185	214

SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months			For the Three Months
	Ended September 30,			Ended September 30,
	2001	2000		2001	2000

Cash flow from operating activities	$ 1,257	$ (1,000)		$ 856	$ (844)
Company's share of cash flow
from operating activities	569	(460)	(a)	388	(398)	(a)
Operating cash distributions	1,838	-		355	-
Company's share of operating
Cash distributions	840	-		168	-
    The Company did not invest additional cash in the partnership.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2001 and December 31, 2000 (in thousands):
	Maturity	Interest		Outstanding
	Dates	Rates (a)		September 30,	December 31,
	From/To	From/To		2001	2000
Related to community development:
Recourse debt	06-30-02/	P+1%/	(b)	$ 37,828	$ 45,855
	08-02-09	10%

Related to homebuilding:
Recourse debt	07-31-03	P+0%		5,125	-

Related to investment properties:
Recourse debt	11-30-01	6.179%		427	602
Non-recourse debt	10-01-19/	6.85%/		37,258	37,677
	10-01-28	8.5%
General:
Recourse debt	05-01-02/	5.9%/		244	270
	02-01-06	18.5%
Total debt				$ 80,882	$ 84,404
    P = Prime lending interest rate.
    Approximately $8,100,000 of this debt requires additional interest payments on August 1, 2002 and 2003. The additional interest due is 3.5% of the outstanding balance in 2002 and 4% in 2003.

ACPT's loans contain various financial, cross-collateral, cross-default, technical and restrictive provisions; the most significant of which requires the Company to maintain a ratio of aggregate liabilities to tangible net worth of no greater than seven and a half to one. The material negative covenants require ACPT to obtain prior lender approval before incurring any liens on its assets or incurring any additional indebtedness. ACPT is prohibited from making distributions in excess of the minimum distributions required by ACPT's Declaration of Trust without prior lender approval. Lender approval is also required prior to LDA making cash distributions in excess of distributions to pay income taxes on LDA generated taxable income unless certain cash flow conditions exist that provide adequate working capital for debt service and operations for the following twelve months. Lender approval is required prior to ACPT making any guarantee or loan out of the normal course of business. ACPT is prohibited from selling or disposing of substantially all of its assets outside the ordinary course of business or entering into any significant new line of business. LDA may not enter into any transaction with any affiliate out of the normal course of business or for terms less favorable than would be obtained in an arm's-length transaction without prior lender approval. Prior approval is also required for any change in the ownership of LDA, any amendments to LDA's partnership agreement, or any merger, reorganization or acquisition of LDA. As of September 30, 2001, ACPT is in compliance with the provisions of its loan agreements.

As of September 30, 2001, the $37,828,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $8,100,000 of this amount is further secured by investments in apartment rental partnerships.

As of September 30, 2001, recourse investment properties debt is secured by distributions and proceeds from two partnerships that were converted into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,698,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.
(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner, Interstate Business Corporation ("IBC"), of IGC and certain officers and trustees of the Company have ownership interests in various entities that conducted business with the Company during the last two years. The financial impact on the accompanying consolidated financial statements of the related party transactions with these entities and the Company's unconsolidated subsidiaries are reflected below:
CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2001	2000	2001	2000
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 1,380	$ 1,432	$ 473	$ 525
Affiliate of IBC, general partner of IGC		435	385	163	133
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee and James J. Wilson, IGC director		136	129	46	44
Affiliate of James Michael Wilson, Trustee, Thomas B. Wilson,
Trustee, James J. Wilson, IGC director, and an Affiliate of IBC,
General partner of IGC		88	51	50	19
		$ 2,039	$ 1,997	$ 732	$ 721
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 37	$ 266	$ 12	$ 96
		$ 37	$ 266	$ 12	$ 96
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(B1)	$ 292	$ 246	$ 103	$ 79
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A1)	3	(39)	3	(22)
Reimbursement to/from affiliate of Thomas B. Wilson, Trustee		(11)	(53)	-	(24)
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		68	68	23	23
Reimbursement of administrative costs-
IBC, general partner IGC		(27)	(17)	(9)	(5)
Affiliate of IBC, general partner of IGC		(1)	(15)	-	(4)
IGC	(B4)	(22)	(128)	(6)	(35)
James J. Wilson, IGC director	(B3)	150	375	50	125
Thomas J. Shafer, Trustee	(B5)	23	23	8	8
		$ 475	$ 460	$ 172	$ 145
Interest Expense
IGC	(B2)	$ 89	$ 180	$ -	$ 53
		$ 89	$ 180	$ -	$ 53

BALANCE SHEET IMPACT:
		Balance	Balance
		September 30,	December 31,
		2001	2000
Assets Related to Rental Properties
Receivables, all unsecured and due
On demand-
Unconsolidated subsidiaries with third party partners		$ 980	$ 1,108
Affiliate of IBC, general partner of IGC		142	79
Affiliate of James Michael Wilson, Trustee,
and James J. Wilson, IGC director		69	48
		$ 1,191	$ 1,235

Other Assets
Receivables - All unsecured and due on demand
Affiliate of IBC, general partner
of IGC, and Thomas B. Wilson,
Trustee		$ 153	$ 142
IGC	(B4)	141	216
IBC, general partner of IGC		5	-
		$ 299	$ 358

Liabilities Related to Community Development
Notes payable
IGC	(B2)	$ 6,839	$ 7,305

Other Liabilities
IBC, general partner of IGC		$ -	$ 11
Affiliate of IBC, general partner of IGC		-	66
Affiliate of IBC, general partner of IGC
and Thomas B. Wilson, Trustee		67	67
		$ 67	$ 144

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

(B) OTHER

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms not less favorable to the Company than generally available from unaffiliated persons for comparable property.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA. In addition to the portion of interest incurred on this note payable to IGC that was expensed, interest costs of $182,000 and $311,000; $0 and $105,000 were allocated to land development and capitalized in the first nine and three months of 2001 and 2000, respectively. On July 10, 2001, the promissory note of Land Development Associates, S.E. ("LDA") dated as of May 15, 2000 was modified in two respects: (1) payments on the note beginning with the date of modification will be in the amount of 28 percent of the net proceeds from LDA land sales, as further defined in the note modification, and (2) the note became non-interest-bearing beginning with the date of modification. The Board of Trustees approved the terms of the modification which are effective June 6, 2001. Principal payments under the note are likely to be accelerated as a result of the modification, but the change of the note from interest-bearing to non-interest-bearing will result in a reduction in the total amount payable under the note providing an economic benefit to the Company.

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

(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

(7)	GAIN FROM EXPROPRIATION

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. The Company received $1,245,000 in compensation plus interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $155,000 of interest accrued through September 30, 2001.

(8)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in housing rental properties, community development and management services. The Puerto Rico operations include investments in housing rental properties, investments in commercial rental properties, community development, management services and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine and three months ended September 30, 2001 and 2000 (in thousands):
	United	Puerto	Inter-
Nine Months	States	Rico	Segment	Total

2001:

Total revenues	$ 16,896	$ 11,213	$ (620)	$ 27,489
Interest income	98	1,066	(620)	544
Interest expense	2,895	710	(560)	3,045
Depreciation and amortization	1,263	89	-	1,352
Income taxes (benefit)-current	279	907	-	1,186
Income taxes (benefit)-deferred	414	(306)	-	108
Income before income taxes and minority interest	2,267	2,634	(60)	4,841
Net income	1,315	2,033	(60)	3,288
Total assets	73,491	63,501	(12,654)	124,338
Additions to long lived assets	3,815	4,337	-	8,152

2000:

Total revenues	$ 11,058	$ 8,464	$ (564)	$ 18,958
Interest income	60	1,309	(564)	805
Interest expense	3,015	915	(538)	3,392
Depreciation and amortization	1,375	106	-	1,481
Income taxes (benefit)-current	(37)	678	-	641
Income taxes (benefit)-deferred	387	19	-	406
Income before income taxes and minority interest	(274)	2,101	(22)	1,805
Net income	(811)	1,405	(22)	572
Total assets	73,571	58,024	(10,445)	121,150
Additions to long lived assets	2,689	7,917	-	10,606

	United	Puerto	Inter-
Three Months	States	Rico	Segment	Total

2001:

Total revenues	$ 5,370	$ 8,029	$ (224)	$ 13,175
Interest income	65	287	(224)	128
Interest expense	936	193	(182)	947
Depreciation and amortization	422	24	-	446
Income taxes (benefit)-current	92	581	-	673
Income taxes (benefit)-deferred	(70)	(54)	-	(124)
Income before income taxes and minority interest	297	2,063	(42)	2,318
Net income	201	1,536	(42)	1,695
Total assets	73,491	63,501	(12,654)	124,338
Additions to long lived assets	1,530	1,758	-	3,288

2000:

Total revenues	$ 3,721	$ 1,820	$ (232)	$ 5,309
Interest income	20	312	(232)	100
Interest expense	1,042	349	(223)	1,168
Depreciation and amortization	459	31	-	490
Income taxes (benefit)-current	(227)	(127)	-	(354)
Income taxes (benefit)-deferred	(95)	409	-	314
Income before income taxes and minority interest	(135)	270	(10)	125
Net income	125	(11)	(10)	104
Total assets	73,571	58,024	(10,445)	121,150
Additions to long lived assets	1,219	1,770	-	2,989

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 2001 and 2000

Community Development Operations.

U.S.

Community development land sales revenue increased by $5,103,000 to $7,560,000 during the nine months ended September 30, 2001, compared to sales of $2,457,000 during the nine months ended September 30, 2000. During the first nine months of 2001, the Company sold 71 single-family lots and 20 townhome lots for an aggregate residential sales revenue of $4,275,000, and 27 acres of commercial land for $3,285,000, compared to 38 single-family lots and 13 townhome lots totaling $2,303,000, and one acre of commercial land for $154,000 during the same period of 2000. Residential lot sales increased during the first nine months of 2001, compared to the same period in 2000, primarily due to the increased demand in Fairway Village. Commercial land sales are cyclical and usually have a noticeable positive effect on the Company's earnings in the period they reach settlement.

The gross profit margin for the nine months ended September 30, 2001 increased to 31%, compared to 11% in the same period of 2000. This increase was primarily attributable to the increased volume and mix of sales. Commercial sales typically produce higher gross profits due to relatively lower development costs.

Puerto Rico

Community development land sales revenue increased $2,892,000 to $6,813,000 during the nine months ended September 30, 2001, compared to sales of $3,921,000 during the nine months ended September 30, 2000. This increase is attributable to an increase in sales volume and sales price during the nine months ended September 30, 2001, compared to the same period in 2000. The per unit sales price increased from $25,000 to $32,000 and the volume increased from 168 condominium lots in 2000 to 220 condominium lots in 2001. The sales revenues reflect discounts for the imputed interest on the notes taken as partial payment for these sales.

The gross profit margin decreased to 27% during the nine months ended September 30, 2001 from 37% during the nine months ended September 30, 2000. During the first nine months of 2001, the Company incurred $199,000 of costs associated with the clean-up of unsuitable materials located beneath the surface of a parcel sold in 2000 and agreed to pay a contractor $699,000 for development cost overruns regarding the Wal-Mart litigation. There were no similar expenses in 2000.

Rental Property Revenues and Operating Results.

U.S.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 48% to $1,360,000 for the nine months ended September 30, 2001, compared to $921,000 in the same period in 2000. The increase is primarily attributable to a 6% increase in rental revenue, 3% reduction in interest expense, 9% reduction in depreciation and amortization, offset in part by a 5% increase in operating expenses and 39% increase in the minority interest. The increase in rental revenue is a result of reduced vacancies and increased rental rates due to the strong demand for rental housing. The increase in operating expense is primarily attributed to an increase in group insurance costs and maintenance costs. The increased maintenance costs are expected to continue over the next year in conjunction with our overall efforts to improve the appearance and value of our properties in St. Charles.

Equity in Earnings from Partnerships and Developer Fees.

U.S.

Equity in earnings increased 38% to $684,000 during the first nine months of 2001, compared to $497,000 during the first nine months of 2000. The increase is primarily attributable to a subsidy contract adjustment providing retroactive rent increases for one partnership and as a result of the strong demand for rental housing. In addition, the Company's share of cash flow from a partnership increased to 60% from 5% after the limited partners recovered their capital investment in the third quarter of 2001. As a result, the Company recognized an additional $92,000 of earnings during the first nine months of 2001, compared to the same period in 2000.

Puerto Rico

Equity in earnings decreased 37% to $1,011,000 during the first nine months of 2001, compared to $1,601,000 during the first nine months of 2000. The decrease is primarily due to a reduction in earnings from the two partnerships that converted their rental units to condominium units. Most of the condominium units were sold during 2000 generating $1,080,000 of income to the Company during the first nine months of 2000, compared to $39,000 generated during the same period in 2001. This decrease was offset in part by the recognition of $609,000 during 2001 from ELI SE, compared to $214,000 generated during the same period in 2000. ELI commenced operations in July 2000. Therefore, the 2000 period reflects one quarter of operating results and the 2001 period reflects three quarters.

Management and Other Fees.

U.S.

Management and other fees increased 5% to $885,000 in the first nine months of 2001, compared to $844,000 in the same period in 2000. This increase is primarily attributable to the increase in apartment rental rates and reduced vacancy rates of the unconsolidated housing partnerships during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

Puerto Rico

Management and other fees decreased by less than one percent to $1,491,000 during the nine months ended September 30, 2001, compared to $1,497,000 for the nine months ended September 30, 2000. This decrease is attributable to the expiration of four short term management contracts with the Puerto Rico Housing Finance Authority and fees earned from the two partnerships that converted their rental units into condominiums. Most of the condominiums were sold in 2000 resulting in $77,000 of additional fees earned during the first nine months of 2000, compared to the same period in 2001. These decreases were substantially offset by an increase during 2001 in the management fee rate for six properties and HUD's approval in 2001 to adjust the gross income of various non-owned properties.

Gain from Expropriation.

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. The Company received $1,245,000 in compensation plus interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $155,000 of interest accrued through September 30, 2001. There were no similar transactions during the comparable period of 2000.

Interest Expense.

U.S.

Interest expense decreased 5% to $1,097,000 during the nine months ended September 30, 2001, compared to $1,160,000 for the nine months ended September 30, 2000. This decrease is primarily attributable to a decrease in the prime lending interest rate and a decrease in the outstanding debt over the nine months in 2001, compared to the same period in 2000.

Puerto Rico

Interest expense decreased 22% to $710,000 during the first nine months of 2001, compared to $915,000 during the same period in 2000. The decrease is primarily attributable to the reduced outstanding balances of the term loans and the overall reduction in the prime-lending rate.

General and Administrative Expense.

U.S.

General and administrative expenses increased $248,000, 14%, to $2,069,000 for the nine months ended September 30, 2001, compared to $1,821,000 for the same period of 2000. Sixty-eight percent of this increase is attributable to the difference in the corporate expenses allocated to the Puerto Rico operations due to a reduction in consulting fees incurred during the nine months ended September 30, 2001, compared to the same period in 2000. The remaining 32% of the increase is primarily due to a 71% increase in group insurance, reduced services billed to IGC and certain non-consolidated entities, incentive rights offset in part by the reduction in legal expenses related to HUD compliance and reduced consulting fees paid to James J. Wilson during the nine months ended September 30, 2001, compared to the same period in 2000. During the first nine months of 2001, the Company granted 170,000 incentive rights to the independent trustees and certain employees and repriced the incentive rights transferred from IGC, resulting in the recognition of $68,000 of compensation expense in 2001 with no similar costs incurred during the comparable period in 2000.

Puerto Rico

General and administrative expenses decreased $89,000, 3%, to $2,787,000 during the nine months ended September 30, 2001, compared to $2,876,000 for the nine months ended September 30, 2000. The decrease is primarily attributable to the reduction in corporate expenses allocated to the Puerto Rico operations offset by the payment in 2001 of $67,000 for municipal taxes on certain distributions made in 1995 and 1996, uncollectable management fees for non-owned properties no longer managed and bond guarantee fees. In addition, Equus moved out of the shared office space in April 2001, resulting in an increase in the Company's share of rent and other expenses for the period of May through September of 2001.

For the Three Months Ended September 30, 2001 and 2000

Community Development Operations.

U.S.

Community development land sales revenue increased $1,455,000 to $2,254,000 during the three months ended September 30, 2001, compared to sales of $799,000 during the three months ended September 30, 2000. The increase was primarily attributable to an increase of $1,052,000 in residential lot sales and $402,000 in commercial sales during the third quarter of 2001, compared to the third quarter of 2000. There continues to be a strong demand in Fairway Village as reflected by the 27 single-family lot sales during the three months ended September 30, 2001, compared to the 15 single-family lots sold during the same period in 2000.

The gross profit margin for the three months ended September 30, 2001 increased to 19%, compared to 15% in the same period of 2000. This increase was due primarily to a commercial land sale in the third quarter of 2001 with no comparable sale in the third quarter of 2000.

Puerto Rico

Community development land sales revenue increased $6,613,000 to $6,813,000 during the three months ended September 30, 2001, compared to sales of $200,000 during the same period of 2000. This increase is attributable to an increase in sales volume and sales price during the three months ended September 30, 2001, compared to the same period in 2000. The per unit sales price increased from $25,000 to $32,000. During the third quarter of 2001, the Company sold land for 220 condominium units, compared to eight units during the third quarter of 2000. The 2001 sales revenue reflects a discount for the imputed interest on the note taken as partial payment for the sales.

The gross profit margin decreased to 30% during the third quarter in 2001 from 36% during the third quarter in 2000. During the third quarter of 2001, the Company agreed to pay a contractor $699,000 for development cost overruns regarding the Wal-Mart litigation. There were no similar expenses in 2000.

Homebuilding Operations

During July 2001, the Company broke ground on a 208 unit condominium project, Brisas de Parque Escorial. Construction is expected to be completed within 24 months. Delivery of units to homebuyers is expected to commence during the third quarter of 2002. All project costs to date have been capitalized.

Rental Property Revenues and Operating Results.

U.S.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 30% to $404,000 for the three months ended September 30, 2001, compared to $310,000 in the same period in 2000. The increase is primarily attributable to a 4% increase in rental revenue, 4% reduction in interest expense, 9% reduction in depreciation and amortization, offset in part by a 6% increase in operating expenses and 21% increase in the minority interest. The increase in rental revenue is a result of reduced vacancies and increased rental rates due to a strong rental housing demand. The increase in operating expenses is primarily attributable to an increase in group insurance expense and maintenance cost. The increased maintenance cost is expected to continue over the next year in conjunction with our overall efforts to improve the appearance and value of our properties in St. Charles.

Equity in Earnings from Partnerships and Developer Fees.

U.S.

Equity in earnings increased 11% to $199,000 during the three months ended September 30, 2001, compared to $180,000 during the three months ended September 30, 2000. This increase is primarily attributable to the increase in the Company's share of cash flow from a partnership after the limited partners recovered their capital investment. The Company's share of earnings increased to 60%, compared to 5% during the same period in 2000. As a result, the Company recognized an additional $24,000 of earnings during the third quarter of 2001.

Puerto Rico

Equity in earnings decreased $383,000 to $321,000 during the three months ended September 30, 2001, compared to $704,000 during the three months ended September 30, 2000. The decrease is primarily attributable to a reduction of earnings from the two partnerships that converted their rental units to condominium units. Most of the condominium units were sold during 2000, resulting in the recognition of $383,000 of earnings during the third quarter of 2000 and none during the comparable quarter in 2001.

Management and Other Fees.

U.S.

Management and other fees increased 9% to $304,000 for the three months ended September 30, 2001, compared to $280,000 in the same period in 2000. This increase is primarily attributable to the increase in apartment rental rates and reduced vacancies due to a strong rental housing market.

Puerto Rico

Management and other fees decreased 6% to $529,000 during the three months ended September 30, 2001, compared to $565,000 for the three months ended September 30, 2000. The decrease is attributable to the $110,000 of fees earned during the third quarter of 2000 from the sale of residential units in two properties that were converted to condominiums. Both properties were sold out prior to the third quarter of 2001. This decrease was partially offset by HUD's approval during the third quarter of 2001 to increase the management fee rates for six properties.

Interest Expense.

U.S.

Interest expense decreased 19% to $350,000 during the three months ended September 30, 2001, compared to $431,000 for the three months ended September 30, 2000. This decrease is primarily due to a decrease in the prime lending interest rate and the terms of the Red Mortgage Capital loan modification in 2000. The annual additional interest charged on the August 1 anniversary dates of the loan was eliminated for the 2001 anniversary.

Puerto Rico

Interest expense decreased 45% to $193,000 during the three months ended September 30, 2001, compared to $349,000 during the same period in 2000. The decrease is primarily attributable to the reduced outstanding debt balances of the term loans and the overall reduction in the prime-lending rate.

General and Administrative Expense.

U.S.

General and administrative expenses increased $43,000, 7%, to $680,000 for the three months ended September 30, 2001, compared to $637,000 for the same period of 2000. The total general and administrative costs incurred by the U.S. was 5% less during the quarter ended September 30, 2001, compared to the same period in 2000. The reduction is primarily attributable to reduced legal fees related to HUD compliance and consulting fees paid to James J. Wilson, offset in part by increased group insurance costs, reduced back charges to IGC and other non-consolidated entities, and increased recognition of compensation expense related to stock incentive rights during the third quarter of 2001, compared to the same quarter in 2000. This net 5% reduction in general and administrative costs was fully offset by the reduction of the corporate expenses allocated to the Puerto Rico operations, resulting in an increase in the general and administrative costs allocated to the U.S. operations in the third quarter 2001, compared to the third quarter 2000.

Puerto Rico

General and administrative expenses decreased 8% to $955,000 during the three months ended September 30, 2001, compared to $1,040,000 for the quarter ended September 30, 2000. The decrease is primarily attributable to the reduction in the corporate costs allocated to Puerto Rico operations, offset in part by additions to the employee staff and the change in bad debt expense for the third quarter 2001, compared to the same period in 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $3,062,000 and $5,867,000 at September 30, 2001 and December 31, 2000, respectively. This decrease was attributable to $11,588,000 used in investing activities and $3,532,000 used in financing activities, offset by $12,315,000 provided by operations. The cash outflow for investing activities was primarily attributable to $8,152,000 of land improvements put in place for future land sales, $1,839,000 of homebuilding improvements, and $1,190,000 of additions to the consolidated rental properties. During the first nine months of 2001, $13,903,000 of debt repayments was made, compared to $10,381,000 of debt advances received. The cash inflows from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

The Company has historically met its liquidity requirements principally from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. During the third quarter, two Fairway development loans were paid in full and the Company closed a $25,000,000 construction loan for Brisas, a 208-unit homebuilding project in Parque Escorial. The construction loan provided a land release payment of $3,931,000 applied against other First Bank loans. In addition, the First Bank development loan was modified to provide an additional $5,500,000 of development funds. Bank Trust extended the maturity date of the $427,000 loan to November 30, 2001 while the bank considers the possibility of refinancing this loan. The Company has sufficient loans in place to develop the projects currently underway in St. Charles and Parque Escorial.

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, reduce payables and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings and proceeds from sales of properties. The Company's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $11,277,000 of loans that are due in the next twelve months are expected to meet the Company's financial requirements for the next year. However, there are no guarantees these expectations will be met.

Debt Summary

Substantially all of ACPT's assets are encumbered by $44,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
					Balance
	Maximum	Interest		Maturity	Outstanding
	Borrowings	Rate (a)		Date	9/30/01

Red Mortgage Capital	$ 8,089	P+1.25%	(b)	7/31/04	$ 8,089
First Bank-phase III	5,779	P+1.0%		6/30/02	793
First Bank-land development	4,961	P+1.0%		6/30/02	4,865
First Bank-working capital	5,879	P+1.0%		6/03/03	5,846
First Bank-homebuilding	25,000	P		8/31/03	5,125
The Columbia Bank	4,997	P+1.25%		2/15/06	4,711
The Columbia Bank	1,500	P+1.25%		6/15/03	1,499
Bank Trust	427	(c)		11/30/01	427
Washington Savings Bank	295	9.5%		9/30/02	85
Banco Popular	5,100	P+1.0%		7/31/02	5,100
Interstate General Company L.P.	6,839	N/A		8/02/09	6,839
Other miscellaneous	244	Various		Various	244
	$ 69,110				$ 43,623
    P = Prime lending interest rate.
    Interest rate has a floor of 10%.
    Interest is calculated at 250 points over LIBOR.

Forward-Looking Statements

Subsequent to September 30, 2001, the Company closed a $2.5 million development revolver with Columbia Bank for the next parcel in Fairway Village. The note bears interest at a rate of prime plus 1.25% and matures in three years with two six month extension provisions.

The Company received a commitment from SouthTrust Bank to refinance the Red Mortgage Capital loan, which is expected to close in November 2001. The note will bear interest at three-quarters of one percent above SouthTrust's base rate, for a term of three years with a one-year extension provision. The release provision, interest rate and annual fees are more favorable under the new loan provisions, compared to the requirements of the Red Mortgage Capital loan. In addition, the encumbrances on the Company's interest in the housing partnerships will be released.
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

As of September 30, 2001, there have been no material changes in the Company's financial market risk since December 31, 2000 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269 (Circuit Court for Charles County, Maryland), an officer of the Company and St. Charles Community, LLC, a subsidiary of ACPT, were named as defendants in a complaint alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed the individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against St. Charles Community, LLC is the trespass count.

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

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. On August 30, 2001 as a good faith gesture, LDA entered into a settlement agreement with the construction contractor (Rexach Construction Company, Inc.). The Company paid the contractor $620,000 and agreed to pay an additional $79,000 of repairs that are needed. The settlement released LDA from any liability to Rexach on the Parque Escorial construction project and assigned Rexach's rights against Wal-Mart to LDA. The case between Wal-Mart and LDA continues and the next court date has been set for February of 2002.

Land Development Associates, S.E. vs. Wal-Mart Puerto Rico, Inc., No. FPE2001-0467(405), District Court, Carolina, Commonwealth of Puerto Rico. On July 12, 2001 LDA filed an injunction action against Wal-Mart Puerto Rico, Inc. to stop it from constructing any additional commercial footage in the shopping center. The original contract between the parties called for a total of 600,000 square feet of commercial space; allotted to Wal-Mart. LDA contends that Wal-Mart has constructed 698,000 square feet of commercial space and continues construction. Wal-Mart issued a request for dismissal on September 28, 2001. On October 9, 2001 LDA filed an opposition to the request for dismissal. The case currently is in discovery proceedings.

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). St. Charles Associates sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether studies procured by the County in 1991, 1992, 1996 and 2000 justify the level of sewer and water connection fees which the County imposes upon the St. Charles Communities and (2) whether St. Charles Associates ("SCA") and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The Maryland Court of Appeals declined to review the case, so that decision of the Court of Special Appeals is now final.

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claims justifies increasing sewer connection fees in the St. Charles Communities. SCA and IGC have filed objections to that study and are in the process of challenging its validity under the 1989 Agreement.

The County also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. The County subsequently filed a petition for writ of certiorari with the Court of Appeals of Maryland and the Court of Appeals agreed to review the case. On November 8, 2001, the Court of Appeals affirmed the December 5, 2000 decision of the Court of Special Appeals in its entirety, unanimously concluding that the right to a reduced sewer connection fee extends to all purchasers of land in the St. Charles Communities.

The Company is engaged in discussions with the County officials that, if successful, could result in a settlement of all outstanding disputes between the parties. It is not known at this time whether these discussions will be successful, and if so, what the terms of any agreement reached will be.
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
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 14, 2001	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 14, 2001	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller