Form 10-K
period 2001-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2002-04-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 2002 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $17,904,905. As of March 1, 2002, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

AMERICAN COMMUNITY PROPERTIES TRUST

2001 Form 10-K Annual Report

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

ACPT is a self-managed holding company that owns all of the outstanding equity interests in American Rental Management Company ("American Management"), American Land Development U.S., Inc. ("American Land"), and IGP Group Corp. ("IGP Group") and all of the common stock of American Rental Properties Trust ("American Rental"). ACPT and all of its subsidiaries are herein referred to collectively as the "Company" or "ACPT".

ACPT is engaged in five principal lines of business: (i) ownership of rental apartment properties in the United States and Puerto Rico, (ii) community development in the United States and Puerto Rico, (iii) property management services in the United States and Puerto Rico, (iv) development of commercial rental properties and/or ground leases in Puerto Rico, and (v) construction and sales of homes in Puerto Rico. Set forth below is a brief description of these businesses.

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

The partnership agreements of nine of the U.S. apartment partnerships provide that American Housing will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner. In two of those partnerships, American Housing also receives 25.5% of the distributable surplus cash from operations as a limited partner. In three partnerships, American Housing receives 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, American Housing as general partner will receive 50% of the distributable cash flow from operations, refinancings and dispositions. In two of these partnerships, American Housing also receives 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their contributions, American Housing's general partner's distributions increase to 50% and its share of capital limited partnership distributions decreases to 25.5%. In one of these partnerships, American Housing directly and indirectly will receive 100% of the distributable cash flow from operations. ACPT is evaluating the feasibility of upgrading the 208 units owned by Bannister Associates Limited Partnership and converting them from subsidized to fair market rental units.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
		No. of	12/31/01	Occupancy	Expiration
		Apt.	Project Cost	at	of Subsidy
		Units	(in thousands)	12/31/01	Contract

Bannister Associates Limited Partnership	(1)	167	$ 5,352	96%	2017
		41			2002
Brookside Gardens Limited Partnership	(2)	56	2,672	98%	N/A
Crossland Associates Limited Partnership	(3)	96	3,031	94%	N/A
Fox Chase Apartments General Partnership	(4)	176	7,999	94%	N/A
Headen House Associates Limited Partnership	(5)	136	6,208	99%	2005
Huntington Associates Limited Partnership	(6)	204	10,593	96%	2005
Lakeside Apartments Limited Partnership	(7)	54	4,192	100%	N/A
Lancaster Apartment Limited Partnership	(8)	104	5,010	95%	N/A
New Forest Apartments General Partnership	(4)	256	13,976	88%	N/A
Palmer Apartments Associates
Limited Partnership	(9)	152	5,838	95%	2002
Wakefield Terrace Associates	(10)	164	6,599	95%	2020
Limited Partnership		40			2002
Wakefield Third Age Associates	(11)	84	3,233	99%	2019
Limited Partnership		20			2002
Essex Apartments Associates Limited Partnership	(12)	496	19,086	99%	2006
		2,246	$ 93,789
    Receives subsidies under the National Housing Act up to a maximum of $186,255 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
    Not subsidized.
    Not subsidized, but 20% of the units are subject to income guidelines.
    Receives subsidies under the National Housing Act up to a maximum of $1,399,236 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,053,080 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    56 units are subsidized and receive subsidies under the National Housing Act up to a maximum of $479,774 per year. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $196,395 per year.
    Receives subsidies under the National Housing Act up to a maximum of $91,480 per year.
    Receives subsidies under the National Housing Act up to a maximum of $3,475,424 per year.

Puerto Rico.

In addition, ACPT, indirectly through its partnership subsidiary IGP Group, and IGP Group's partnership subsidiary IGP, holds interests in 9 Puerto Rico apartment partnerships which collectively own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships are financed by non-recourse mortgages, with the exception of a 50% guarantee on principal and accrued interest on two properties with outstanding mortgages of $7,767,000.

Five of the Puerto Rico partnership agreements provide that IGP receive 50% of the net cash flow from operations. In the remaining four partnerships, IGP receives a 0% to 5% interest in profits, losses and net cash flow from operations until the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share in 50% to 60% of cash distributions from operations, refinancing and disposition. As a result of loans made to various Puerto Rico apartment partnerships, IGP also holds notes payable from the partnerships. The notes are required to be paid prior to paying partnership distributions from refinancing, sale or other capital events.

Puerto Rico has an estimated population of 3.8 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. Per capita personal income is $7,296 with an average family income of $24,337 in fiscal year 2000. The economy of Puerto Rico registered a real growth in its gross product of 4.3% in 2000 as compared to 4.2% in 1999. ACPT may benefit from the continuation of these trends.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
		No. of	12/31/01	Occupancy	Expiration
		Apt.	Project Cost	at	of Subsidy
		Units	(in thousands)	12/31/01	Contract

San Anton	(1)	184	$ 4,754	99%	2004
Monserrate Associates	(2)	304	11,883	100%	2004
Alturas del Senorial	(3)	124	4,767	99%	2004
Jardines de Caparra	(4)	198	7,504	100%	2005
Colinas de San Juan	(5)	300	12,361	99%	2002
Bayamon Gardens	(6)	280	13,764	100%	2011
Vistas del Turabo	(7)	96	3,438	100%	2021
Monserrate Tower II	(8) (9)	304	12,686	99%	2020
Santa Juana	(8) (10)	198	7,607	99%	2020
Torre De Las Cumbres	(8) (11)	155	6,819	100%	2020
De Diego	(8) (12)	198	7,682	98%	2020
Valle del Sol	(13)	312	15,654	99%	2003
		2,653	$ 108,919
    Receives subsidies under the National Housing Act up to a maximum of $1,023,030 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,240,784 per year.
    Receives subsidies under the National Housing Act up to a maximum of $699,360 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,400,000 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,513,000 per year.
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

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2002 and 2021. HUD is currently processing applications for the extension of the subsidy contracts that expire in 2002. ACPT intends to seek the renewal of expiring subsidy contracts for its properties. HUD has in the past approved new subsidy contracts for five-year terms, renewable annually, with the exception of one Puerto Rico property, which HUD is in the process of finalizing. The Section 8 contracts within the 236 communities will be renewed annually. Section 8 contracts renewed in 2002 will probably be for five-year terms subject to certain requirements, including rent comparability studies.

HUD has received Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live, which is likely to include the dwelling unit in which they currently reside. This may impact the income stream of certain properties. However, ACPT intends to maintain its properties in order to preserve their values and retain residents.

The HUD contract renewal process has been revised annually. Owners have six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

Competition.

ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties average approximately 98% occupancy year round. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units typically benefits.

CONDOMINIUM CONVERSION.

Puerto Rico.

Most of the apartment properties in Puerto Rico were designed, located and maintained with the expectation that they may be converted into condominiums upon the expiration of subsidy contracts 20 to 40 years after construction. The existing debt on most of the Puerto Rico apartment properties is low compared to present fair values. In addition, the demand for centrally located residential units within the San Juan metropolitan area, coupled with the acceptance of the condominium concept in Puerto Rico, make condominium conversions of these apartment units an attractive strategy.

ACPT's subsidiary, IGP, has been successful in converting rental apartments, having previously converted 1,800 units in Puerto Rico owned by IGP and certain affiliates. IGP completed the process of converting two former apartment properties, Monte de Oro and New Center, into condominiums, selling the last nine units in 2001.

ACPT does not currently intend to convert other properties, and will pursue extensions of subsidy contracts as they mature.

United States.

ACPT does not currently intend to convert any of its U.S. properties into condominiums.

COMMUNITY DEVELOPMENT.

ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land in the master planned communities of St. Charles, Maryland, and Parque Escorial, in Carolina, Puerto Rico. The land in both communities is being developed by ACPT and its affiliates for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, as well as commercial and industrial uses. ACPT may also develop for residential use part of a planned commercial development in Canovanas, Puerto Rico.

St. Charles.

ACPT, indirectly through American Land, owns more than 4,300 undeveloped acres in the planned community of St. Charles, containing a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase to 169,300 by 2015. The 2000 average household income in Charles County is estimated at $77,400. The County issued permits for 382,843 square feet of new commercial/industrial construction in 2000 maintaining its steady level of non-residential development as well as residential.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (which has been substantially completed), Fairway Village (currently under development), and Piney Reach and Wooded Glen, both undeveloped. Each village consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18-hole public golf course. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.

The development of St. Charles as a planned unit development ("PUD") began in 1972 when a comprehensive planned unit development agreement for St. Charles was approved by Charles County. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2000, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is currently being developed. The master plan provides for 3,346 dwelling units on 1,287 acres, including an industrial park and a 40-acre commercial center. Since the opening of Fairway Village in 1999, buyer activity and home sales have steadily increased. The model home park now has four completed units. The newest addition to Fairway's list of builders, Washington Homes, Inc. completed its model in April 2001 and experienced steady sales. Seventy-six of the 79 fully developed single-family detached lots in the first phase and 70 of the 72 developed lots in the second phase have been settled by builders as of December 31, 2001. Construction on the next 98 single-family lots is underway with delivery expected in the spring of 2002. The development of 61 small single-family detached lots was completed for lot delivery to Washington Homes in the fall of 2001. Eight lots settled by year's end. The engineering of an additional 73 lots is near completion. Infrastructure construction may begin in the spring of 2002 for lot deliveries in the fall of 2002. Design plans for the next 69 lots are underway.

The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,300 acres, and are planned for development after the completion of Fairway Village. The total number and mix of residential units must be approved by the County Commissioners before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained.

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

The Charles County government continues to administer its newly adopted school allocation policy that confirms available school capacity prior to the recording of final subdivision plats. St. Charles has received allocation approval for the next 98 lots, as well as allocation for the 61 small lots. Allocation for an additional 57 lots was obtained during 2001 and 12 in January 2002. Additional allocation capacity is expected in July 2002. The allocation system is based upon the distribution of available school capacity within each of the County's high school districts. Land development projects receive available allocation based upon the approval date of the preliminary plan of subdivision. Because Fairway Village received preliminary plan approval in August 1994, it is the oldest approved plan and therefore remains at the top of the allocation list. During each six-month cycle, Fairway Village is the first project offered available allocation within its high school district. ACPT's Board of Trustees and the Charles County Commissioners have approved an agreement that will grant the Company a sufficient amount of allocations annually to continue the development of Fairway Village.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640-unit project being developed by Miller & Smith, Charles Crossing, a 451-unit project being developed by a local developer, and Southwinds, a 367-unit project being developed by Washington Homes. Smaller projects are being developed by more than 20 other developers. Major national and regional homebuilders are attracted by the growing marketplace. In this very price sensitive market, ACPT attempts to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. ACPT intends to continue this strategy.

Environmental Impact

Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically the land has been used for farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for Sheffield Neighborhood in Fairway Village, the next phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while plans are being reviewed by local, state and federal agencies for environmentally sensitive areas.

ACPT's predecessor, IGC, settled the ongoing litigations regarding the disturbance of wetlands. The property held by ACPT in St. Charles was not subject to that litigation.

Parque Escorial.

ACPT, indirectly through American Land, IGP Group and IGP holds a 100% interest in Land Development Associates ("LDA"), which in 1989 acquired the 440-acre site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1994 and contemplates the construction of 2,700 dwelling units of various types on 290 cuerdas and the development of 150 cuerdas for commercial, office and light industrial uses. LDA has developed and sold 253 cuerdas, and continues to own 187 cuerdas of developed and undeveloped land. A cuerda is the equivalent of .9712 acres. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Development of Parque Escorial began in 1994 with the sale of 61 acres of commercial land to Wal-Mart. Wal-Mart and Sam's Club stores, each consisting of 125,000 square feet, opened in 1995. Since then a total of 700,000 square feet of commercial space has opened. Commercial land in Parque Escorial is currently selling at approximately $1.1 million per acre. Residential development began in 1996 mainly by private developers. Development of residential projects include 216 "walk-up" condominiums built and sold by a joint venture 50% owned by IGP Group and a 208 unit project currently under construction, owned 100% by IGP Group.

Site improvements for the current residential phase, comprising approximately 1,168 units, is substantially complete. All units have been sold except for 172 remaining as of December 31, 2001. The next residential phase, the top of the hill, comprising approximately 436 units is in the design stage.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to planning commission review and approval. LDA has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide adequate water and sewer capacity for 3,000 units, which includes commercial land development.

ACPT believes that in addition to developing commercial land for sale, opportunities exist to develop commercial rental properties in Puerto Rico, such as a commercial office building in Parque Escorial and a film and television studio in Canovanas.

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

Environmental Impact

Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land.

COMMERCIAL RENTAL PROPERTIES.

In December 1998, LDA transferred title to a 7-acre site in Parque Escorial's office park on which a 150,000 square foot building was built by ELI S.E., a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a Government Agency, for thirty years at the end of which the lessee can acquire it for $1. For income tax and book purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax-free. The tax-free status stays intact when ELI distributes its income to LDA.

LDA also owns approximately 505 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. At present, LDA is in the process of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater, and an amusement park. In 1999, the Puerto Rico Government enacted Bill 1958, "The Film Industry Law". This law provides tax incentives and credits to producers, film projects and infrastructure developers in an effort to attract the film industry to Puerto Rico. Portions of the land may also be developed for residential use. In the fourth quarter of 2000, a land/building lease contract was signed with Flying Horse Productions for the first phase of this project which consists of 9 acres. LDA is responsible for the segregation of the land, securing the use permits and delivery of a complex not later than 24-months after receiving the final plans and specifications from Flying Horse Productions. The responsibility of LDA for the construction of the project is capped at $11.5 million; the total cost of which is estimated at $60 million. Any amounts in excess of $11.5 million must be provided by Flying Horse Productions.

PROPERTY MANAGEMENT.

ACPT, indirectly through its subsidiary American Management, operates a property management business in the United States. American Management earns fees from the management of 4,176 rental apartment units, including 2,246 units in which ACPT holds an ownership interest. Management fees for the 2,246 units are based on a percentage of rents ranging from 5% to 10.41%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. Management fees for other apartment properties range from 2.5% to 5% of rents.

In addition, IGP earns fees from the management of 2,653 rental apartment units owned by the nine Puerto Rico apartment partnerships in which IGP holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.25% to 9.25%. The management contracts for these properties have terms of three years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico apartment partnerships. Upon the conversion of units to condominiums, management fees cease. However, IGP customarily receives fees in connection with managing the conversion process.

IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of LIHPRHA. The management agreements for these properties expire March 15, 2004.

HOMEBUILDING IN PUERTO RICO.

During 2001, IGP incorporated Brisas de Parque Escorial, Inc., a Puerto Rico corporation, to construct and build a 208-unit residential project. The project is located in Parque Escorial, and has been carefully planned for completion and delivery in coordination with two third-party developers currently building 368 units in Parque Escorial. Residential sales are continuing at a steady pace of 12 to 16 units per month. This pace is expected to continue. The project is a "walk-up" type and will be in the range for FHA financing within the area's guidelines.

GENERAL.

Employees.

ACPT had 254 full-time employees as of December 31, 2001, 112 in the United States and 142 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.
ITEM 2.	PROPERTIES

ACPT owns real property located in Maryland and Puerto Rico. As of December 31, 2001, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory- Residential lots Commercial, office or light industrial acres	79 106
Under development- Residential lots Commercial, office or light industrial acres	343 96
Pre-development - master plan approved Residential lots Commercial, office or light industrial acres	2,791 563
Held for future development acres	2,776

Carolina, Puerto Rico
Finished inventory- Residential lots Commercial, office or light industrial acres	172 10
Under development- Residential lots Commercial, office or light industrial acres	-- 7
Pre-development- Residential lots	175
Held for future development acres	120

Canovanas, Puerto Rico
Held for future development acres	505
ITEM 3.	LEGAL PROCEEDINGS

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269 (Circuit Court for Charles County, Maryland). In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against the Company is the trespass count. The case is scheduled to go to trial in December 2002.

St. Charles Planning & Design Review Board-Smallwood Village vs. George C. Vann, et al., No. 08-C-01-264 (Circuit Court for Charles County, Maryland). The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. A hearing has been scheduled for May 23, 2002. The Company will vigorously defend against these charges.

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

Wal-Mart Puerto Rico, Inc. vs. Land Development Associates, S.E., et al, No. KAC97-0992, Superior Court of San Juan, Puerto Rico. Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. On August 30, 2001, LDA entered into a settlement agreement with the construction contractor (Rexach Construction Company, Inc.). The Company paid the contractor $620,000 for cost overruns and agreed to pay an additional $79,000 of repairs that are needed. In February 2002 LDA paid Wal-Mart $233,000 in full settlement of this case.

Land Development Associates, S.E. vs. Wal-Mart Puerto Rico, Inc., No. FPE2001-0467(405), District Court, Carolina, Commonwealth of Puerto Rico. On July 12, 2001 LDA filed an injunction action against Wal-Mart Puerto Rico, Inc. to stop it from constructing any additional commercial footage in the shopping center. The original contract between the parties called for a total of 600,000 square feet of commercial space; allotted to Wal-Mart. LDA contends that Wal-Mart has constructed 698,000 square feet of commercial space and continues construction. Wal-Mart issued a request for dismissal on September 28, 2001. On October 9, 2001 LDA filed an opposition to the request for dismissal. The case was settled on March 7, 2002. Pursuant to the terms of the settlement, Plaza Escorial Partners, S.E. ("PEPSE" and successor to Wal-Mart) agreed to pay $1 per square foot for development in excess of 600,000 square feet and agreed to a series of restrictions on additional development. The document has been submitted to the District Court for its final approval.

St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). The Company sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether studies procured by the County in 1991, 1992, 1996 and 2000 justify the level of sewer and water connection fees which the County imposes upon the St. Charles Communities and (2) whether the Company is entitled to recover what it regards as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees, but did not justify a similar increase in sewer connection fees. The Court further held that the Company may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The Maryland Court of Appeals declined to review the case, so the decision of the Court of Special Appeals is now final.

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claims justifies increasing sewer connection fees in St. Charles Communities. The Company filed objections and is in the process of challenging its validity under the 1989 Agreement in the Circuit Court for Charles County.

The County also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land is sold in St. Charles Communities. In November 2001, the Court of Appeals of Maryland affirmed the decision.

Also pending in the Maryland Tax Court, a state administrative agency, are the Company's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 4A.	EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 2001 are as follows:
Name	Age	Position

J. Michael Wilson	36	Chairman and Chief Executive Officer
Edwin L. Kelly	60	President and Chief Operating Officer
Paul A. Resnik	54	Senior Vice President and Secretary
Carlos R. Rodriguez	56	Senior Vice President
Eduardo Cruz Ocasio	55	Vice President and Assistant Secretary
Cynthia L. Hedrick	49	Vice President
Nancy M. Shambaugh	44	Vice President
Richard E. Barnas	41	Vice President
Hector O. Ramos	44	Vice President and Assistant Secretary
Jorge Garcia	63	Vice President of IGP

The following is a brief account of the business experience during the past five years through December 31, 2001 of each officer:

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

Carlos R. Rodriguez was appointed Executive Vice President of the Company in January 2002 after serving as Senior Vice President since June 1999. Prior to that date, he served in various capacities with the predecessor company and its affiliates.

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
		Cash Dividends		Price Range of ACPT Shares
		Total	Per Share	High	Low

2001	Quarter
	Fourth	$ -	$ -	$ 6.25	$ 4.80
	Third	-	-	5.14	4.75
	Second	-	-	5.10	4.90
	First	-	-	6.50	4.00

2000	Quarter
	Fourth	$ -	$ -	$ 4.50	$ 4.13
	Third	-	-	4.63	4.06
	Second	-	-	5.38	3.75
	First	-	-	6.50	3.13

As of the close of business on March 1, 2002, there were 176 shareholders of record. As of March 1, 2002, the closing price reported by the American Stock Exchange was $7.50 per share.

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

The following table sets forth financial and operating information of ACPT for the five year period ended December 31, 2001 as if it had been a separate company operating for all periods presented. It should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Income Statement Data:
Land sales	$ 16,991	$ 13,576	$ 17,520	$ 16,670	$ 13,165
Rental property revenues	10,299	9,738	9,229	8,979	8,737
Management and other fees	3,341	3,738	3,213	3,447	3,775
Equity in earnings from partnerships
and developer fees	2,184	3,234	1,396	1,638	1,509
Gain from expropriation	630	-	-	-	-
Interest and other income	902	1,185	1,189	1,031	943
Total revenues	34,347	31,471	32,547	31,765	28,129
Cost of land sales	11,922	8,783	10,947	11,106	8,494
Interest expense	3,864	4,535	4,183	3,724	3,820
General and administrative expense	6,497	6,357	6,051	5,793	6,607
Other operating expenses	6,286	5,990	6,347	7,974	6,744
Total expenses	28,569	25,665	27,528	28,597	25,665
Minority interest	(323)	(226)	(414)	(697)	(600)
Income tax provision	1,652	1,898	18	1,289	470
Extraordinary item-early extinguishment of debt
(less applicable income taxes of $149)	663	-	-	-	-
Net income	3,140	3,682	4,587	1,182	1,394
Basic and fully diluted earnings per share	$ 0.60	$ 0.71	$ 0.88	$ 0.23	$ 0.27

Balance Sheet Data:
Assets related to rental properties	43,734	45,595	47,345	47,577	47,421
Assets related to commercial properties	5,021	5,174	4,996	4,535	-
Assets related to community development	59,442	63,558	60,152	57,683	61,647
Assets related to homebuilding	6,929	211	-	-	-
Cash and other assets	8,914	10,165	8,915	8,371	6,054
Total assets	124,040	124,703	121,408	118,166	115,122
Debt related to rental properties
Recourse	427	602	882	2,723	969
Non-recourse	37,102	37,677	38,188	38,662	39,101
Debt related to community development
Recourse	37,327	45,855	42,497	42,013	39,784
Non-recourse	-	-	-	-	2,295
Debt related to homebuilding
Recourse	6,194	-	-	-	-
Other liabilities	13,856	14,565	17,604	18,035	16,957
Total liabilities	94,906	98,699	99,171	101,433	99,106
Shareholders' equity	29,134	26,004	22,237	16,733	16,016

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)

Operating Data:
Rental apartment units managed at
end of period (includes remaining units
under condominium conversion)	7,747	7,756	8,566	8,650	8,139
Units converted to condominiums and sold	9	299	84	-	-
Community Development
Residential lots sold	333	438	222	399	231
Residential lots transferred to homebuilding	208	-	-	-	-
Residential lots transferred to joint venture	-	-	-	-	118
Commercial and business park acres sold	59	5	97	43	17
Undeveloped acres sold	-	-	-	-	381

Other:
EBITDA (1)	$ 13,463	$ 14,078	$ 12,929	$ 10,808	$ 8,704
    EBITDA - Earnings before interest, taxes, depreciation and amortization is presented as a comparative measurement tool. It is calculated by adding back to net income, interest expense, interest included in cost of sales, extraordinary item for the early extinguishment of debt, provision for income taxes, depreciation and amortization.
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

The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles through the Company's accounting policies. These policies may require the use of estimates. The most critical policy used involves the allocation of land and development costs to the lots or parcels sold in any given period. The cost of sales is determined by the relative sales value method which relies on estimated costs and sales values. Residential and commercial land sales can be highly cyclical. Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots in a timely manner. Failure to sell such lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. Even though our cost estimates are based on outside engineers' cost estimates, historical cost and current actual development costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations. Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.

For the Years Ended December 31, 2001 and 2000

U.S.

Community Development Operations.

Community development land sales revenue increased by $6,289,000 to $10,178,000 during the twelve months ended December 31, 2001, compared to sales of $3,889,000 during the twelve months ended December 31, 2000. During 2001, 87 single-family lots were sold for an average sales price of $50,800 and 26 townhome lots for an average sales price of $32,900, compared to 51 single-family lots for an average sales prices of $49,900 and 19 townhome lots for an average sales price of $32,100 during 2000. Residential lot sales volume and price increased during 2001, compared to the same period in 2000, primarily due to the increased demand in Fairway Village. During 2001, 59 acres of commercial land were sold for a sales price that ranged from $.92 to $12.58 per square foot, depending on its location and level of onsite development, as compared to five acres for an average sales price ranging from $2.52 to $8.04 per square foot during 2000. Commercial land sales are cyclical and usually have a noticeable positive effect on the Company's earnings in the period they reach settlement.

The gross profit margin for the twelve months ended December 31, 2001 increased to 35%, compared to 12% in the same period of 2001. The increase was primarily attributable to the increased sales volume that provides a larger offset for the period costs and to the mix of sales. Certain commercial parcels typically produce higher gross profits due to their location and relatively lower development costs. The average gross profit margin on commercial sales increased to 51% during 2001 from 22% in 2000. The parcels sold in 2001 were primarily in industrial areas that required less onsite development costs than those sold in 2000. The average gross profit margin of the residential lots in Fairway increased to 31% in 2001 from 29% as a result of the increased per lot sales price in 2001 as compared to the sales prices in 2000.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 39% to $1,817,000 for the twelve months ended December 31, 2001, compared to $1,305,000 in the same period of 2000. This increase is primarily attributable to a 6% increase in rental revenue, 6% reduction in interest expense, 9% reduction in depreciation and amortization, offset in part by a 7% increase in operating expenses and a corresponding increase in minority interest. The increase in rental revenue is a result of reduced vacancies and increased rental rates due to the demand for rental housing during the year. The increase in operating expense is primarily due to a 102% increase in hazard insurance premium effective October 1, 2001 and increased maintenance costs. The increase in maintenance cost is expected to continue over the next year in conjunction with our overall efforts to increase the value of our properties in St. Charles.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $201,000 to $848,000 during the twelve months ended December 31, 2001, compared to $647,000 during the twelve months ended December 31, 2000. The increase is primarily attributable to a subsidy contract adjustment providing retroactive rent increases for one partnership and as a result of a stronger demand for rental housing during 2001. In addition, our share of cash flow from a partnership increased to 60% from 5% after the limited partners recovered their capital investment in the third quarter of 2000. As a result, an additional $74,000 of earnings was recognized during 2001, compared to the same period in 2000.

Management and Other Fees.

Management and other fees decreased 4% to $1,194,000 in twelve months ended December 31, 2001, as compared to $1,241,000 in the same period in 2000. The decrease is primarily due to the recognition of $100,000 of incentive management fees in 2000 with no comparable fees in 2001, offset by an increase in management fees earned from the unconsolidated housing partnerships due to the increase in apartment rental rates and reduced vacancy rates.

Interest Expense.

Interest expense decreased 15% to $1,353,000 during the twelve months ended December 31, 2001, as compared to $1,587,000 in the same period of 2000. The decrease is primarily attributable to a decrease in the prime-lending rate and a decrease in the outstanding debt during 2001, compared to the same period in 2000. Interest incurred during 2001 was $174,000 less than interest incurred during 2000. Of the interest incurred, 37% was expensed and 63% capitalized in 2001, compared to 32% and 68%, respectively, in 2000.

Write-off of Deferred Costs.

During 2001, we evaluated a potential acquisition to our apartment investment portfolio. The complex did not meet our acquisition requirements and we wrote off the costs we incurred during this process, $126,000, with no similar write-off in 2000.

General and Administrative Expense.

General and administrative expenses increased less than 2% to $2,596,000 during the twelve months ended December 31, 2001, as compared to $2,553,000 during the twelve months ended December 31, 2000, which is consistent with general inflation. In addition, certain costs increased or decreased due to certain events during 2001 as compared to 2000. During 2001, the Company granted 170,000 incentive rights to the independent trustees and certain employees and repriced the incentive rights transferred from IGC, resulting in the recognition of $153,000 of compensation expense in 2001 with no similar costs incurred during 2000. January 2001 a new Trustee was added to our board, increasing the corporate costs by the average annual trustee fee of $26,000. Director and officer liability insurance was obtained in April 2000, generating an expense for nine months in 2000, compared to a full year in 2001. The annual cost for the policy increased 18% when it was renewed in 2001. However, a 33% cost savings in our annual premiums was achieved when we changed our group insurance carrier effective July 1, 2001. Other cost savings were attained in 2001 compared to 2000 when the annual consulting fee to James J. Wilson was reduced to $200,000 from $500,000 in October 2000, in addition to a reduction of legal, accounting and tax consulting services needed.

Extraordinary Item - Early Extinguishment of Debt

On November 26, 2001, the Red Mortgage Capital ("RMC") term loan was refinanced with an $8,000,000 loan from SouthTrust Bank. The three year loan bears interest at a rate of prime plus .75%, replacing the 10% floor on the RMC loan. The loan is secured by the same land in St. Charles that secured the RMC loan, but the encumbrances on the Company's interest in most of the housing partnerships were released. Unamortized loan fees and warrants of $812,000 combined with the income tax benefit of $149,000 were charged as an extraordinary item during 2001. There were no similar expenses in 2000.

Puerto Rico

Community Development Operations.

Community development land sales revenue decreased $2,874,000 to $6,813,000 during the twelve months ended December 31, 2001, compared to sales of $9,687,000 during the twelve months ended December 31, 2000. Residential land in Parque Escorial is sold by the parcel rather than by the lot. During 2000 two parcels providing land for 368 condominium units were sold. In 2001 one parcel for 220 units was sold and one parcel was transferred to our wholly owned subsidiary to construct and sell 208 condominium units. Therefore, our land sales revenue decreased this year, but profits of the transferred parcel will be reflected in home sales when the units are sold to the homebuyer. The decrease in the sales revenue was offset in part by the increase in sales prices from $25,000 to $32,000 per unit. Lot prices are discounted for revenue recognition by the imputed interest on the notes taken back for 80% of the sales price. Typically the terms of notes are less than one year. In 2001, sales revenue was reduced by $227,000 and $512,000 in 2000 to reflect the discounts on these notes.

Gross profit margin decreased to 23% during the twelve months ended December 31, 2001, from 45% in the same period in 2000. During 2001, the Company incurred $169,000 of costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000. In addition, the Company agreed to pay a contractor $699,000, $620,000 has been paid, for cost overruns at issue in the Wal-Mart litigation. In February 2002, we paid Wal-Mart $233,000 for additional cost overruns resolving this litigation. Based on these additional costs and our plans to provide upscale dwelling units in Parque Escorial's next phase, we updated the cost estimates for the remainder of the project with the aid of outside engineers, resulting in a $1,386,000 increase in the 2001 cost of sales.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 48% to $1,336,000 during the twelve months ended December 31, 2001, compared to $2,587,000 in 2000. The decrease is primarily due to a reduction in earnings from two partnerships that converted 392 rental units to condominium units. Most of the condominium units were sold in 2000 generating $1,679,000 of revenues, compared to $36,000 in 2001. This decrease was offset in part by the recognition of $806,000 during 2001 from ELI, S.E., compared to $454,000 in 2000. ELI commenced operations in July 2000.

Management and Other Fees.

Management and other fees decreased 14% to $2,147,000 in the twelve months ended December 31, 2001, compared to $2,497,000 in the same period in 2000. This decrease is attributable to the expiration of four short-term management contracts with the PR Housing Finance Authority and fees earned from two partnerships that converted 392 rental units into condominiums. Most of the condominiums were sold in 2000 resulting in $685,000 of additional fees earned during 2000, compared to $52,000 in 2001. These decreases were offset in part by an increase during 2001 in the management fee rate for six properties and HUD's approval in 2001 to the adjustment in the subsidy income of various non-owned properties. During 2001, we established the books and records for the homeowners and commercial associations in Parque Escorial, producing $202,000 in fees for these and general management services.

Gain from expropriation.

During 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The Company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. The Company received $1,245,000 in compensation plus interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $121,000 of interest in 2001. There were no similar transactions during 2000.

Interest Expense.

Interest expense decreased 26% to $893,000 during the twelve months ended December 31, 2001, compared to $1,232,000 in 2000. This decrease is primarily attributable to reduced outstanding balances of the term loans and an overall reduction in the prime-lending rate during 2001.

Write-off of Deferred Costs.

During 2001, $101,000 of capitalized deferred project costs related to the development of the entertainment complex in Parque El Comandante was written off with no similar write-offs during 2000.

General and Administrative Expense.

General and administrative expenses increased less than 3% to $3,901,000 during the twelve months ended December 31, 2001, as compared to $3,804,000 during the twelve months ended December 31, 2000. In addition to general inflation the municipal taxes increased by 42% in 2001 compared to 2000 and $164,000 due from the Parque Escorial Commercial Owners Association was written off during 2001. These increases were partially offset by an increase in the salaries eligible for capitalization during 2001 compared to 2000.

For the Years Ended December 31, 2000 and 1999

U.S.

Community Development Operations.

Community development land sales decreased $875,000 to $3,889,000 during the twelve months ended December 31, 2000, compared to sales of $4,764,000 during the twelve months ended December 31, 1999. The decrease was attributable to 91 acres of commercial and industrial land sales of $3,770,000 during 1999, compared to 5 acres for $736,000 during 2000. This was offset by the sales during 2000 of 51 single-family lots and 19 townhome lots for an aggregate residential sales revenue of $3,152,000, compared to 17 single-family lots and 5 townhome lots totaling $994,000 during the same period of 1999. The increase in residential land sales is primarily attributable to the grand opening of Fairway Village, the newest village in St. Charles.

The gross profit margin for the twelve months ended December 31, 2000 decreased to 12% compared to 48% in the same period of 1999. The decrease is primarily due to the reduction of sales during 2000 with no corresponding reduction in period costs and the mix of sales in 2000 compared to 1999.

Rental Property Revenues and Operating Results.

Rental property revenues, net of operating expenses, increased 7% to $5,883,000 for the twelve months ended December 31, 2000, compared to $5,499,000 in the same period in 1999. The increase is primarily attributable to cable marketing fees earned in 2000 with none in 1999, an increase during 2000 in the rental rates coupled with a reduction in vacancies as compared to those in 1999.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 9% to $647,000 during the twelve months ended December 31, 2000, compared to $595,000 during the twelve months ended December 31, 1999. The increase is primarily attributable to a reduction in vacancies and increased rental rates in one partnership that resulted in the recognition of an additional $43,000 of earnings in 2000 compared to 1999. In addition, the Company's share of cash flow from one partnership increased to 60% from 5% after the limited partners recovered their capital investment in the third quarter of 2000. As a result, the Company recognized an additional $24,000 of earnings during 2000 compared to the same period in 1999.

Management and Other Fees.

Management and other fees increased 27% to $1,241,000 in the twelve months ended December 31, 2000, compared to $977,000 in the same period in 1999. This increase is primarily due to the recognition of $100,000 of incentive management fees in 2000 with no comparable fees earned in 1999, an increase in the contracted management fees from three properties and additional management fees earned on the cable marketing fee income recognized by the housing partnerships.

Interest Expense.

Interest expense increased 73% to $1,587,000 during the twelve months ended December 31, 2000, compared to $918,000 in the same period in 1999. Sixty-three percent of this increase is attributable to an increase in the balance of the intercompany loans with the Puerto Rico segment during 2000 compared to the same period in 1999. The remaining 37% of the increase is primarily due to an increase in the prime lending interest rate and an increase in outstanding debt during 2000 compared to the same period in 1999. In addition, during 2000 a decrease of inventory eligible for capitalization left a higher percent of the interest incurred to be expensed as compared to 1999.

General and Administrative Expense.

General and administrative expenses allocated to the U.S. segment increased $108,000, 4%, to $2,553,000 during the twelve months ended December 31, 2000, compared to $2,445,000 during the twelve months ended December 31, 1999. This increase is primarily due to a $172,000 reduction in the corporate expenses allocated to the Puerto Rico operations during 2000, compared to 1999. The remainder of the increase is attributable to legal expenses related to HUD compliance, director and officer insurance, preparation of the annual report and shareholder K-1's, offset in part by a reduction in bad debt expenses, and operating expenses during 2000, compared to 1999.

Puerto Rico

Community Development Operations.

Community development land sales revenue decreased $3,068,000 to $9,687,000 during the twelve months ended December 31, 2000, compared to sales of $12,756,000 during the twelve months ended December 31, 1999. The decrease was attributable to commercial land sales of $6,558,000 during 1999 with no comparable sale in 2000. This was offset by an increase of $3,490,000 residential land sales in 2000 compared to the same period of 1999. The increase was due to the completion of the development of the next residential phase at Parque Escorial and the strong demand for finished lots. The gross profit margin for the twelve months ended December 31, 2000, increased from 33% to 45% due to the increased sales prices of the residential lots in Parque Escorial.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased $1,786,000 to $2,587,000, during the twelve months ended December 31, 2000, compared to $801,000 in the same period in 1999. The increase is primarily attributable to $1,679,000 of earnings generated during 2000 from the sale of rental units converted into condominiums and $454,000 of earnings generated from the unconsolidated commercial property partnerships, with no corresponding earnings in 1999. This increase was offset in part by the recognition during 1999 of $373,000 of income from homebuilding joint venture that sold their last home in 1999, compared to losses and warranty expenses of $100,000 recognized during 2000 for the same joint venture.

Management and Other Fees.

Management and other fees increased 12% to $2,497,000 in the twelve months ended December 31, 2000, compared to $2,236,000 in the same period in 1999. This increase is primarily due to $684,000 of special management fees earned during 2000 from the rental units converted into condominiums, compared to $198,000 in 1999. The increase was offset in part by the expiration of short-term management contracts for five properties.

Interest Expense.

Interest expense, exclusive of interest expense related rental properties, increased 32% to $1,232,000 during the twelve months ended December 31, 2000, compared to $917,000 in the same period in 1999. This increase is primarily attributable to the increase in the prime lending interest rate and an increase in the outstanding debt during 2000, compared to the same period in 1999.

General and Administrative Expense.

General and administrative expenses increased 5% to $3,804,000 during the twelve months ended December 31, 2000, compared to $3,606,000 during the twelve months ended December 31, 1999. This increase is primarily due to additional personnel related to the growth in the operations, legal expenses related to litigation and audit fees for the review of quarterly reports, offset in part by a reduction in services and maintenance of land lots sold. These increases were offset in part by a $172,000 reduction in the corporate costs allocated to the Puerto Rico operations in 2000 compared to 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $4,871,000 and $5,867,000 at December 31, 2001 and December 31, 2000, respectively. This decrease was attributable to $14,131,000 used in investing activities and $2,788,000 used in financing activities, offset by $15,923,000 provided by operations. The cash outflow for investing activities was primarily attributable to $10,149,000 of land improvements put in place for future land sales and $3,227,000 of homebuilding improvements. During 2001, $24,497,000 of principal curtailments was made on outstanding loans, compared to $21,719,000 of loan proceeds and advances received. The cash inflow from operating activities was primarily attributable to land sales and distributions from unconsolidated partnerships.

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. The Company has sufficient loans in place to develop the projects currently underway in St. Charles and Parque Escorial.

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, expand its apartment investment portfolio and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. Anticipated cash from operations, new and existing financing facilities, and extension or refinancing of $15,143,000 of principal payments due and loans that mature in the next twelve months are expected to meet the Company's financial requirements for the year. However, there are no assurances that these funds will be generated.

Debt Summary

With the exception of its ownership interest in the housing partnerships, substantially all of ACPT's assets are encumbered by $45,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to mortgages on consolidated rental property partnerships. The significant terms of ACPT's recourse debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate (a)	Date	12/31/01

SouthTrust	$ 8,000	P+.75%	11/26/03	$ 7,185
First Bank-Phase III	6,002	P+1.0%	6/30/03	1,253
First Bank-office park	4,961	P+1.0%	6/30/02	4,865
First Bank-working capital loan	5,795	P+1.0%	6/30/03	5,763
First Bank-homebuilding	25,000	P	8/31/03	6,194
The Columbia Bank	4,997	P+1.25%	2/15/06	4,057
The Columbia Bank	1,500	P+1.25%	6/15/03	1,336
The Columbia Bank	2,500	P+1.25%	10/15/04	1,163
BankTrust	427	5.12%	12/15/02	427
Washington Savings Bank	185	9.5%	9/30/02	15
Banco Popular	4,850	P+1.0%	7/31/02	4,850
KEMBT Corporation (b)	6,839	N/A	6/30/03	6,839
Other miscellaneous	576	Various	Various	576
	$ 71,632			$ 44,523
    P = Prime lending interest rate.
    See Note 7, Related Party Transactions to the accompanying financial statements.

During 2001, we reduced our term recourse debt by $5,142,000 through acquisitions of development loans. The development loans are self-liquidating through the sales of the collateral and will provide funds needed to develop two parcels in Fairway Village and a 208-condominium complex in Parque Escorial. A $8,000,000 recourse term loan was refinanced through another recourse loan that has more favorable terms and another term loan was modified to provide development funds to complete Phase III of Parque Escorial. The new $8,000,000 loan bears an interest rate of prime plus .75% compared to the 10% interest rate floor on the replaced loan, the release prices of the collateral are less and the encumbrance on ownership interests in the housing partnerships was released.

Material Negative Debt Covenants

Lender approval is required prior to LDA or Brisas making any guarantee or loan not in the normal course of business; selling or disposing of substantially all of its assets outside the normal course of business; entering into any significant new line of business; making cash distributions in excess of distributions to pay income taxes on LDA or Brisas generated taxable income unless certain conditions exist that provide adequate working capital for debt service and operations for the following twelve months; making any change in ownership, amendments to partnership agreement or any merger reorganization or acquisition.
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
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)

								Fair Value
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Long-term debt, including
current portions:
Fixed rate debt-principal	$ 1,280	$ 932	$ 925	$ 861	$ 879	$ 40,083	$ 44,960	$ 42,891
Fixed rate debt-interest	2,625	2,543	2,477	2,414	2,354	26,541	38,954
Average interest rate	6.78%	7.66%	7.52%	7.32%	7.14%	5.80%	7.04%	6.64%

Variable rate debt-principal	13,863	17,545	4,163	1,000	95	-	36,666
Variable rate debt-interest	1,818	983	307	34	1	-	3,143
Average interest rate	5.85%	5.59%	5.77%	6.25%	6.25%	-	5.94%	5.94%
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

American Community Properties Trust:

We have audited the accompanying consolidated balance sheets of American Community Properties Trust (a Maryland real estate investment trust) and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Properties Trust and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on pages 54 through 58 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Vienna, Virginia
April 15, 2002

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues
Community development-land sales
Non-affiliates	$ 16,991	$ 13,576	$ 15,943
Affiliates	-	-	1,577
Equity in earnings from partnerships and developer fees	2,184	3,234	1,396
Rental property revenues	10,299	9,738	9,229
Management and other fees, substantially all from related entities	3,341	3,738	3,213
Gain from expropriation	630	-	-
Interest and other income	902	1,185	1,189
Total revenues	34,347	31,471	32,547

Expenses
Cost of land sales, including costs of sales to affiliates of
$0, $0, and $1,319, respectively	11,922	8,783	10,947
Selling and marketing	69	74	203
Rental properties expenses:
Operating	4,111	3,855	3,730
Interest	2,327	2,465	2,503
Depreciation and amortization	1,721	1,887	1,848
General and administrative	6,497	6,357	6,051
Interest expense-other	1,537	2,070	1,680
Depreciation and amortization-other	158	174	200
Write-off of deferred project costs	227	-	-
Syndication and spin-off costs	-	-	366
Total expenses	28,569	25,665	27,528

Income before provision for income taxes and minority interest	5,778	5,806	5,019
Provision for income taxes	1,652	1,898	18

Income before minority interest and extraordinary item	4,126	3,908	5,001
Minority interest	(323)	(226)	(414)

Income before extraordinary item	3,803	3,682	4,587
Extraordinary item - early extinguishment of debt
(less applicable income taxes of $149)	(663)	-	-
Net income	$ 3,140	$ 3,682	$ 4,587
Basic and fully diluted income per share
Income before extraordinary item	$ 0.73	$ 0.71	$ 0.88
Extraordinary item	$ (0.13)	$ -	$ -
Net income	$ 0.60	$ 0.71	$ 0.88
Weighted average shares outstanding-basic	5,192	5,192	5,192
Weighted average shares outstanding-diluted	5,204	5,192	5,192

The accompanying notes are an integral part of these consolidated statements.
AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	AS OF DECEMBER 31,

	2001	2000

Cash and Cash Equivalents
Unrestricted	$ 4,871	$ 5,867
Restricted	1,216	951
	6,087	6,818
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,071 and $24,567, respectively	34,044	35,805
Investment in unconsolidated apartment partnerships, net of
deferred income of $380 and $875, respectively	8,452	8,306
Investment in unconsolidated commercial property partnerships	5,021	5,174
Other receivables, net of reserves of $203 and $200, respectively	1,238	1,484
	48,755	50,769
Assets Related to Community Development
Land and development costs
Puerto Rico	26,133	29,595
St. Charles, Maryland	27,317	29,119
Notes receivable on lot sales and other	5,992	4,844
	59,442	63,558
Assets Related to Homebuilding
Homebuilding construction and land	6,929	211

Other Assets
Receivables and other	2,162	2,970
Property, plant and equipment, less accumulated depreciation
of $1,911 and $1,938, respectively	665	377
	2,827	3,347
Total Assets	$ 124,040	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	AS OF DECEMBER 31,

	2001	2000

Liabilities Related to Investment Properties
Recourse debt	$ 427	$ 602
Non-recourse debt	37,102	37,677
Accounts payable, accrued liabilities and deferred income	2,772	2,589
	40,301	40,868

Liabilities Related to Community Development
Recourse debt	37,327	45,855
Accounts payable, accrued liabilities and deferred income	3,442	4,043
	40,769	49,898

Liabilities Related to Homebuilding
Recourse debt	6,194	-
Accounts payable and accrued liabilities	576	-
	6,770	-

Other Liabilities
Accounts payable and accrued liabilities	1,933	2,340
Notes payable and capital leases	576	270
Accrued income tax liability-current	1,179	2,288
Accrued income tax liability-deferred	3,378	3,035
	7,066	7,933
Total Liabilities	94,906	98,699

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
December 31, 2001 and 2000	52	52
Treasury stock, 17,359 shares at cost, $5	(87)	-
Additional paid-in capital	18,354	18,277
Retained earnings	10,815	7,675
Total Shareholders' Equity	29,134	26,004

Total Liabilities and Shareholders' Equity	$ 124,040	$ 124,703

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

				Additional	Retained
	Common Shares		Treasury	Paid-in	Earnings
	Number	Par Value	Stock	Capital	(Deficit)	Total

Balance December 31, 1998	5,192	$ 52	$ -	$ 17,275	$ (594)	$ 16,733
Contributed capital from
Interstate General Management
Company	-	-	-	832	-	832
Net income	-	-	-	-	4,587	4,587
Issuance of warrants	-	-	-	85	-	85
Balance December 31, 1999	5,192	52	-	18,192	3,993	22,237
Contributed capital from
Interstate General Company L.P.	-	-	-	2	-	2
Net income	-	-	-	-	3,682	3,682
Issuance of warrants	-	-	-	83	-	83
Balance December 31, 2000	5,192	52	-	18,277	7,675	26,004
Net income	-	-	-	-	3,140	3,140
Issuance of warrants	-	-	-	77	-	77
Purchase of 17,359 shares of
Treasury stock	-	-	(87)	-	-	(87)
Balance December 31, 2001	5,192	$ 52	$ (87)	$ 18,354	$ 10,815	$ 29,134

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net income	$ 3,140	$ 3,682	$ 4,587
Adjustments to reconcile net income to net cash provided
By operating activities:
Extraordinary item, net of income taxes	663	-	-
Depreciation and amortization	1,879	2,061	2,048
Provision (benefit) for deferred income taxes	343	(375)	(1,885)
Equity in earnings-unconsolidated apartment
partnerships and developer fees	(1,378)	(2,880)	(1,026)
Distributions-unconsolidated apartment partnerships	1,297	468	2,076
Equity in (earnings) losses-unconsolidated commercial
property partnerships	(806)	(454)	3
Distributions-unconsolidated commercial property partnerships	959	646	327
Cost of sales-community development	11,922	8,783	10,947
Equity in losses (earnings) and warranties-homebuilding joint venture	-	100	(373)
Distributions-homebuilding joint venture	-	107	1,375
Changes in notes and accounts receivable	(887)	3,859	(3,337)
Changes in accounts payable, accrued liabilities and deferred income	(1,209)	(2,260)	1,471
Net cash provided by operating activities	15,923	13,737	16,213

Cash Flows from Investing Activities
Investment in land development	(10,149)	(13,513)	(10,652)
Investment in homebuilding	(3,227)	(211)	-
Change in investments-unconsolidated apartment partnerships	(65)	761	(92)
Change in investments-unconsolidated commercial property partnerships	-	(370)	(791)
Change in investment-homebuilding joint venture	-	(64)	-
Change in restricted cash	(265)	(165)	381
Dispositions of (additions to) rental operating properties, net	40	(1,533)	(1,069)
Acquisitions of other assets	(465)	(449)	(69)
Net cash used in investing activities	(14,131)	(15,544)	(12,292)

Cash Flows from Financing Activities
Cash proceeds from debt financing	21,719	21,855	10,065
Payment of debt	(24,497)	(19,450)	(11,788)
Issuance of warrants	77	83	85
Acquisition of treasury stock	(87)	-	-
Net cash (used in) provided by financing activities	(2,788)	2,488	(1,638)

Net (Decrease) Increase in Cash and Cash Equivalents	(996)	681	2,283
Cash and Cash Equivalents, Beginning of Year	5,867	5,186	2,903
Cash and Cash Equivalents, End of Year	$ 4,871	$ 5,867	$ 5,186

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

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

American Rental

American Rental holds partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("American Housing"), a Delaware partnership, in which American Rental has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of American Rental, has a 1% general partner interest.

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

American Land

American Land owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,300 acres of land in St. Charles, Maryland.
    The Class B interest in IGP that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") excluding the Class B IGP interest transferred to American Land. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 187 cuerdas of land in the planned community of Parque Escorial and 540 acres of land in Canovanas;
    a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns the El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico;
    general partner interests in 9 Puerto Rico apartment partnerships; and
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico.
    a 100% ownership interest through LDA and IGP in Brisas de Parque Escorial, Inc. ("Brisas"), a Puerto Rico corporation which was organized to build 208 condominium units.
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2001 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Brisas de Parque Escorial, Inc., Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

The accompanying consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations.

Significant Accounting Policies

A summary of the significant accounting policies is as follows:

Sales, Profit Recognition and Cost Capitalization

Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.

The costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. ACPT's interest costs related to land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized. Remaining interest costs are expensed. The Company has incurred additional development costs due to the soil conditions at two specific locations and the settlement with the general contractor regarding the Wal-Mart litigation. Based on these additional costs and the Company's plans to provide upscale dwelling units in Parque Escorial's next phase, management and the outside engineers updated the cost estimates for the remainder of the project, resulting in a $1,368,000 increase in the 2001 cost of sales. ACPT carries rental properties, land and development costs at the lower of cost or net realizable value.

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

Income Taxes

ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. American Land Development U.S., Inc. and American Rental Management Company are subject to federal and state tax at the applicable corporate rates. American Rental Properties Trust ("ARPT"), qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as a U.S. C corporation and will not be allowed to reapply for REIT status until year 2004. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share

Share options issued pursuant to the Company's compensation plans and warrants issued to a lender are the only potentially dilutive securities in 2001, 2000 and 1999. The diluted weighted average shares outstanding for 2001, 2000 and 1999 were 5,204,000, 5,192,000 and 5,192,000, respectively. There is no dilutive effect on basic earnings per share. Potentially dilutive options and warrants are described in Note 9.

Comprehensive Income

ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements, accompanying notes and disclosures. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, during the second quarter of 1999, the FASB deferred the effective date until January 1, 2001. Although currently ACPT has no derivative instruments, this statement would apply if derivative instruments were transacted by ACPT in future periods.

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
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
December 31, 2001	$ 88,732	$ 79	$ 88,811
December 31, 2000	90,971	2,025	92,996
Total Non-Recourse Debt
December 31, 2001	98,400	-	98,400
December 31, 2000	101,465	-	101,465
Total Other Liabilities
December 31, 2001	10,841	29	10,870
December 31, 2000	10,478	454	10,932
Total Deficit
December 31, 2001	(20,508)	50	(20,458)
December 31, 2000	(20,972)	1,571	(19,401)
Company's Investment
December 31, 2001	8,350	102	8,452
December 31, 2000	7,472	834	8,306

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Operations:
Total Revenue
Year Ended December 31, 2001	$ 28,114	$ 788	$ 28,902
Year Ended December 31, 2000	27,649	25,247	52,896
Year Ended December 31, 1999	26,993	7,087	34,080
Net Income
Year Ended December 31, 2001	1,689	71	1,760
Year Ended December 31, 2000	1,366	5,665	7,031
Year Ended December 31, 1999	1,072	117	1,189
Company's recognition of equity in earnings
And developer fees
Year Ended December 31, 2001	1,342	36	1,378
Year Ended December 31, 2000	1,201	1,679	2,880
Year Ended December 31, 1999	1,026	-	1,026

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2001	$ 5,907	$ 172	$ 6,079
Year Ended December 31, 2000	5,001	21,420	26,421
Year Ended December 31, 1999	6,702	(3,486)	3,216
Company's share of cash flows from operating activities
Year Ended December 31, 2001	2,312	86	2,398
Year Ended December 31, 2000	1,782	10,710	12,492
Year Ended December 31, 1999	2,383	(1,743)	640
Operating cash distributions
Year Ended December 31, 2001	1,244	1,593	2,837
Year Ended December 31, 2000	1,018	-	1,018
Year Ended December 31, 1999	4,110	-	4,110
Company's share of operating cash distributions
Year Ended December 31, 2001	501	796	1,297
Year Ended December 31, 2000	468	-	468
Year Ended December 31, 1999	2,076	-	2,076

The unconsolidated apartment partnerships as of December 31, 2001 include 15 partnerships owning 3,767 rental units in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in a partnership, New Center Associates Limited Partnership, whose rental complex was converted into condominiums, all of which have been sold. When all the affairs of this partnership are concluded, the partnership will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
SUMMARY OF OPERATIONS:

	For the Year Ended
	2001	2000	1999

Total revenue	$ -	$ 2	$ 11,152
Net (loss) income	-	(72)	746
Company's recognition of equity in (losses)
earnings and warranty expense	-	(100)	373

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	2001	2000	1999

Cash flow from operating activities	$ -	$ (18)	$ 8,586
Company's share of cash flow from operating activities	-	(9)	4,293
Operating cash distributions	-	214	2,750
Company's share of operating cash distributions	-	107	1,375

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
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	2001	2000

Total assets	$ 28,837	$ 29,970
Total liabilities	25,907	26,729
Total equity	2,930	3,241
Company's investment	5,021	5,174

SUMMARY OF OPERATIONS:

	For the Year Ended
	2001	2000	1999

Total revenue	$ 3,746	$ 1,901	$ -
Net income (loss)	1,775	1,003	(7)
Company's recognition of equity in earnings (losses)	806	454	(3)

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	2001	2000	1999

Cash flow from operating activities	$ 1,749	$ 44	$ -
Company's share of cash flow from operating activities	602	20	-
Operating cash distributions	2,098	1,275	480
Company's share of operating cash distributions	959	577	396	(a)
    The company received $327,000 in cash and the balance was paid January 2000.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2001 and 2000 (in thousands):
	Maturity	Interest	Outstanding As Of
	Dates	Rates (a)	December 31,
	From/To	From/To	2001	2000
Related to community development:
Recourse debt	06-30-02/02-15-06	Non-interest	$ 37,327	$ 45,855
		bearing/9.5%
Related to homebuilding:
Recourse debt	08-31-03	P	6,194	-

Related to investment properties:
Recourse debt	12-15-02	5.12%	427	602
Non-recourse debt	10-01-19/10-01-28	6.6%/7.75%	37,102	37,677

General:
Recourse debt	05-01-02/	5.9%/	576	270
	02-01-06	18.5%
Total debt			$ 81,626	$ 84,404
    P = Prime lending interest rate.

Lender approval is required prior to LDA or Brisas: making any guarantee or loan out of the normal course of business; selling or disposing of substantially all of its assets outside the normal course of business; entering into any significant new line of business; making cash distributions in excess of distributions to pay income taxes on LDA or Brisas generated taxable income unless certain conditions exist that provide adequate working capital for debt service and operations for the following twelve months; making any change in ownership, amendments to partnership agreement or any merger reorganization or acquisition. As of December 31, 2001, the Company is in compliance with the provisions of its loan agreements.

As of December 31, 2001, the $37,327,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. As of December 31, 2001, recourse investment properties debt is secured by distributions and proceeds from the remaining partnership that converted its apartments into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,660,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

On November 26, 2001, the Company refinanced the Red Mortgage Capital loan ("RMC") with an $8,000,000 recourse loan subject to more favorable terms. As a result of this early extinguishment of debt, unamortized deferred finance fees and warrants related to the RMC loan of $812,000 were charged off as an extraordinary item.

ACPT's weighted average interest rate during 2001 on its variable rate debt was 8.27%.

The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 2001 are as follows (in thousands):
2002	$ 15,143
2003	18,477
2004	5,088
2005	1,861
2006	974
Thereafter	40,083
$ 81,626

The interest costs incurred were accounted for as follows (in thousands):
	December 31,
	2001	2000	1999

Expensed	$ 3,864	$ 4,536	$ 4,183
Capitalized	2,434	3,591	3,002
	$ 6,298	$ 8,127	$ 7,185
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2001, ACPT is guarantor of $7,063,000 of letters of credit and surety bonds for land development completion.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

In January 1998, two apartment properties, owned by separate unconsolidated partnerships, were refinanced with loans that matured in 2000 concurrently with the housing assistance payment contracts. These refinancings lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. Subsequently, the housing assistance payment contracts and the loans were extended for an additional five years. The Company guaranteed these loans up to 50% of the outstanding principal balance and accrued interest. The aggregate loan amount subject to the Company's guarantee at December 31, 2001 is $7,767,000.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against the Company is the trespass count. The case is scheduled to go to trial in December 2002.

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. A hearing has been scheduled for May 23, 2002. The Company believes the case has no merit and has not recorded any loss contingency related to this case. The Company will vigorously defend against these charges.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency as been recorded.

Wal-Mart Puerto Rico, Inc. ("Wal-Mart") filed suit against the Company regarding a construction contract dispute. Wal-Mart appointed a construction manager responsible for the oversight of construction. Actual construction costs exceeded the contract amount. Both parties claim their maximum share of the total cost was limited and the other party is responsible for costs that exceeded the agreed upon amount. On August 30, 2001, LDA entered into a settlement agreement with the construction contractor (Rexach Construction Company, Inc.). The Company paid the contractor $620,000 for cost overruns and agreed to pay an additional $79,000 of repairs that are needed. In February 2002 LDA paid Wal-Mart $233,000 in full settlement of this case; this amount is reflected in the December 31, 2001 financial statements.

On July 12, 2001 LDA filed an injunction action against Wal-Mart Puerto Rico, Inc. to stop it from constructing any additional commercial footage in the shopping center. The original contract between the parties called for a total of 600,000 square feet of commercial space; allotted to Wal-Mart. LDA contends that Wal-Mart has constructed 698,000 square feet of commercial space and continues construction. Wal-Mart issued a request for dismissal on September 28, 2001. On October 9, 2001 LDA filed an opposition to the request for dismissal. The case was settled on March 7, 2002. Pursuant to the terms of the settlement, Plaza Escorial Partners, S.E. ("PEPSE" and successor to Wal-Mart) agreed to pay $1 per square foot for development in excess of 600,000 square feet and agreed to a series of restrictions on additional development. The document has been submitted to the District Court for its final approval.

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

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Future minimum lease payments are as follows (in thousands):
	Operating	Capitalized
	Leases	Leases

2002	$ 168	$ 194
2003	159	184
2004	152	161
2005	138	23
2006	138	8
Thereafter	92	-
Total minimum lease payments	$ 847	$ 570
Less amount representing interest		63
Present value of lease payments		$ 507

Rental expense under non-cancelable operating leases was $329,000 in 2001, $407,000 in 2000 and $404,000 in 1999 and is included in general and administrative expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:		Years Ended December 31,
		2001	2000	1999
Community Development - Land Sales (A)
Homebuilding joint venture with third party partner		$ -	$ -	$ 1,577

Cost of Land Sales
Homebuilding joint venture with third party partner		$ -	$ -	$ 1,319

Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 2,033	$ 2,534	$ 2,018
Affiliates of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee		854	767	612
		$ 2,887	$ 3,301	$ 2,630
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 49	$ 324	$ 232
Affiliate of IGC former director		-	-	296
IGC		1	1	-
		$ 50	$ 325	$ 528
General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee	(C1)	$ 382	$ 373	$ 310
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(B)	3	(38)	34
Reimbursement to/from affiliate of Thomas B. Wilson, Trustee		(11)	(76)	134
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		90	90	90
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee		(38)	(44)	(56)
IGC	(C4)	(26)	(151)	(154)
James J. Wilson, IGC director	(C3)	200	425	500
Thomas J. Shafer, Trustee	(C5)	30	30	30
		$ 630	$ 609	$ 888
Interest Expense
Unconsolidated subsidiaries		$ -	$ -	$ 17
KEMBT Corporation	(C2)	89	231	254
		$ 89	$ 231	$ 271

BALANCE SHEET IMPACT:
		Balance	Balance
		December 31,	December 31,
		2001	2000
Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated subsidiaries with third party partners		$ 866	$ 1,108
Affiliates of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee		193	127
		$ 1,059	$ 1,235

Other Assets
Receivables - All unsecured and due on demand
Affiliate of Thomas B. Wilson, Trustee	(C4)	$ 77	$ 142
IGC	(C4)	150	216
Affiliate of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee		9	-
		$ 236	$ 358

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(C2)	$ 6,839	$ 7,305

Other Liabilities
Affiliates of James Michael Wilson, CEO and Trustee, and
Thomas B. Wilson, Trustee		$ -	$ 92

(A) Land Sales

The Company sold land to a homebuilding joint venture. The joint venture was equally owned by the Company and a non-affiliated entity. The Company sells land to affiliates on no more favorable terms than it sells land to non-affiliates.

(B) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. These receivable balances are reserved until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses

(C) OTHER

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales would be used to make principal payments on the note, and (2) the note is non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ('KEMBT"), wholly owned by Wilson Securities, and then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ('FirstBank").

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico at the request of FirstBank signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the Loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank has agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company has agreed that (i) The LDA Note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA Note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA Note will be paid; (iv) the due date of the LDA Note will be June 30, 2003, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA Note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA Note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to the FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998 are to serve as security. In addition, upon payment of the outstanding balance of the KEMBT obligations to the bank, the Company will receive a discount of approximately $430,000 on the LDA Note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

In addition to the interest incurred on the LDA note that was expensed, interest costs of $182,000, $419,000 and $414,000 were allocated to land development and capitalized in the years ended 2001, 2000, and 1999, respectively.

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, these payments are made to IGC.

(4)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis. Currently the Company is providing minimal support services to IGC. The receivables for these services and similar services provided in the past to Equus Gaming Company L.P. are guaranteed by IBC.

(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

(8)	PUERTO RICO EXPROPRIATION

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 52 cuerdas located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per cuerda and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per cuerda to $35,000 for a total of 54 cuerdas. The Company received $1,245,000 in compensation plus interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $121,000 of interest in 2001. There were no similar transactions during 2000.
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

Certain employees held options and incentive rights granted by the Predecessor. Pursuant to the terms of the restructure, the exercise price of the options and the base price of the rights were allocated between the Predecessor and ACPT based on their average closing prices for twenty days after they began trading independently. As a result, in 1998 the Company granted options and incentive rights solely to separate the existing benefits into two parts. The awards were not adjusted in any other manner so as to provide additional compensation or reduce the employees' benefit. During 1999, the Company assumed the obligation from an affiliated company, Equus, of certain options and rights granted an executive officer, Carlos R. Rodriguez, while he was an employee of the Predecessor. Mr. Rodriguez transferred to an affiliated company in 1998 and then returned to the Company to head up the Puerto Rico operations in 1999. In April 2001, all rights outstanding, 53,250, were repriced to reflect a $4 base price. An additional 140,000 rights were granted to employees. These rights bear a $4 base price, become exercisable in equal increments over a five-year period and expire April 30, 2011.

Options

As of December 31, 2001, there were no options outstanding.

Share Appreciation Rights

As of December 31, 2001, the dates that the 218,250 outstanding share appreciation rights become exercisable and their expiration dates are as follows:
	Rights Expiring
	May 15,	August 13,	August 13,
Rights Exercisable at:	2004	2007	2007

December 31, 2001	28,250	20,000	-
April 30, 2002	-	-	33,000
August 13, 2002	-	5,000	-
April 30, 2003	-	-	33,000
April 30, 2004	-	-	33,000
April 30, 2005	-	-	33,000
April 30, 2006	-	-	33,000
	28,250	25,000	165,000

During 2001, the Company recognized $197,000 of compensation expense in connection with the outstanding rights. During 2000 and 1999, the market price remained lower than the base price and, therefore, no expense was recognized during either year.

Warrants

Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants have an exercise price of $6.10 per warrant. An additional 37,500 warrants were issued in 2001, 2000 and 1999 bearing an exercise price of $4.88, $4.34 and $5.03, respectively. The warrants were valued upon issuance using a Black Scholes model of valuation. These warrants have been recorded at their fair value of $692,000. All warrants expire on November 26, 2005.

(10)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provided for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $170,000) that exceed that wage base. Effective January 1, 2002, these percents were increased to 5.7% and 11.4%, respectively. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions to the Retirement Plan were $279,000, $279,000 and $271,000 in 2001, 2000 and 1999, respectively.
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
	December 31,
	2001		2000		1999
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 1,732	35	$ 2,046	35	$ 1,757	35
State income taxes, net of
federal tax benefit	146	3	193	3	32	1
Income only subject to
foreign tax	(53)	(1)	(182)	(3)	(288)	(6)
Tax effect of change in tax status			-	-	(1,539)	(31)
Spin-off costs, permanent
differences and other	(322)	(7)	(159)	(3)	56	1
	$ 1,503	30	$ 1,898	32	$ 18	-

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2001	2000	1999

Current:
United States	$ 641	$ 100	$ 286
Puerto Rico	519	2,173	1,617
	1,160	2,273	1,903

Deferred:
United States	411	272	(1,713)
Puerto Rico	(68)	(647)	(172)
	343	(375)	(1,885)
	$ 1,503	$ 1,898	$ 18

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income taxes include the following:
	At December 31,
	2001	2000
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 510	$ 582
Receivables from partnerships operating in United States	619	466
Tax on equity in earnings of partnerships operating in Puerto Rico	536	357
Tax benefit on equity in earnings of partnerships operating in United States	1	(154)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	1,276	936
Difference in Puerto Rico commercial venture	825	785
Tax on interest income, payable when collected (net of foreign tax credit)	33	504
Tax on collection of note receivable	579	548
Difference in basis of U.S. partnership assets	(735)	(747)
Net operating loss carryforwards	-	(32)
Amortization of stock options	(121)	(81)
Other	(145)	(129)
	$ 3,378	$ 3,035

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using ACPT's current market rates. As of December 31, 2001, 2000 and 1999, the fair value of long-term debt instruments were $79,557,000, $82,391,000 and $79,573,000, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
2001:
Total revenues	$ 22,672	$ 12,469	$ (794)	$ 34,347
Interest income	144	1,258	(794)	608
Interest expense	3,680	893	(709)	3,864
Depreciation and amortization	1,767	112	-	1,879
Income tax provision-current	790	519	-	1,309
Income tax provision (benefit)-deferred	411	(68)	-	343
Income before income taxes, minority interest,
and extraordinary item	3,656	2,193	(71)	5,778
Income before extraordinary item	2,132	1,742	(71)	3,803
Extraordinary item-early extinguishment of debt
(less applicable income taxes of $149)	663	-	-	663
Net income	1,469	1,742	(71)	3,140
Total assets	72,925	63,956	(12,841)	124,040
Additions to long lived assets	4,863	5,286	-	10,149

2000:
Total revenues	$ 15,639	$ 16,616	$ (784)	$ 31,471
Interest income	78	1,573	(784)	867
Interest expense	4,052	1,232	(749)	4,535
Depreciation and amortization	1,917	144	-	2,061
Income tax provision-current	101	2,173	-	2,274
Income tax provision (benefit)-deferred	272	(648)	-	(376)
Income before income taxes and minority interest	(250)	6,080	(24)	5,806
Net income	(848)	4,554	(24)	3,682
Total assets	74,021	62,168	(11,486)	124,703
Additions to long lived assets	3,715	9,798	-	13,513

1999:
Total revenues	$ 15,747	$ 17,020	$ (220)	$ 32,547
Interest income	73	927	(220)	780
Interest expense	3,421	948	(186)	4,183
Depreciation and amortization	1,868	180	-	2,048
Income tax provision-current	286	1,617	-	1,903
Income tax provision (benefit)-deferred	(1,713)	(172)	-	(1,885)
Income before income taxes and minority interest	1,257	3,786	(24)	5,019
Net income	2,270	2,341	(24)	4,587
Total assets	74,053	53,527	(6,172)	121,408
Additions to long lived assets	3,535	7,117	-	10,652

(14)	QUARTERLY SUMMARY (UNAUDITED)

ACPT's quarterly results are summarized as follows:
		Year Ended December 31, 2001
		1st	2nd	3rd	4th	Total for
		Quarter	Quarter	Quarter	Quarter	Year
		(In thousands, except per share amounts)

Revenues		$ 5,798	$ 8,516	$ 13,175	$ 6,858	$ 34,347
Income before extraordinary
item, taxes and minority interest		615	1,908	2,318	937	5,778
Extraordinary item-early
extinguishment of debt (less
applicable income taxes of $149)		-	-	-	663	663
Net income (loss)		300	1,293	1,695	(148)	3,140
Basic and fully diluted earnings
per share:
Net income (loss)	(a)	0.06	0.25	0.33	(0.03)	0.60

(a) Due to rounding, the sum of the quarters do not equal the earnings per share for the year.

		Year Ended December 31, 2000
		1st	2nd	3rd	4th	Total for
		Quarter	Quarter	Quarter	Quarter	Year
		(In thousands, except per share amounts)

Revenues		$ 8,460	$ 5,189	$ 5,309	$ 12,513	$ 31,471
Income before taxes and
minority interest		1,607	73	125	4,001	5,806
Net income (loss)		927	(459)	104	3,110	3,682
Basic and fully diluted earnings
per share:
Net income (loss)		0.18	(0.09)	0.02	0.60	0.71
(15)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid were as follows for the years ended December 31 (in thousands):
	2001	2000	1999

Interest paid	$ 6,379	$ 8,003	$ 6,120
Income taxes paid	$ 2,268	$ 2,177	$ 18

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Bannister Apartments	$ 3,292	$ 410	$ 4,180	$ 762	$ 410	$ 4,942	$ 5,352	$ 3,937	11/30/76	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	2,114	162	2,677	394	162	3,071	3,233	2,478	5/18/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookside Gardens Apartments	1,365	156	2,487	29	156	2,516	2,672	653	11/10/94	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	1,930	350	2,697	(16)	350	2,681	3,031	1,971	1/13/78	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	14,839	2,667	21,381	(4,962)	2,667	16,419	19,086	14,674	1/31/82	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Fox Chase Apartments	6,247	745	7,014	240	745	7,254	7,999	2,692	3/31/87	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	4,621	205	4,765	1,238	205	6,003	6,208	4,497	10/30/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Huntington Apartments	7,306	350	8,513	1,730	350	10,243	10,593	5,696	10/7/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,096	440	3,649	103	440	3,752	4,192	516	7/1/96	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lancaster Apartments	4,036	484	4,292	234	484	4,526	5,010	1,993	12/31/85	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

New Forest Apartments	11,671	1,229	12,102	645	1,229	12,747	13,976	4,359	6/28/88	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Palmer Apartments	3,872	471	4,788	579	471	5,367	5,838	4,388	3/31/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Terrace Apartments	4,541	497	5,377	725	497	6,102	6,599	4,911	11/1/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Alturas Del Senorial	3,349	345	4,185	237	345	4,422	4,767	2,514	11/17/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Bayamon Gardens	8,718	1,153	12,050	561	1,153	12,611	13,764	6,800	7/6/81	Bldg-40 Yrs
Garden Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,743	900	10,742	719	900	11,461	12,361	6,131	3/20/81	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

De Diego	5,820	601	6,718	363	601	7,081	7,682	3,929	3/20/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Jardines De Caparra	4,417	546	5,719	1,239	546	6,958	7,504	3,890	4/1/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	769	543	10,436	904	543	11,340	11,883	6,636	5/1/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	9,985	731	11,172	783	731	11,955	12,686	6,692	1/30/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	2,495	313	3,525	916	313	4,441	4,754	2,926	12/10/74	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Santa Juana	6,474	509	6,748	350	509	7,098	7,607	3,984	2/8/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	5,085	466	5,954	399	466	6,353	6,819	3,568	12/6/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,524	992	14,017	645	992	14,662	15,654	7,103	3/15/83	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	1,562	354	2,508	576	354	3,084	3,438	1,485	12/30/83	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR

Total Properties	$ 134,871	$ 15,619	$ 177,696	$ 9,393	$ 15,619	$ 187,089	$ 202,708	$ 108,423

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$164,767

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 AND 2000 (In thousands)

Real Estate at December 31, 1999	$ 201,171
Additions for 2000:
Improvements	2,211
Deductions for 2000:
Dispositions	1,535
Real Estate at December 31, 2000	201,847
Additions for 2001:
Improvements	2,463
Deductions for 2001:
Dispositions	1,602
Real Estate at December 31, 2001	$ 202,708

Accumulated depreciation at December 31, 1999	$ 100,569
Additions for 2000:
Depreciation expense	5,620
Deductions for 2000:
Dispositions	1,535
Accumulated depreciation at December 31, 2000	104,654
Additions for 2001:
Depreciation expense	5,312
Deductions for 2001:
Dispositions	1,543
Accumulated depreciation at December 31, 2001	$ 108,423

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The information required by this Item with respect to executive officers of the Company is set forth in Item 4A. The information required by this Item with respect to trustees is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2002.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2002.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2002.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2002.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Community Properties Trust are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999

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

Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
10.13	Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998

10.14	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998	Exhibit 10.14 to 1998 Form 10-K
10.15	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002	Filed herewith
10.16	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001	Exhibit 10.15 to 2000 Form 10-K
10.17	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001	Exhibit 10.16 to 2000 Form 10-K
10.18	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001	Exhibit 10.17 to 2000 Form 10-K
10.19	Non-Interest Bearing Cash Flow Note as of June 6, 2001 between Land Development Associates, S.E. and Interstate General Company L.P.	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
10.20	Letter Agreement between Land Development Associates, S.E. and FirstBank dated July 13, 2001	Filed herewith
10.21	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Filed herewith
10.22	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Filed herewith
10.23	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: Equus)	Filed herewith
10.24	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: IGC)	Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
99	Letter to the Commission regarding Andersen	Filed herewith

(b)	Reports on Form 8-K Form 8-K dated April 2, 2002
(c)	Exhibits See (a) 2, above.
(d)	Financial Statement Schedules See (a) 2, above.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: April 15, 2002	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: April15, 2002	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee	April 15, 2002
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	April 15, 2002
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	April 15, 2002
/s/ T. Michael Scott T. Michael Scott	Trustee	April 15, 2002
/s/ Antonio Ginorio Antonio Ginorio	Trustee	April 15, 2002