Form 10-Q
period 2002-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2002-05-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2002	2001

Revenues
Community development-land sales	$ 1,436	$ 1,859
Equity in earnings from partnerships and developer fees	454	540
Rental property revenues	2,619	2,451
Management and other fees, substantially all from related entities	791	740
Reimbursement of expenses related to managed entities	1,554	1,415
Interest and other income	169	208
Total revenues	7,023	7,213

Expenses
Cost of land sales	1,052	1,177
Selling and marketing	21	12
Rental properties expenses:
Operating	1,077	940
Interest	541	615
Depreciation and amortization	422	404
Expenses reimbursed from managed entities	1,554	1,415
General and administrative	1,837	1,510
Interest expense-other	217	479
Depreciation and amortization-other	55	46
Total expenses	6,776	6,598

Income before provision for income taxes and minority interest	247	615
Provision for income taxes	169	241

Income before minority interest	78	374
Minority interest	(73)	(74)
Net income	$ 5	$ 300
Basic and diluted net income per share	$ 0.00	$ 0.06
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,253	5,198

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 2,965	$ 4,871
Restricted	1,118	1,216
	4,083	6,087
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,380 and $25,071, respectively	34,005	34,044
Investment in unconsolidated apartment partnerships, net of
deferred income of $311 and $380, respectively	8,649	8,452
Investment in unconsolidated commercial property partnerships	5,053	5,021
Other receivables, net of reserves of $204 and $203, respectively	1,207	1,238
	48,914	48,755
Assets Related to Community Development
Land and development costs
Puerto Rico	26,514	26,133
St. Charles, Maryland	27,302	27,317
Notes receivable on lot sales and other	6,046	5,992
	59,862	59,442
Assets Related to Homebuilding
Homebuilding construction and land	9,177	6,929

Other Assets
Receivables and other	2,112	2,162
Property, plant and equipment, less accumulated depreciation
of $1,966 and $1,911, respectively	646	665
	2,758	2,827
Total Assets	$ 124,794	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 357	$ 427
Non-recourse debt	36,940	37,102
Accounts payable, accrued liabilities and deferred income	3,060	2,772
	40,357	40,301

Liabilities Related to Community Development
Recourse debt	37,366	37,327
Accounts payable, accrued liabilities and deferred income	2,381	3,442
	39,747	40,769

Liabilities Related to Homebuilding
Recourse debt	7,851	6,194
Accounts payable and accrued liabilities	1,128	576
	8,979	6,770

Other Liabilities
Accounts payable and accrued liabilities	1,949	1,933
Notes payable and capital leases	549	576
Accrued income tax liability-current	659	1,179
Accrued income tax liability-deferred	3,415	3,378
	6,572	7,066
Total Liabilities	95,655	94,906

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding	52	52
Treasury stock	(87)	(87)
Additional paid-in capital	18,354	18,354
Retained earnings	10,820	10,815
Total Shareholders' Equity	29,139	29,134

Total Liabilities and Shareholders' Equity	$ 124,794	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2002	2001
Cash Flows from Operating Activities
Net income	$ 5	$ 300
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	477	450
Provision for deferred income taxes	37	128
Equity in earnings-unconsolidated apartment partnerships and developer fees	(271)	(344)
Distributions-unconsolidated apartment partnerships	111	185
Equity in earnings-unconsolidated commercial property partnerships	(183)	(196)
Distributions-unconsolidated commercial property partnerships	151	372
Cost of sales-community development	1,052	1,177
Homebuilding construction expenditures	(2,248)	-
Changes in notes and accounts receivable	(104)	(294)
Changes in accounts payable, accrued liabilities and deferred income	(725)	135
Net cash (used in) provided by operating activities	(1,698)	1,913

Cash Flows from Investing Activities
Investment in land development	(1,418)	(2,466)
Change in investments-unconsolidated rental property partnerships	(37)	19
Change in restricted cash	98	(32)
Additions to rental operating properties, net	(383)	(666)
Dispositions of other assets	95	86
Net cash used in investing activities	(1,645)	(3,059)

Cash Flows from Financing Activities
Cash proceeds from debt financing	2,975	1,642
Payment of debt	(1,538)	(1,811)
Net cash provided by (used in) financing activities	1,437	(169)

Net Decrease in Cash and Cash Equivalents	(1,906)	(1,315)
Cash and Cash Equivalents, Beginning of Year	4,871	5,867
Cash and Cash Equivalents, March 31,	$ 2,965	$ 4,552

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares was adjusted during the three months ended March 31, 2002 and 2001 to reflect dilutive potential common shares related to outstanding warrants. No adjustment was made for anti-dilutive options and warrants.

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF 99-19, "Income Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which is effective for the quarter ended March 31, 2002, the Company has presented these reimbursements as revenues.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands):
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
March 31, 2002	$ 87,882	$ 66	$ 87,948
December 31, 2001	88,733	79	88,812
Total Non-Recourse Debt
March 31, 2002	97,623	-	97,623
December 31, 2001	98,400	-	98,400
Total Other Liabilities
March 31, 2002	10,491	16	10,507
December 31, 2001	10,841	29	10,870
Total Deficit
March 31, 2002	(20,232)	50	(20,182)
December 31, 2001	(20,508)	50	(20,458)
Company's Investment
March 31, 2002	8,602	47	8,649
December 31, 2001	8,350	102	8,452

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2002	6,988	-	6,988
Three Months Ended March 31, 2001	6,891	515	7,406
Net Income
Three Months Ended March 31, 2002	609	-	609
Three Months Ended March 31, 2001	342	56	398
Company's recognition of equity in earnings
and developer fees
Three Months Ended March 31, 2002	326	(55)	271
Three Months Ended March 31, 2001	316	28	344

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2002	1,723	(14)	1,709
Three Months Ended March 31, 2001	1,888	312	2,200
Company's share of cash flows from
operating activities
Three Months Ended March 31, 2002	634	(7)	627
Three Months Ended March 31, 2001	702	156	858
Operating cash distributions
Three Months Ended March 31, 2002	333	-	333
Three Months Ended March 31, 2001	578	-	578
Company's share of operating cash distributions
Three Months Ended March 31, 2002	112	-	112
Three Months Ended March 31, 2001	185	-	185

The unconsolidated apartment partnerships as of March 31, 2002 include 15 partnerships owning 3,767 rental units in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in a partnership, New Center Associates Limited Partnership, whose rental complex was converted into condominiums, all of which have been sold. When all the affairs of this partnership are concluded, the partnership will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

Unconsolidated Commercial Property Partnerships

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets producing a 45.26% interest in the cash flows generated by the thirty-year lease of the building. The building was completed and occupied during July 2000. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2002	2001

Total assets	$ 29,290	$ 28,837
Total liabilities	26,288	25,907
Total equity	3,002	2,930
Company's investment	5,053	5,021

SUMMARY OF OPERATIONS:
	For the Three Months
	Ended March 31,
	2002	2001

Total revenue	$ 897	$ 896
Net income	404	434
Company's recognition of equity in earnings	183	196

SUMMARY OF OPERATING CASH FLOWS:
	For the Three Months
	Ended March 31,
	2002	2001

Cash flows from operating activities	$ 828	$ 542
Company's share of cash flows from operating activities	375	245
Operating cash distributions	329	823
Company's share of operating cash distributions	151	372

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2002 and December 31, 2001 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	March 31,	December 31,
	From/To	From/To	2002	2001
Related to community development:
Recourse debt	06-30-02/	Non-interest	$ 37,366	$ 37,327
	02-15-06	bearing/9.5%

Related to homebuilding:
Recourse debt	08-31-03	P	7,851	6,194

Related to investment properties:
Recourse debt	12-15-02	5.12%	357	427
Non-recourse debt	10-01-19/	6.6%/	36,940	37,102
	10-01-28	7.75%
General:
Recourse debt	05-01-02/	5.9%/	549	576
	02-01-06	18.5%
Total debt			$ 83,063	$ 81,626
    "P" = Prime lending interest rate.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. Lender approval is required prior to Land Development Associates S.E. ("LDA") or Brisas de Parque Escorial, Inc. ("Brisas"): making any guarantee or loan out of the normal course of business; selling or disposing of substantially all of its assets outside the normal course of business; entering into any significant new line of business; making cash distributions in excess of distributions to pay income taxes on LDA or Brisas generated taxable income unless certain conditions exist that provide adequate working capital for debt service and operations for the following twelve months; making any change in ownership, amendments to partnership agreement or any merger reorganization or acquisition. As of March 31, 2002, the Company is in compliance with the provisions of its loan agreements.

As of March 31, 2002, the $37,366,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. As of March 31, 2002, recourse investment properties debt is secured by distributions and proceeds from the remaining partnership that converted its apartments into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,612,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

(5)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2002	2001
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 444	$ 454
Affiliates of James Michael Wilson, CEO and Trustee		222	190
		$ 666	$ 644
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 12	$ 12

General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 94	$ 79
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		55	23
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		(1)	(20)
IGC	(B4)	(6)	(11)
James J. Wilson, IGC director	(B3)	50	50
Thomas J. Shafer, Trustee	(B5)	12	8
		$ 204	$ 129
Interest Expense
KEMBT Corporation	(B2)	$ -	$ 53

BALANCE SHEET IMPACT:		Balance	Balance
		March 31,	December 31,
		2002	2001
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners		$ 821	$ 866
Affiliates of James Michael Wilson, CEO and Trustee		265	193
		$ 1,086	$ 1,059
Other Assets
Receivables-All due on demand
IGC	(B4)	$ 156	$ 150
Affiliate of James Michael Wilson, CEO and Trustee	(B4)	69	77
IBC		9	9
		$ 234	$ 236

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)	$ 6,839	$ 6,839

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

(B) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property. On April 1, 2001 IGP assumed the office space previously occupied by an affiliated company.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales would be used to make principal payments on the note, and (2) the note is non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ('KEMBT"), wholly owned by Wilson Securities Corporation, and then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ('FirstBank").

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the Loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank has agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company has agreed that (i) The LDA Note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA Note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA Note will be paid; (iv) the due date of the LDA Note will be June 30, 2003, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA Note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA Note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998 are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA Note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

In addition to the interest incurred on the LDA note that was expensed, interest costs of $103,000 were allocated to land development and capitalized in the first three months of 2001, with no similar cost in the same period in 2002.

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

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2002:

Total revenues	$ 5,204	$ 1,978	$ (159)	$ 7,023
Interest income	42	225	(159)	108
Interest expense	731	163	(136)	758
Depreciation and amortization	449	28	-	477
Income tax provision-current	132	-	-	132
Income tax provision (benefit)-deferred	82	(45)	-	37
Income before income taxes and minority interest	421	(151)	(23)	247
Net income	134	(106)	(23)	5
Total assets	71,863	65,942	(13,011)	124,794
Additions to long lived assets	1,420	381	-	1,801

2001:

Total revenues	$ 5,387	$ 2,033	$ (207)	$ 7,213
Interest income	18	321	(207)	132
Interest expense	1,006	286	(198)	1,094
Depreciation and amortization	413	37	-	450
Income tax provision-current	112	-	-	112
Income tax provision-deferred	80	49	-	129
Income before income taxes and minority interest	618	5	(8)	615
Net income	353	(45)	(8)	300
Total assets	73,968	63,041	(11,912)	125,097
Additions to long lived assets	1,678	1,454	-	3,132

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 2002 and 2001

U.S.

Community Development Operations.

Community development land sales revenue decreased $423,000 to $1,436,000 during the three months ended March 31, 2002, compared to sales of $1,859,000 during the three months ended March 31, 2001. During the first quarter of 2002, 18 single-family lots were sold for an average sales price of $45,000, 10 townhome lots for an average sales price of $35,000 compared to 19 single-family lots sold for an average sales price of $50,000 and 6 townhome lots sold for an average sales price of $32,000 during the same period of 2001. The reduction of the average sales price is a direct reflection of the mix of lot sizes sold during the comparable quarters. During the first quarter 2002, six acres of commercial land were sold for an average sales price of $1.22 per square foot compared to two acres sold for an average sales price of $6.63 per square foot during the first quarter 2001. The average sales prices of these parcels differ due to their location, use and level of development. The gross profit margin for the three months ended March 31, 2002 decreased to 27%, compared to 37% in the same period of 2001. The decrease was primarily attributable to the decreased sales revenue that provided a smaller offset for the period costs and the mix of sales. Commercial sales parcels produce varying gross profits depending on their location and development costs. The average gross profit margin on commercial sales during the first quarter was 72% compared to 69% in the first quarter 2001. The parcel sold during the first quarter of 2002 required less development relative to its sales price than the parcel sold during the same quarter in 2001. The gross profit margins for the single-family lots in Fairway were 2% higher during the first quarter 2002 compared to the first quarter 2001 as a result of increased sales prices.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 21% to $506,000 for the three months ended March 31, 2002, compared to $418,000 in the same period in 2001. This increase is primarily due to a 7% increase in rental revenue and a 12% reduction in interest expense. The net operating income of these partnerships relative to their rental income decreased 2% during the first quarter 2002 compared to the first quarter 2001, primarily due to a 102% increase in hazard insurance premium effective October 1, 2001 and increased maintenance cost.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 23% to $154,000 during the first three months of 2002, as compared to $200,000 during the first three months of 2001. The deferred developer fee of one partnership was fully amortized during 2001. The decrease is primarily attributable to a $44,000 reduction in the recognition of developer fees in the first quarter of 2002 compared to the first quarter of 2001.

Management and Other Fees.

Management and other fees increased 11% to $319,000 in the first three months of 2002, compared to $287,000 in the same period in 2001. This increase is primarily due to an increase in the contracted fees from one non-owned partnership, and the increase in apartment rental rates during the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

Interest Expense.

Interest expense, exclusive of interest expense related to rental property, decreased $201,000 to $190,000 during the three months ended March 31, 2002, compared to $391,000 for the three months ended March 31, 2001. This decrease is primarily attributable to a decrease in the prime-lending rate, refinanced debt at a reduced interest rate and a $2,651,000 decrease in the outstanding debt during the first three months of 2002 compared to the same period in 2001.

General and Administrative Expense.

General and administrative expenses increased $181,000 to $836,000 for the three months ended March 31, 2002, compared to $655,000 for the same period of 2001. This increase is primarily due to the increased vesting of the share incentive rights and the effect of the increase in the ACPT share market value on those rights, increased compensation expense and the recognition of employee bonuses offset in part by a reduction in group insurance cost and increased backcharges to the Puerto Rico operations during the first three months in 2002, compared to the first three months in 2001.

Puerto Rico

Community Development Operations.

There was no community development land sales revenue during the first three months ended March 31, 2002 and 2001. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature. The Company agreed to extend a $5,632,000 note receivable that matured on March 31, 2002 until December 15, 2002 providing the purchaser reduces the principal balance by $2,000,000 within thirty days.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 12% to $300,000 during the first three months of 2002, compared to $340,000 during the first three months of 2001. The decrease is due to the liquidation of one of the partnerships that converted its rental units to condominium units.

Management and Other Fees.

Management and other fees increased by 4% to $472,000 during the three months ended March 31, 2002, as compared to $453,000 for the three months ended March 31, 2001. The increase is primarily attributable to management fees received from home owner and commercial associations in Parque Escorial with no comparable fees earned during the first quarter of 2001, increases in the management fee rate for six properties and increases in the HUD subsidies for certain properties. These increases were offset in part by fees earned during the first quarter of 2001, from two partnerships that were converted into condominiums, with no comparable income during the first quarter of 2002.

Interest Expense.

Interest expense decreased 43% to $163,000 during the first three months of 2002, compared to $286,000 for the three months ended March 31, 2001. The decrease is primarily attributable to the reduced outstanding balances of the term loans and an overall reduction in the prime-lending rate during 2002.

General and Administrative Expense.

General and administrative expenses increased $146,000 to $1,001,000 during the first three months ended March 31, 2002, compared to $855,000 for the same period of 2001. The increase is primarily due to the addition of personnel, overall higher compensation expense including the expense associated with the vesting of incentive rights and the impact of the increase in the ACPT share market value on those rights.

Liquidity and Capital Resources

Cash and cash equivalents were $2,965,000 and $4,871,000 at March 31, 2002 and December 31, 2001, respectively. This decrease was attributable to $1,645,000 used in investing activities, offset by $1,437,000 provided by financing activities and $1,698,000 used by operations. The cash outflow for investing activities was primarily attributable to $1,418,000 of land improvements put in place for future land sales. During the first quarter of 2002, $1,538,000 of debt repayments was made compared to $2,975,000 of debt advances received. The cash outflow from operating activities was primarily $2,248,000 of improvements to the condominium project in Parque Escorial. Sales are expected to commence in the third quarter of 2002.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, expand its apartment investment portfolio and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. Anticipated cash from operations, new and existing financing facilities, and extension or refinancing of $12,884,000 of required principal payments and loans that mature in the next twelve months are expected to meet the Company's financial requirements for the year. However, there are no assurances that these funds will be generated.

Debt Summary

Substantially all of ACPT's assets are encumbered by $46,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate (a)	Date	3/31/02

SouthTrust	$ 7,000	P+.75%	11/26/04	$ 7,000
First Bank-phase III	5,779	P+1.0%	6/30/03	2,280
First Bank-office park	4,961	P+1.0%	6/30/02	4,865
First Bank-working capital loan	5,690	P+1.0%	6/30/03	5,690
First Bank-homebuilding	25,000	P	8/31/03	7,851
The Columbia Bank	4,000	P+1.25%	2/15/06	3,890
The Columbia Bank	1,073	P+1.25%	6/15/03	882
The Columbia Bank	2,500	P+1.25%	10/15/04	1,314
BankTrust	357	5.12%	12/15/02	357
Washington Savings Bank	160	9.5%	9/30/02	5
Banco Popular	4,600	P+1.0%	7/31/02	4,600
KEMBT Corporation	6,839	N/A	6/30/03	6,839
Other miscellaneous	549	Various	Various	549
	$ 68,508			$ 46,122
    "P" = Prime lending interest rate.

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

As of March 31, 2002 there have been no material changes in the Company's financial market risk since December 31, 2001 as reported in the Company's Annual Report on Form 10-K.
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

Form 8-K dated April 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 14, 2002	By:	/s/ J. Michael Wilson
J. Michael Wilson
Chairman and Chief Executive Officer

Dated: May 14, 2002	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Vice President and Controller