Form 10-Q
period 2002-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2002-08-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2002	2001

Revenues
Community development-land sales	$ 4,687	$ 5,306
Equity in earnings from partnerships and developer fees	985	1,175
Rental property revenues	5,358	5,107
Management and other fees, substantially all from related entities	1,559	1,543
Gain from expropriation	-	630
Reimbursement of expenses related to managed entities	3,075	2,855
Interest and other income	379	553
Total revenues	16,043	17,169

Expenses
Cost of land sales	3,271	3,605
Selling and marketing	36	31
Rental properties expenses:
Operating	2,258	1,930
Interest	1,079	1,212
Depreciation and amortization	843	825
Expenses reimbursed from managed entities	3,075	2,855
General and administrative	3,283	3,221
Interest expense	330	886
Depreciation and amortization	107	81
Total expenses	14,282	14,646

Income before provision for income taxes and minority interest	1,761	2,523
Provision for income taxes	1,008	745

Income before minority interest	753	1,778
Minority interest	(138)	(185)
Net income	$ 615	$ 1,593
Basic and fully diluted net income per share	$ 0.12	$ 0.31
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,231	5,198

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2002	2001

Revenues
Community development-land sales	$ 3,251	$ 3,447
Equity in earnings from partnerships and developer fees	531	635
Rental property revenues	2,739	2,656
Management and other fees, substantially all from related entities	768	803
Gain from expropriation	-	630
Reimbursement of expenses related to managed entities	1,521	1,440
Interest and other income	210	345
Total revenues	9,020	9,956

Expenses
Cost of land sales	2,219	2,428
Selling and marketing	15	19
Rental properties expense:
Operating	1,181	990
Interest	538	597
Depreciation and amortization	421	421
Expenses reimbursed from managed entities	1,521	1,440
General and administrative	1,446	1,711
Interest expense	113	407
Depreciation and amortization	52	35
Total expenses	7,506	8,048

Income before provision for income taxes and minority interest	1,514	1,908
Provision for income taxes	839	504

Income before minority interest	675	1,404
Minority interest	(65)	(111)
Net income	$ 610	$ 1,293
Basic and fully diluted net income per share	$ 0.12	$ 0.25
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,210	5,197

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 2,667	$ 4,871
Restricted	855	1,216
	3,522	6,087
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,690 and $25,071, respectively	34,214	34,044
Investment in unconsolidated apartment partnerships, net of
deferred income of $242 and $380, respectively	8,782	8,452
Investment in unconsolidated commercial property partnerships	5,091	5,021
Other receivables, net of reserves of $192 and $203, respectively	1,200	1,238
	49,287	48,755
Assets Related to Community Development
Land and development costs
Puerto Rico	27,234	26,133
St. Charles, Maryland	26,595	27,317
Notes receivable on lot sales and other	6,250	5,861
	60,079	59,311
Assets Related to Homebuilding
Homebuilding construction and land	12,064	6,929

Other Assets
Receivables and other	2,669	2,293
Property, plant and equipment, less accumulated depreciation
of $1,998 and $1,911, respectively	607	665
	3,276	2,958
Total Assets	$ 128,228	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 252	$ 427
Non-recourse debt	36,774	37,102
Accounts payable, accrued liabilities and deferred income	3,242	2,772
	40,268	40,301

Liabilities Related to Community Development
Recourse debt	35,730	37,327
Accounts payable, accrued liabilities and deferred income	3,150	3,442
	38,880	40,769

Liabilities Related to Homebuilding
Recourse debt	10,268	6,194
Accounts payable and accrued liabilities	1,642	576
	11,910	6,770

Other Liabilities
Accounts payable and accrued liabilities	2,005	1,933
Notes payable and capital leases	503	576
Accrued income tax liability-current	803	1,179
Accrued income tax liability-deferred	4,110	3,378
	7,421	7,066
Total Liabilities	98,479	94,906

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding	52	52
Treasury stock, 17,359 shares at cost, $5	(87)	(87)
Additional paid-in capital	18,354	18,354
Retained earnings	11,430	10,815
Total Shareholders' Equity	29,749	29,134

Total Liabilities and Shareholders' Equity	$ 128,228	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2002	2001
Cash Flows from Operating Activities
Net income	$ 615	$ 1,593
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	950	906
Provision for deferred income taxes	732	231
Equity in earnings-unconsolidated apartment partnerships and developer fees	(609)	(751)
Distributions-unconsolidated apartment partnerships	254	1,008
Equity in earnings-unconsolidated commercial property partnership	(376)	(424)
Distributions-unconsolidated commercial property partnerships	306	672
Cost of sales-community development	3,144	3,844
Homebuilding-construction expenditures	(5,135)	(179)
Changes in notes and accounts receivable	(656)	2,359
Changes in accounts payable, accrued liabilities and deferred income	940	(400)
Net cash provided by operating activities	165	8,859

Cash Flows from Investing Activities
Investment in land development	(3,523)	(4,864)
Change in investments-unconsolidated rental property partnerships	25	(130)
Change in restricted cash	361	(326)
Additions to rental operating properties, net	(1,013)	(1,062)
Acquisitions of other assets	(120)	(40)
Net cash used in investing activities	(4,270)	(6,422)

Cash Flows from Financing Activities
Cash proceeds from debt financing	6,524	3,240
Payment of debt	(4,623)	(7,834)
Net cash provided by (used in) financing activities	1,901	(4,594)

Net Decrease in Cash and Cash Equivalents	(2,204)	(2,157)
Cash and Cash Equivalents, Beginning of Year	4,871	5,867
Cash and Cash Equivalents, June 30	$ 2,667	$ 3,710

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
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

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned and controlled subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT".

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three and six months ended June 30, 2002 and 2001 to reflect dilutive common shares related to outstanding warrants. There was no dilutive effect on earnings per share.

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF Topic D-103, "Income Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002, the Company has presented these reimbursements as revenues.

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

Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate operating properties from the two projects that were converted and sold as condominiums (in thousands):
	Operating	Condo
	Properties	Conversions	Total

Summary Financial Position:
Total Assets
June 30, 2002	$ 88,303	$ 49	$ 88,352
December 31, 2001	88,733	79	88,812
Total Non-Recourse Debt
June 30, 2002	96,833	-	96,833
December 31, 2001	98,400	-	98,400
Total Other Liabilities
June 30, 2002	11,515	10	11,525
December 31, 2001	10,841	29	10,870
Total Deficit
June 30, 2002	(20,045)	39	(20,006)
December 31, 2001	(20,508)	50	(20,458)
Company's Investment
June 30, 2002	8,738	44	8,782
December 31, 2001	8,350	102	8,452

	Operating	Condo
	Properties	Conversions	Total

Summary of Operations:
Total Revenue
Three Months Ended June 30, 2002	6,991	-	6,991
Three Months Ended June 30, 2001	7,046	261	7,307
Six Months Ended June 30, 2002	13,979	-	13,979
Six Months Ended June 30, 2001	13,937	776	14,713
Net Income
Three Months Ended June 30, 2002	481	(4)	477
Three Months Ended June 30, 2001	449	60	509
Six Months Ended June 30, 2002	1,065	(11)	1,054
Six Months Ended June 30, 2001	791	116	907
Company's recognition of equity in earnings
and developer fees
Three Months Ended June 30, 2002	340	(2)	338
Three Months Ended June 30, 2001	377	30	407
Six Months Ended June 30, 2002	666	(57)	609
Six Months Ended June 30, 2001	693	58	751

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended June 30, 2002	1,081	(13)	1,068
Three Months Ended June 30, 2001	958	(44)	914
Six Months Ended June 30, 2002	2,804	(27)	2,777
Six Months Ended June 30, 2001	2,846	268	3,114
Company's share of cash flows from
operating activities
Three Months Ended June 30, 2002	462	(6)	456
Three Months Ended June 30, 2001	413	(22)	391
Six Months Ended June 30, 2002	1,096	(13)	1,083
Six Months Ended June 30, 2001	1,115	134	1,249
Operating cash distributions
Three Months Ended June 30, 2002	269	-	269
Three Months Ended June 30, 2001	453	1,300	1,753
Six Months Ended June 30, 2002	602	-	602
Six Months Ended June 30, 2001	1,031	1,300	2,331
Company's share of operating cash distributions
Three Months Ended June 30, 2002	142	-	142
Three Months Ended June 30, 2001	173	650	823
Six Months Ended June 30, 2002	254	-	254
Six Months Ended June 30, 2001	358	650	1,008

The unconsolidated apartment partnerships as of June 30, 2002 include 15 partnerships owning 3,767 rental units situated in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in a partnership, New Center Associates Limited Partnership, whose rental units were converted into condominiums, all of which have been sold. When all the affairs of this partnership are concluded, the partnership will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to certain partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and/or non-majority ownership, these partnerships are accounted for under the equity method of accounting.

Unconsolidated Commercial Property Partnership

In December 1998, the Company obtained a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets equal to producing a 45.26% interest in cash flow generated by the thirty-year lease of the building. The following tables summarize ELI's financial information (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2002	2001

Total assets	$ 28,994	$ 28,837
Total liabilities	25,910	25,907
Total equity	3,084	2,930
Company's investment	5,091	5,021

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Total revenue	$ 1,846	$ 1,876	$ 949	$ 980
Net income	828	937	424	503
Company's recognition of equity in earnings	376	424	192	228

SUMMARY OF OPERATING CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Cash flows from operating activities	$ 943	$ 401	$ 115	$ (141)
Company's share of cash flows
from operating activities	427	181	52	(64)
Operating cash distributions	674	1,483	345	660
Company's share of operating cash distributions	306	672	155	300
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2002 and December 31, 2001 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	June 30,	December 31,
	From/To	From/To	2002	2001
Related to community development:
Recourse debt	09-30-02/	Non-interest	$ 35,730	$ 37,327
	02-15-06	bearing/9.5%

Related to homebuilding:
Recourse debt	08-31-03	P	10,268	6,194

Related to investment properties:
Recourse debt	12-15-02	5.12%	252	427
Non-recourse debt	10-01-19/	6.6%/	36,774	37,102
	10-01-28	7.75%
General:
Recourse debt	10-01-02/	5.9%/	503	576
	02-01-06	18.5%
Total debt			$ 83,527	$ 81,626
    "P" = Prime lending interest rate.

As of June 30, 2002, the $35,730,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. As of June 30, 2002, recourse investment properties debt is secured by distributions and proceeds from the remaining partnership that converted its apartments into condominiums. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,568,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%. The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of June 30, 2002 the Company is in compliance with the provisions of its loan agreements.

(5)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2002	2001	2002	2001
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 882	$ 907	$ 438	$ 453
Affiliates of James Michael Wilson, CEO and Trustee		437	400	215	210
		$ 1,319	$ 1,307	$ 653	$ 663
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 24	$ 25	$ 12	$ 13

General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 190	$ 189	$ 96	$ 110
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	(11)	-	(11)	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		100	45	45	22
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		1	(30)	2	(10)
IGC	(B4)	(13)	(16)	(7)	(5)
James J. Wilson, IGC director	(B3)	100	100	50	50
Thomas J. Shafer, Trustee	(B5)	21	15	9	8
		$ 388	$ 303	$ 184	$ 175
Interest Expense
KEMBT Corporation	(B2)	$ -	$ 89	$ -	$ 36

BALANCE SHEET IMPACT:
				Balance	Balance
				June 30,	December 31,
				2002	2001
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners				$ 1,102	$ 866
Affiliates of James Michael Wilson, CEO and Trustee				205	193
				$ 1,307	$ 1,059
Other Assets
Receivables-All due on demand
IGC	(B4)			$ 162	$ 150
Affiliate of James Michael Wilson, CEO and Trustee	(B4)			61	77
IBC				8	9
KEMBT	(B2)			50	-
				$ 281	$ 236
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 6,839	$ 6,839

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

(B) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms at least as favorable as those generally available from unaffiliated persons for comparable property. On April 1, 2001 IGP assumed the office space previously occupied by an affiliated company.

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

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the Loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank has agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company has agreed that (i) The LDA Note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA Note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA Note will be paid; (iv) the due date of the LDA Note will be June 30, 2003, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA Note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA Note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998, discussed below, are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA Note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

In addition to the interest incurred on the LDA note that was expensed, interest costs of $182,000 and $79,000 were allocated to land development and capitalized in the first six months and second three months of 2001, with no similar cost in the same periods in 2002.

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. Currently the consulting fees are being applied to satisfy the terms of the KEMBT transaction discussed above. At Mr. Wilson's request, any additional payments will be made to IGC.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2002:

Total revenues	$ 12,392	$ 3,971	$ (320)	$ 16,043
Interest income	88	491	(320)	259
Interest expense	1,433	248	(272)	1,409
Depreciation and amortization	898	52	-	950
Income tax provision (benefit)-current	355	(79)	-	276
Income tax provision-deferred	669	63	-	732
Income before income taxes and minority interest	1,904	(95)	(48)	1,761
Net income	742	(79)	(48)	615
Total assets	71,950	69,520	(13,242)	128,228
Additions to long lived assets	3,435	1,101	-	4,536

2001:

Total revenues	$ 12,727	$ 4,838	$ (396)	$ 17,169
Interest income	33	779	(396)	416
Interest expense	1,959	517	(378)	2,098
Depreciation and amortization	841	65	-	906
Income tax provision-current	187	326	-	513
Income tax provision (benefit)-deferred	484	(252)	-	232
Income before income taxes and minority interest	1,970	571	(18)	2,523
Net income	1,114	497	(18)	1,593
Total assets	74,281	59,660	(12,408)	121,533
Additions to long lived assets	2,285	2,579	-	4,864

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended June 30, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2002:

Total revenues	$ 7,188	$ 1,993	$ (161)	$ 9,020
Interest income	46	266	(161)	151
Interest expense	702	85	(136)	651
Depreciation and amortization	449	24	-	473
Income tax provision (benefit)-current	223	(79)	-	144
Income tax provision-deferred	587	108	-	695
Income before income taxes and minority interest	1,483	56	(25)	1,514
Net income	608	27	(25)	610
Total assets	71,950	69,520	(13,242)	128,228
Additions to long lived assets	2,015	720	-	2,735

2001:

Total revenues	$ 7,340	$ 2,805	$ (189)	$ 9,956
Interest income	15	458	(189)	284
Interest expense	953	231	(180)	1,004
Depreciation and amortization	428	28	-	456
Income tax provision-current	75	326	-	401
Income tax provision (benefit)-deferred	404	(301)	-	103
Income before income taxes and minority interest	1,352	566	(10)	1,908
Net income	761	542	(10)	1,293
Total assets	74,281	59,660	(12,408)	121,533
Additions to long lived assets	1,273	1,125	-	2,398

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 2002 and 2001

U.S.

Community Development Operations.

During the first six months of 2002, 22 standard size single-family lots were sold for an average sales price of $53,000, 33 small single-family lots for an average sales price of $43,000 and 16 townhome lots for an average sales price of $35,000, compared to 44 standard size single-family lots sold for an average sales price of $51,000 and 6 townhome lots sold for an average sales price of $32,000 during the same period of 2001. During the first six months of 2002, 13 acres of commercial land were sold for an average sales price of $3.48 per square foot compared to 26 acres sold for an average sales price of $2.52 per square foot during the first six months of 2001. The average sales prices of these parcels differ due to their location, use and level of development.

During 2002, the Company recorded a $350,000 note as partial payment toward a $1,600,000 commercial sale and the remainder in cash. The note is personally guaranteed by the purchaser and a deed of trust subordinate to an acquisition and construction loan. Per the terms of the deed of trust, the purchaser is required to subdivide the property and obtain a release from the acquisition loan eliminating the subordination on a one-acre out parcel. The full amount of the note was deferred for revenue recognition purposes in the second quarter of 2002.

The combined gross profit margin for the six months ended June 30, 2002 decreased to 31%, compared to 36% in the same period of 2001. The decrease was primarily attributable to the $350,000 deferred revenue and the mix of sales between residential and commercial. The average gross profit on commercial sales during the first six months of 2002 was 60% compared to 50% in the first six months of 2001. This increase is primarily attributable to the use of and location of the land. The significant parcel sold in 2002 is located in an existing developed area for a small commercial center anchored with a major chain grocery store compared to the large parcel sold in 2001 located next to the land fill for a power plant. Fairway Village's resident lot gross margin increased 1.7% to 31% as a direct reflection of the increase in the lots sales prices.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 10% to $1,040,000 for the six months ended June 30, 2002, compared to $955,000 in the same period in 2001. This increase is primarily due to a 5% increase in rental revenue, 11% reduction in interest expense, 25% reduction in minority interest, offset in part by a 17% increase in operating expenses and a 2% increase in depreciation and amortization. The increase in rental revenue is a result of increased rental rates. The increase in operating expenses is primarily due to a 102% increase in hazard insurance premium effective October 1, 2001 and increased maintenance cost. In addition, New Forest Apartments incurred a 25,000 loss, the insurance deductible, when four units were damaged by fire.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 32% to $328,000 during the first six months of 2002, compared to $485,000 during the first six months of 2001. The deferred developer fee of one partnership was fully amortized during 2001. The decrease is primarily attributable to the combined effect of reduced developer fees, increased insurance premiums, increased repair expenses, and a timing difference in the recognition of retroactive rent increases. Sponsor and development fees reduce annually as they are amortized, resulting in an $88,000 decrease in revenue recognized in the first six months of 2002. Huntington Apartments incurred a $25,000 loss related to fire damages to a building of 38 units. The income reported during the first six months of 2001 reflected a retroactive rent increase pursuant to a subsidy contract. These decreases were partially offset by increased rental rates.

Management and Other Fees.

Management and other fees increased 9% to $635,000 in the first six months of 2002, as compared to $581,000 in the same period in 2001. This increase is primarily due to a modification in one non-owned partnership's management contract increasing the basic management fee, and the increase in apartment rental rates during the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Interest Expense.

Interest expense decreased $393,000 to $354,000 during the six months ended June 30, 2002, as compared to $747,000 for the six months ended June 30, 2001. This decrease is primarily attributable to the overall reduction in the prime lending interest rate, refinanced debt at a reduced interest rate and a $2,800,000 decrease in the outstanding debt during the first six months of 2002 compared to the first six months of 2001.

General and Administrative Expense.

General and administrative expenses decreased 4% to $1,332,000 for the six months ended June 30, 2002, as compared to $1,389,000 for the six months ended June 30, 2001. The decrease is primarily attributed to an increase in allocated corporate costs charged to the Puerto Rico operations and a reduction in group insurance cost and consulting fees. During 2002, the corporate staff provided additional services to the Puerto Rico operations due to changes in personnel and assistance with certain transactions. These decreases were offset in part by the increased vesting of the share incentive rights and the effect of the increase in the ACPT share market value of those rights, increased compensation expense and the recognition of employee bonuses during the first six months in 2002, compared to the first six months in 2001.

Puerto Rico

Community Development Operations.

There was no community development land sales revenue during the six months ended June 30, 2002 and 2001. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature. During the first six months of 2001, the Company incurred $169,000 of costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000. The Company agreed to extend a $5,632,000 note receivable from a 2001 land sale that matured on March 31, 2002, until December 31, 2002, provided a $2,000,000 principal curtailment is made no later than August 15, 2002.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 5% to $657,000 during the first six months of 2002, as compared to $690,000 during the first six months of 2001. The decrease is primarily due to reduction in earnings from ELI S.E due to increased insurance costs and a reduction in sponsor and developer fees. These decreases were partially offset with an increase in earnings from partnerships as a result of increased rents, reduced vacancies, reduced repairs and maintenance, reduced interest expense offset in part by increased insurance premiums.

Management and Other Fees.

Management and other fees decreased by 4% to $924,000 during the six months ended June 30, 2002, as compared to $962,000 for the six months ended June 30, 2001. The decrease is primarily attributable to special management fees recognized during the first six months of 2001 from the two partnerships that converted their rental units into condominiums, all of which have been sold. Also, during the first six months of 2001, additional management fees were earned as the result of a HUD authorized adjustment to the gross income of various non-owned properties. These decreases were partially offset with management fees earned from homeowner, commercial and office park associations in Parque Escorial with no comparable fees earned during the first six months of 2001.

Gain from Expropriation.

During the six months ended June 30, 2001, the Puerto Rico Highway Authority (" PRHA") and the Company executed a settlement agreement as a final condemnation award on 54 cuerdas expropriated located in Parque El Comandante. The agreement increased the additional condemnation award per cuerda to $35,000 and to pay interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $152,000 of interest accrued through June 30, 2001. There were no similar transactions during the comparable period to 2002.

Interest Expense.

Interest expense decreased 52% to $248,000 during the first six months of 2002, as compared to $517,000 during the same period in 2001. The decrease is primarily attributable to the reduced outstanding debt balance and the overall reduction in the prime lending rate.

General and Administrative Expense.

General and administrative expenses increased 6% to $1,951,000 during the six months ended June 30, 2002, as compared to $1,832,000 for the six months ended June 30, 2001. The increase is primarily attributable to the additional corporate cost allocation generated from the additional services provided by the corporate staff due to changes in personnel and assistance with certain transactions. This increase was partially offset by the recognition in 2001 of non-recurring costs associated with municipal taxes, uncollectible management fees for non-owned properties and bond guarantee fees with no comparable costs during 2002.

For the Three Months Ended June 30, 2002 and 2001

U.S.

Community Development Operations.

Community development land sales revenue decreased $197,000 to $3,251,000 during the three months ended June 30, 2002, compared to sales revenue of $3,448,000 during the three months ended June 30, 2001. During the second quarter of 2002, 19 standard size single-family lots were sold for an average sales price of $53,000, 18 small single-family lots for an average sales price of $43,000, 6 townhome lots for an average sales price of $35,000, compared to 25 standard size single-family lots sold for an average sales price of $51,000 during the second quarter of 2001. The standard single-family lots escalate at an average rate of 4% per year pursuant to the terms of the various sales contracts. During the second quarter of 2002, 7 acres of commercial land were sold for an average sales price of $5.31 per square foot compared to 24 acres of commercial land sold for an average sales price of $2.09 per square foot during the same period in 2001. The average sales prices of these parcels differ due to their location, use and level of development. During the second quarter 2002, $350,000 was deferred until certain provisions of the contract sales are completed.

The combined gross profit margin for the three months ended June 30, 2002 decreased 3% to 32% from 35% in the same period of 2001. This decrease is primarily attributable to the deferred revenue offset in part by the mix of sales and increased sales prices for residential lots in Fairway Village. The average gross profit on commercial sales during the second quarter of 2002 was 57% compared to 44% during the same period in 2001. This increase is primarily attributable to the location and use of the parcels.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) decreased less than one percent to $534,000 for the quarter ended June 30, 2002, compared to $537,000 in the second quarter of 2001. This decrease is primarily due to a 19% increase in operating expenses, offset in part by a 3% increase in rental revenue, and a 10% reduction in interest expense. The increase in operating expenses is primarily due to a 102% increase in the insurance premiums. In addition, New Forest Apartments incurred a $25,000 loss as a result of a fire that damaged four units.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased $86,000 to $199,000 during the three months ended June 30, 2002, as compared to $285,000 during the three months ended June 30, 2001. The decrease is attributable to a $44,000 reduction in the recognition of developer fees during the second quarter of 2002, compared to the second quarter of 2001 and fire damages to 38 units in one apartment complex. In addition, one partnership had a subsidy contract adjustment providing retroactive rent increases in 2001 with no such adjustment in 2002.

Management and Other Fees.

Management and other fees increased 7% to $316,000 in the second quarter of 2002, as compared to $294,000 in the same period in 2001. This increase is primarily due to a modification to the management contract with one non-owned partnership increasing the management fee and an overall increase in the rental income for all properties managed.

Interest Expense.

Interest expense decreased $192,000 to $164,000 during the three months ended June 30, 2002, as compared to $356,000 for the three months ended June 30, 2001. This decrease is primarily attributable to the decrease in outstanding loan balances and the prime lending interest rate during the second quarter of 2002 as compared to the same quarter of 2001.

General and Administrative Expense.

General and administrative expenses decreased $238,000 to $496,000 for the three months ended June 30, 2002, as compared to $734,000 for the same period of 2001. The decrease is primarily attributable to increased corporate costs allocated to the Puerto Rico operations during the second quarter 2002 as compared to the same period in 2001 and the effect on compensation expense related to the share incentive rights reflecting the decrease in the stock price during the second quarter of 2002.

Puerto Rico

Community Development Operations.

There were no land sales during the second quarter of 2002 and 2001. During the second quarter of 2001, the Company incurred $169,000 of non-recurring costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000. Residential lots are sold in bulk and are typically very cyclical.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 2% to $357,000 during the three months ended June 30, 2002 as compared to $350,000 during the three months ended June 30, 2001. The increase is primarily attributable to an increase in earnings from partnerships attributable to increased rents, reduced repairs and maintenance, reduced interest expense offset in part by increased insurance premiums.

Management and Other Fees.

Management and other fees decreased 11% to $452,000 during the three months ended June 30, 2002, as compared to $509,000 for the three months ended June 30, 2001. The decrease is primarily attributable to special management fees from the two partnerships that converted their rental units into condominiums and the recognition in during the three months of 2001 with no comparable in 2002. Also, during the three months of 2001, additional management fees earned as the result of a HUD authorized adjustment to the gross income of various non-owned properties. These decreases were partially offset with management fees received from homeowner, commercial and office park associations in Parque Escorial with no comparable fees earned during the three months of 2001.

Gain from Expropriation.

During the second quarter of 2001, the Puerto Rico Highway Authority (" PRHA") and the Company executed a settlement agreement as a final condemnation award on 54 cuerdas expropriated located in Parque El Comandante. The agreement increased the additional condemnation award per cuerda to $35,000 and to pay interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $152,000 of interest accrued through June 30, 2001. There were no similar transactions during the comparable period to 2002.

Interest Expense.

Interest expense decreased 63% to $85,000 during the second three months of 2002, as compared to $230,000 during the same period in 2001. This decrease is primarily attributable to the reduced outstanding debt balance and the overall reduction in the prime-lending rate during the second quarter of 2002 as compared to the same quarter of 2001.

General and Administrative Expense.

General and administrative expenses decreased 3% to $950,000 during the three months ended June 30, 2002, as compared to $977,000 for the three months ended June 30, 2001. The decrease is primarily attributed to the recognition in 2001 of non-recurring costs associated with municipal taxes, uncollectible management fees for non-owned properties and bond guarantee fees. The decrease is partially offset by the increase in allocation of corporate costs, addition of personnel and overall higher compensation expense.

Liquidity and Capital Resources

Cash and cash equivalents were $2,667,000 and $4,871,000 at June 30, 2002 and December 31, 2001, respectively. This decrease was attributable to $4,270,000 used in investing activities, offset by $1,901,000 provided by financing activities and $165,000 provided by operations. The cash outflow for investing activities was primarily attributable to $3,523,000 of land improvements put in place for future land sales. During the first six months of 2002, $4,623,000 of debt repayments was made compared to $6,524,000 of debt advances received. The cash outflow from operating activities was primarily $5,135,000 of improvements to the condominium project in Parque Escorial. Sales are expected to commence in the third quarter of 2002.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Management is pursuing additional capital which can be used by ACPT to fund new community development projects, expand its apartment investment portfolio and provide for other working capital needs. Such sources of funding may include, but are not limited to, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. Anticipated cash from operations, new and existing financing facilities, and extension or refinancing of $28,307,000 of required principal payments and loans that mature in the next twelve months are expected to meet the Company's financial requirements for the year. However, there are no assurances that these expectations will be met.

Debt Summary

Substantially all of ACPT's assets are encumbered by approximately $47,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate (a)	Date	6/30/02

SouthTrust	$ 6,000	P+.75%	11/26/04	$ 6,000
First Bank-phase III	5,779	P+1.0%	6/30/03	2,825
First Bank-office park	4,961	P+1.0%	6/30/03	4,865
First Bank-working capital loan	5,581	P+1.0%	6/30/03	5,581
First Bank-homebuilding	25,000	P	8/31/03	10,268
The Columbia Bank	3,748	P+1.25%	2/15/06	3,746
The Columbia Bank	447	P+1.25%	6/15/03	276
The Columbia Bank	2,500	P+1.25%	10/15/04	983
BankTrust	252	5.12%	12/15/02	252
Washington Savings Bank	14	9.5%	9/30/02	14
Banco Popular	4,600	P+1.0%	2/28/03	4,600
KEMBT Corporation	6,839	N/A	6/30/03	6,839
Other miscellaneous	503	Various	Various	503
	$ 66,224			$ 46,752
    "P" = Prime lending interest rate.

On August 7, 2002, the Company closed a $2,000,000 development loan for the next parcel in Fairway Village. The Banco Popular loan due on July 31, 2002 was extended until February 28, 2003 in exchange for a $11,000 loan fee and $200,000 principal curtailment. Management expects to refinance this loan through another lender prior to its maturity date.

The Company and the Charles County commissioners have reached a settlement that will provide guaranteed school allocation permits for 255 new dwelling units per year, cumulative through December 2005; sewer connection fees for the next 2000 units in Fairway Village, $1,608 less per unit than the fee charged builders outside of St. Charles; a refund to ACPT's predecessor for certain water and sewer fees previously paid; and the possibility of annexing additional contiguous land into St. Charles. The County agreed to issue general obligation bonds to finance the construction of certain infrastructure needed to develop St. Charles. In exchange, the Company agreed to provide letters of credit to secure the bonds and accelerate the construction of two major roadway links to the Charles County road system and dismiss all pending water and sewer litigation.

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

As of June 30, 2002, there have been no material changes in the Company's financial market risk since December 31, 2001 as reported in the Company's Annual Report on Form 10-K.
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

St. Charles Planning & Design Review Board-Smallwood Village vs. George C. Vann, et al., No. 08-C-01-264 (Circuit Court for Charles County, Maryland). The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Company will continue to vigorously defend against these charges.

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000, General Accident Insurance Company indicated they would cover IGP in this case up to the limit of its policy of $2,000,000.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., Et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et als filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI, S.E. to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Mr. Santiago alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood their place of business. Subsequently to this date the Municipality of Carolina expropriated the land occupied by the Claimant. Plaintiff is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and will vigorously defend against these charges.

St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). In this case, which was filed in 1989, the Company sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990.

During the course of subsequent litigation over the interpretation of the 1989 Settlement Agreement, the County appealed an injunction issued by the Circuit Court for Charles County limiting the amount the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Maryland Court of Special Appeals confirmed the Circuit Court on this issue, and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities, and therefore, the right to reduced sewer connection fees extends to all those to whom land is sold in the St. Charles Communities. In November 2001, the Court of Appeals of Maryland affirmed that decision.

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claimed justified increasing sewer connection fees in St. Charles Communities. The Company filed objections to the County's 2000 sewer connection fee study, and challenged its validity under the 1989 Agreement, in the Circuit Court for Charles County.

The Circuit Court referred the matter to mediation. After several mediation sessions, and subsequent unmediated negotiations, the Company and the County reached a settlement addressing sewer connection fees and other matters.

Under the settlement, (i) the County will provide guaranteed school allocations for 255 new dwelling units per year, cumulative through December 2005; (ii) sewer connection fees for the next 2000 units in Fairway Village will be $1,608 less per unit than the fee charged to builders outside of St. Charles; (iii) a refund has been made to ACPT's predecessor for certain water and sewer fees previously paid; and (iv) the County has agreed to the possibility of annexing additional contiguous land into St. Charles.

The County also conditionally agreed to issue municipal bonds to finance the construction of certain infrastructure needed to develop St. Charles. In exchange, the Company agreed to obtain letters of credit to guarantee repayment of the bonds. The Company also agreed to accelerate the construction of two major roadway links to the Charles County road system and dismiss all pending water and sewer litigation.

The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2002 Annual Meeting of Shareholders on June 12, 2002. At the meeting, shareholders elected one individual as Trustee for a term to expire at the Annual Meeting in the year 2005. In addition, shareholders voted for the selection of independent auditors for 2002, with the provision that should the Audit Committee and Board of Trustees determine that it is in the Company's best interest to replace Arthur Andersen LLP as the Company's Independent Accountants, they will take the appropriate action. The results of the voting are as follows:
	Votes For	Votes Withheld
Trustee
T. Michael Scott	4,770,661	268,904
	Votes For	Votes Against	Abstain	Broker Non-Vote

Selection of independent auditors for 2002	4,742,224	284,491	12,850	-0-

Prior to the annual meeting, the Audit Committee and Board of Trustees determined that it was in the Company's best interest to replace Arthur Andersen LLP with Ernst and Young LLP as the Company's independent accountants.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6(a).	EXHIBITS

Exhibit Number and Description

10.1

Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC.

10.2	Consent Judgment dated July 22, 2002.
10.3	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County.
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).	REPORTS ON FORM 8-K

Form 8-K dated April 2, 2002.

Form 8-K dated May 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 14, 2002	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 14, 2002	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer