Form 10-Q
period 2002-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2002-11-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	7
	Notes to Consolidated Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2002 and 2001	18
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures	29

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2002	2001

Revenues
Community development-land sales	$ 6,873	$ 14,373
Homebuilding-home sales	1,395	-
Equity in earnings from partnerships and developer fees	1,461	1,695
Rental property revenues	8,138	7,653
Management and other fees, substantially all from related entities	2,382	2,376
Gain from expropriation	-	630
Reimbursement of expenses related to managed entities	4,707	4,360
Interest and other income	550	762
Total revenues	25,506	31,849

Expenses
Cost of land sales	4,983	10,222
Cost of home sales	1,131	-
Selling and marketing	108	49
Rental properties expenses:
Operating	3,460	2,998
Interest	1,616	1,799
Depreciation and amortization	1,265	1,237
Expenses reimbursed from managed entities	4,707	4,360
General and administrative	4,631	4,856
Interest expense	445	1,246
Depreciation and amortization	151	115
Write-off of deferred project costs	-	126
Total expenses	22,497	27,008

Income before provision for income taxes and minority interest	3,009	4,841
Provision for income taxes	1,418	1,294

Income before minority interest	1,591	3,547
Minority interest	(204)	(259)
Net income	$ 1,387	$ 3,288
Basic and fully diluted net income per share	$ 0.27	$ 0.63
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,233	5,196

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2002	2001

Revenues
Community development-land sales	$ 2,186	$ 9,067
Homebuilding-home sales	1,395	-
Equity in earnings from partnerships and developer fees	476	520
Rental property revenues	2,780	2,545
Management and other fees, substantially all from related entities	823	834
Reimbursement of expenses related to managed entities	1,632	1,505
Interest and other income	171	209
Total revenues	9,463	14,680

Expenses
Cost of land sales	1,712	6,617
Cost of home sales	1,131	-
Selling and marketing	72	18
Rental properties expense:
Operating	1,202	1,068
Interest	537	587
Depreciation and amortization	422	412
Expenses reimbursed from managed entities	1,632	1,505
General and administrative	1,348	1,635
Interest expense	115	360
Depreciation and amortization	44	34
Write-off of deferred project costs	-	126
Total expenses	8,215	12,362

Income before provision for income taxes and minority interest	1,248	2,318
Provision for income taxes	410	549

Income before minority interest	838	1,769
Minority interest	(66)	(74)
Net income	$ 772	$ 1,695
Basic and fully diluted net income per share	$ 0.15	$ 0.33
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,215	5,198

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Cash and Cash Equivalents
Unrestricted	$ 3,107	$ 4,871
Restricted	1,212	1,216
	4,319	6,087
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$25,999 and $25,071, respectively	33,955	34,044
Investment in unconsolidated apartment partnerships, net of
deferred income of $172 and $380, respectively	9,012	8,452
Investment in unconsolidated commercial property partnerships	5,126	5,021
Other receivables, net of reserves of $183 and $203, respectively	1,169	1,238
	49,262	48,755
Assets Related to Community Development
Land and development costs
Puerto Rico	27,779	26,133
St. Charles, Maryland	26,464	27,317
Notes receivable on lot sales and other	4,552	5,861
	58,795	59,311
Assets Related to Homebuilding
Homebuilding construction and land	14,097	6,929

Other Assets
Receivables and other	2,514	2,293
Property, plant and equipment, less accumulated depreciation
of $1,819 and $1,911, respectively	562	665
	3,076	2,958
Total Assets	$ 129,549	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 109	$ 427
Non-recourse debt	36,606	37,102
Accounts payable, accrued liabilities and deferred income	3,505	2,772
	40,220	40,301

Liabilities Related to Community Development
Recourse debt	34,559	37,327
Accounts payable, accrued liabilities and deferred income	3,623	3,442
	38,182	40,769

Liabilities Related to Homebuilding
Recourse debt	11,673	6,194
Accounts payable and accrued liabilities	2,127	576
	13,800	6,770

Other Liabilities
Accounts payable and accrued liabilities	1,602	1,933
Notes payable and capital leases	447	576
Accrued income tax liability-current	530	1,179
Accrued income tax liability-deferred	4,247	3,378
	6,826	7,066
Total Liabilities	99,028	94,906

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding	52	52
Treasury stock, 17,359 shares at cost, $5	(87)	(87)
Additional paid-in capital	18,354	18,354
Retained earnings	12,202	10,815
Total Shareholders' Equity	30,521	29,134
Total Liabilities and Shareholders' Equity	$ 129,549	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2002	2001
Cash Flows from Operating Activities
Net income	$ 1,387	$ 3,288
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,416	1,352
Provision for deferred income taxes	869	107
Equity in earnings-unconsolidated apartment partnerships and developer fees	(897)	(1,086)
Distributions-unconsolidated apartment partnerships	492	1,118
Equity in earnings-unconsolidated commercial property partnerships	(564)	(609)
Distributions-unconsolidated commercial property partnerships	459	840
Cost of sales-community development	4,983	10,222
Cost of sales-homebuilding	1,131	-
Homebuilding-construction expenditures	(8,299)	(1,839)
Changes in notes and accounts receivable	1,452	(2,689)
Changes in accounts payable, accrued liabilities and deferred income	1,485	(228)
Net cash provided by operating activities	3,914	10,476

Cash Flows from Investing Activities
Investment in land development	(5,776)	(8,152)
Change in investments-unconsolidated rental property partnerships	(155)	(72)
Change in restricted cash	4	(400)
Additions to rental operating properties, net	(1,176)	(1,190)
(Acquisitions) dispositions of other assets	(343)	65
Net cash used in investing activities	(7,446)	(9,749)

Cash Flows from Financing Activities
Cash proceeds from debt financing	11,383	10,381
Payment of debt	(9,615)	(13,903)
Issuance of warrants	-	77
Payment to acquire treasury stock	-	(87)
Net cash provided by (used in) financing activities	1,768	(3,532)

Net Decrease in Cash and Cash Equivalents	(1,764)	(2,805)
Cash and Cash Equivalents, Beginning of Year	4,871	5,867
Cash and Cash Equivalents, September 30	$ 3,107	$ 3,062

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three and nine months ended September 30, 2002 and 2001 to reflect dilutive common shares related to outstanding warrants.

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

Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate operating properties from the two projects that were converted and sold as condominiums (in thousands):
	Operating	Condo
	Properties	Conversions	Total
Summary Financial Position:
Total Assets
September 30, 2002	$ 87,070	$ 50	$ 87,120
December 31, 2001	88,733	79	88,812
Total Non-Recourse Debt
September 30, 2002	96,029	-	96,029
December 31, 2001	98,400	-	98,400
Total Other Liabilities
September 30, 2002	11,230	12	11,242
December 31, 2001	10,841	29	10,870
Total Equity
September 30, 2002	(20,189)	38	(20,151)
December 31, 2001	(20,508)	50	(20,458)
Company's Investment
September 30, 2002	8,968	44	9,012
December 31, 2001	8,350	102	8,452

Summary of Operations:
Total Revenue
Three Months Ended September 30, 2002	7,095	-	7,095
Three Months Ended September 30, 2001	7,099	9	7,108
Nine Months Ended September 30, 2002	21,074	-	21,074
Nine Months Ended September 30, 2001	21,036	785	21,821
Net Income (Loss)
Three Months Ended September 30, 2002	331	(1)	330
Three Months Ended September 30, 2001	506	(36)	470
Nine Months Ended September 30, 2002	1,396	(12)	1,384
Nine Months Ended September 30, 2001	1,297	80	1,377
Company's recognition of equity in earnings
And developer fees
Three Months Ended September 30, 2002	288	-	288
Three Months Ended September 30, 2001	353	(18)	335
Nine Months Ended September 30, 2002	954	(57)	897
Nine Months Ended September 30, 2001	1,046	40	1,086

	Operating	Condo
	Properties	Conversions	Total
Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended September 30, 2002	1,331	1	1,332
Three Months Ended September 30, 2001	1,532	(72)	1,460
Nine Months Ended September 30, 2002	4,135	(26)	4,109
Nine Months Ended September 30, 2001	4,378	196	4,574
Company's share of cash flows from
Operating activities
Three Months Ended September 30, 2002	506	-	506
Three Months Ended September 30, 2001	604	(36)	568
Nine Months Ended September 30, 2002	1,602	(13)	1,589
Nine Months Ended September 30, 2001	1,719	98	1,817
Operating cash distributions
Three Months Ended September 30, 2002	474	-	474
Three Months Ended September 30, 2001	110	-	110
Nine Months Ended September 30, 2002	1,076	-	1,076
Nine Months Ended September 30, 2001	1,094	1,300	2,394
Company's share of cash distributions
Three Months Ended September 30, 2002	238	-	238
Three Months Ended September 30, 2001	110	-	110
Nine Months Ended September 30, 2002	492	-	492
Nine Months Ended September 30, 2001	468	650	1,118

The unconsolidated apartment partnerships as of September 30, 2002 include 15 partnerships owning 3,767 rental units situated in 18 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. In addition, the Company holds an ownership interest in a partnership, New Center Associates Limited Partnership, whose rental units were converted into condominiums, all of which have been sold. When all the affairs of this partnership are concluded, the partnership will be liquidated. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to certain partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and/or non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
SUMMARY OF FINANCIAL POSITION:
	As of
	September 30,	December 31,
	2002	2001

Total assets	$ 29,453	$ 28,837
Total liabilities	26,292	25,907
Total equity	3,161	2,930
Company's investment	5,126	5,021

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Total revenue	$ 2,741	$ 2,791	$ 895	$ 915
Net income	1,244	1,347	416	410
Company's recognition of equity in earnings	564	609	188	185

SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Cash flows from operating activities	$ 1,605	$ 1,257	$ 662	$ 856
Company's share of cash flows
from operating activities	728	569	301	388
Operating cash distributions	1,013	1,838	339	355
Company's share of operating
cash distributions	459	840	153	168

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2002 and December 31, 2001 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	September 30,	December 31,
	From/To	From/To	2002	2001
Related to community development:
Recourse debt	02-28-03/	Non-interest	$ 34,559	$ 37,327
	02-15-06	bearing/6%

Related to homebuilding:
Recourse debt	08-31-03	P	11,673	6,194

Related to investment properties:
Recourse debt	12-15-02	5.12%	109	427
Non-recourse debt	10-01-19/	6.6%/	36,606	37,102
	10-01-28	7.75%
General:
Recourse debt	02-01-03/	5.9%/	447	576
	02-01-06	18.5%
Total debt			$ 83,394	$ 81,626
    "P" = Prime lending interest rate.

As of September 30, 2002, the $34,559,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,524,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%. The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of September 30, 2002 the Company is in compliance with the provisions of its loan agreements.

(5)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2002	2001	2002	2001
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 1,328	$ 1,380	$ 446	$ 473
Affiliates of James Michael Wilson, CEO and Trustee		657	659	220	259
		$ 1,985	$ 2,039	$ 666	$ 732
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 37	$ 37	$ 13	$ 12
		$ 37	$ 37	$ 13	$ 12
General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 315	$ 292	$ 125	$ 103
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	(21)	3	(10)	3
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		145	68	45	23
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		4	(39)	3	(9)
IGC	(B4)	(18)	(22)	(5)	(6)
James J. Wilson, IGC chairman and director	(B3)	150	150	50	50
Thomas J. Shafer, Trustee	(B5)	32	23	11	8
		$ 607	$ 475	$ 219	$ 172
Interest Expense
KEMBT Corporation	(B2)	$ -	$ 89	$ -	$ -
		$ -	$ 89	$ -	$ -

BALANCE SHEET IMPACT:
				Balance	Balance
				September 30,	December 31,
				2002	2001
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners				$ 978	$ 866
Affiliates of James Michael Wilson, CEO and Trustee				215	193
				$ 1,193	$ 1,059
Other Assets
Receivables-All due on demand
IGC	(B4)			$ 169	$ 150
Affiliate of James Michael Wilson, CEO and Trustee	(B4)			53	77
IBC				8	9
				$ 230	$ 236

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 6,629	$ 6,839

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

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from Land Development Associates S.E. ("LDA") payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales was to be used to make principal payments on the note, and (2) the note became non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ('KEMBT"), wholly owned by Wilson Securities Corporation, and then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ('FirstBank").

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the Loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company agreed that (i) The LDA Note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA Note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA Note will be paid; (iv) the due date of the LDA Note will be June 30, 2003, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA Note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA Note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998, discussed below, are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA Note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months

2002:

Total revenues	$ 18,563	$ 7,429	$ (486)	$ 25,506
Interest income	138	712	(484)	366
Interest expense	2,120	353	(412)	2,061
Depreciation and amortization	1,346	70	-	1,416
Income taxes (benefit)-current	711	(163)	-	548
Income taxes (benefit)-deferred	704	166	-	870
Income before income taxes and minority interest	2,958	123	(72)	3,009
Net income	1,339	120	(72)	1,387
Total assets	72,632	70,702	(13,785)	129,549
Additions to long lived assets	5,248	1,704	-	6,952

2001:

Total revenues	$ 16,896	$ 11,213	$ (620)	$ 27,489
Interest income	98	1,066	(620)	544
Interest expense	2,895	710	(560)	3,045
Depreciation and amortization	1,263	89	-	1,352
Income taxes (benefit)-current	279	907	-	1,186
Income taxes (benefit)-deferred	414	(306)	-	108
Income before income taxes and minority interest	2,267	2,634	(60)	4,841
Net income	1,315	2,033	(60)	3,288
Total assets	73,491	63,501	(12,654)	124,338
Additions to long lived assets	3,815	4,337	-	8,152

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended September 30, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2002:

Total revenues	$ 6,171	$ 3,458	$ (166)	$ 9,463
Interest income	50	221	(164)	107
Interest expense	687	105	(140)	652
Depreciation and amortization	448	18	-	466
Income taxes (benefit)-current	356	(84)	-	272
Income taxes (benefit)-deferred	35	103	-	138
Income before income taxes and minority interest	1,054	218	(24)	1,248
Net income	597	199	(24)	772
Total assets	72,632	70,702	(13,785)	129,549
Additions to long lived assets	1,813	603	-	2,416

2001:

Total revenues	$ 5,370	$ 8,029	$ (224)	$ 13,175
Interest income	65	287	(224)	128
Interest expense	936	193	(182)	947
Depreciation and amortization	422	24	-	446
Income taxes (benefit)-current	92	581	-	673
Income taxes (benefit)-deferred	(70)	(54)	-	(124)
Income before income taxes and minority interest	297	2,063	(42)	2,318
Net income	201	1,536	(42)	1,695
Total assets	73,491	63,501	(12,654)	124,338
Additions to long lived assets	1,530	1,758	-	3,288

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 2002 and 2001

U.S.

Community Development Operations.

During the first nine months of 2002, 47 standard size single-family lots were sold for an average sales price of $53,000, 49 small single-family lots for an average sales price of $43,000 and 20 townhome lots for an average sales price of $35,000, compared to 71 standard size family lots sold for an average sales price of $51,000 and 20 townhome lots sold for an average sales price of $33,000 during the same period of 2001. The residential lot prices increased pursuant to the escalation provisions in the sales contracts. During the first nine months of 2002, 13 acres of commercial land were sold for an average sales price of $2.83 per square foot compared to 27 acres sold for an average sales price of $2.79 per square foot during the first nine months of 2001. The average sales price of these parcels differs due to their location, use and level of development.

During 2002, the Company received a $350,000 note as partial payment toward a $1,600,000 commercial sale and the remainder in cash. The note is personally guaranteed by the purchaser and a deed of trust subordinate to an acquisition and construction loan. Per the terms of the deed of trust, the purchaser is required to subdivide the property and obtain a release from the acquisition loan eliminating the subordination on a one-acre out parcel. The sale was recorded using the cost recovery method requiring the full amount of the note to be deferred for revenue recognition purposes in the second quarter of 2002.

The combined gross profit margin for the nine months ended September 30, 2002 decreased to 28%, compared to 31% in the same period of 2001. The decrease was primarily attributable to the $350,000 deferred revenue and the mix of sales between residential and commercial. The average gross profit on commercial sales during the first nine months of 2002 was 51% compared to 46% in the first nine months of 2001. This increase is primarily attributable to use and location of the land. The significant parcel sold in 2002 is located in an existing developed area for a small commercial center anchored with a major chain grocery store compared to the large parcel sold in 2001 located next to a landfill. Fairway Village's residential lot sales gross margin increased 1.8% to 31% as a direct reflection of the increase in the lot sales prices.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 17% to $1,593,000 for the nine months ended September 30, 2002, compared to $1,360,000 in the same period in 2001. The increase is primarily due to a 6% increase in rental revenue, 10% reduction in interest expense, 21% reduction in minority interest, offset in part by a 15% increase in operating expenses and a 2% increase in depreciation and amortization. The increase in rental revenue is a result of increased rental rates primarily in non-subsidized properties. The increase in operating expenses is primarily attributable to a 102% increase in hazard insurance premium effective October 1, 2001 and increased maintenance costs. In addition, New Forest Apartments incurred a $25,000 loss, the insurance deductible, when four units were damaged by fire.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 35% to $447,000 during the first nine months of 2002, compared to $684,000 during the first nine months of 2001. The decrease is primarily attributable to the combined effect of reduced developer fees and the reduction in earnings from the partnerships. Sponsor and development fees reduce annually as they are amortized. In addition, the deferred developer fee of one partnership was fully amortized during 2001. The combined effect resulted in a $133,000 decrease in revenue recognized in the first nine months of 2002. The earnings from the partnerships were down due to a $25,000 fire loss at Huntington Apartments, increased insurance premiums and repair expenses during 2002 combined with a timing difference of a retroactive rent increase pursuant to a subsidy contract recognized in 2001. These decreases were partially offset by increased rental rates primarily in non-subsidized properties.

Management and Other Fees.

Management and other fees increased 11% to $985,000 in the first nine months of 2002, compared to $885,000 in the same period in 2001. The Company purchased a new fully integrated computer system that provides the managed properties with a more efficient way to process subsidy contracts and other basic property functions. The properties are charged additional fees for their portion of the additional costs related to these new computer services generating increased management and other fees in 2002. In addition, management fees increased due to a modification to the management contract with one non-owned partnership increasing the management fee and increased rents during the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Interest Expense.

Interest expense decreased 54% to $504,000 during the nine months ended September 30, 2002, compared to $1,097,000 for the nine months ended September 30, 2001. This decrease is primarily attributable to the overall reduction in the prime lending interest rate, refinanced debt at a reduced interest rate and a $3,129,000 decrease in outstanding debt during the first nine months of 2002 compared to the first nine months of 2001.

General and Administrative Expense.

General and administrative expenses decreased 17%, to $1,724,000 for the nine months ended September 30, 2002, compared to $2,069,000 for the same period of 2001. The decrease is attributable to an increase in allocated corporate costs charged to the Puerto Rico operations, a reduction in group insurance, the recovery of a note receivable previously written off as uncollectible, and the effect of the decrease in the Company's stock price on outstanding share incentive rights. During 2002, the corporate staff located at the St. Charles, Maryland office provided additional services to the Puerto Rico operations. The decreases in general and administrative expense was offset in part by increased compensation expense, stock exchange fees and board of trustee fees, compared to the first nine months in 2001.

Puerto Rico

Community Development Operations.

There was no community development land sales revenue during the nine months ended September 30, 2002, compared to sales of $6,813,000 during the nine months ended September 30, 2001. During the nine months of 2001, sales revenue was reduced by $227,000 to reflect the discount for the imputed interest on a note taken as partial payment for the sale of a parcel of 220 condominium units. During the same period, one parcel was transferred to our wholly owned subsidiary to construct and sell 208 units. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature.

The gross profit margin for sales during the nine months ended September 30, 2001, was 27%. During the first nine months of 2001, the Company incurred $169,000 of costs associated with the clean up of unsuitable materials located beneath the surface of a parcel sold in 2000. In addition, the Company paid to a contractor $699,000 for cost overruns at issue in the Wal-Mart litigation. In February 2002, the Company paid Wal-Mart $233,000 for additional cost overruns resolving this litigation.

The maturity date of a $5,632,000 note receivable related to a 2001 land sale was extended from March 31, 2002 to December 31, 2002 upon receipt of a $2,000,000 principal payment in August 2002.

Homebuilding Operations.

During September 2002, the first eight units in Brisas de Parque Escorial closed generating $1,395,000 of sales revenue. As of September 30, 2002, 45 units were under contract with an average sales price of $172,000. These sales are backed by a $4,000 deposit and non-contingent sales contract. The gross profit for the period was 19%. There were no home sales during 2001.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings from partnerships increased less than one percent to $1,014,000 during the first nine months of 2002, compared to $1,011,000 during the first nine months of 2001. The increase in earnings from partnerships is primarily a result of increased rents, reduced vacancies, reduced operating and financial expenses, offset in part by increased insurance premiums. This increase in earnings from partnerships was partially offset by the reduction in earnings from ELI, S.E. and in sponsor and developer fees amortization.

Management and Other Fees.

Management and other fees decreased by 6% to $1,400,000 during the nine months ended September 30, 2002, compared to $1,491,000 for the nine months ended September 30, 2001. The decrease is primarily attributable to special management fees recognized during the nine months of 2001 from the two partnerships that converted their rental units into condominiums, all of which have been sold. Also, during the nine months of 2001, additional management fees were earned as the result of a HUD authorized adjustment to the gross income of various non-owned properties. There were no similar fees in 2002. These decreases were partially offset by management fees received from the property owner associations in Parque Escorial with no comparable fees earned during the nine months of 2001.

Gain from Expropriation.

During the nine months ended September 30, 2001, the Puerto Rico Highway Authority ("PRHA") and the Company executed a settlement agreement as a final condemnation award on 54 cuerdas expropriated located in Parque El Comandante. The agreement increased the condemnation award per cuerda to $35,000 and provided for the payment of interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $152,000 of interest accrued through September 30, 2001. There were no similar transactions during the comparable period in 2002.

Interest Expense.

Interest expense decreased 50% to $353,000 during the first nine months of 2002, compared to $710,000 during the same period in 2001. The decrease is primarily attributable to the reduced outstanding debt balance and the overall reduction in the prime lending rate.

General and Administrative Expense.

General and administrative expenses increased 4% to $2,910,000 during the nine months ended September 30, 2002, compared to $2,787,000 for the nine months ended September 30, 2001. The increase is primarily attributable to the increase in the corporate cost allocation during 2002. Due to staffing changes and certain transactions, the Puerto Rico staff received additional support from the corporate office. This increase was partially offset by reduced compensation expense and consulting fees combined with the additional municipal taxes from prior years recognized in 2001.

For the Three Months Ended September 30, 2002 and 2001

U.S.

Community Development Operations.

Community development land sales revenue decreased $68,000 to $2,186,000 during the three months ended September 30, 2002, compared to sales revenue of $2,254,000 during the three months ended September 30, 2001. During the third quarter of 2002, 25 standard size single-family lots were sold for an average sales price of $54,000, 16 small single-family lots for an average sales price of $44,000 and 4 townhome lots for an average sales price of $35,000, compared to 27 standard size single-family lots sold for an average sales price of $51,000 and 14 townhome lots for an average sales price of $33,000 during the third quarter of 2001. During the third quarter of 2001, 1 acre of commercial land was sold for a sales price of $12 per square foot, with no comparable sale in the third quarter of 2002.

The gross profit margin for the three months ended September 30, 2002 increased 4% to 23% from 19% in the same period of 2001. The increase was primarily attributable to the increase in the residential lot sales prices and a 4.9% decrease in the period cost incurred during the third quarter of 2002 offset by an 8% increase in the expected cost to complete the development of the Huntington Ridge townhome lots.

Rental Property Revenues and Operating Results.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 37% to $553,000 for the three months ended September 30, 2002, compared to $404,000 in the same period in 2001. The increase is primarily attributable to a 9% increase in rental revenue, 9% reduction in interest expense, 11% reduction in minority interest, offset in part by a 13% increase in operating expenses and a 2% increase in depreciation and amortization. The supply of housing in Charles County has been tight in 2002, allowing the steady rent increases in our non-subsidized rental properties. The increase in operating expenses is primarily due to a 102% increase in insurance premiums. Increases in insurance costs are expected to continue for 2003.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings decreased 40% to $119,000 during the three months ended September 30, 2002, compared to $199,000 during the three months ended September 30, 2001. This decrease is primarily attributable to a $44,000 reduction in the recognition of developer fees during the third quarter of 2002, compared to the third quarter of 2001 and fire damage to 38 units in one apartment complex.

Management and Other Fees.

Management and other fees increased 15% to $350,000 for the three months ended September 30, 2002, compared to $304,000 in the same period in 2001. The Company purchased a new fully integrated computer system that provides managed properties with a more efficient way to process subsidy contracts and other basic property functions. The properties are charged a fee for their portion of the additional costs related to these new computer services, generating increased management and other fees in 2002. In addition, management fees increased due to a modification to the management contract with one non-owned partnership increasing the management fee and to an overall increase in rents.

Interest Expense

Interest expense decreased $200,000 to $150,000 during the three months ended September 30, 2002, compared to $350,000 for the three months ended September 30, 2001. This decrease is primarily due to the decrease in outstanding loan balances and the prime lending interest rate during the third quarter of 2002 compared to the third quarter of 2001.

General and Administrative Expense.

General and administrative expenses decreased 42%, to $392,000 for the three months ended September 30, 2002, compared to $680,000 for the same period of 2001. The reduction is primarily attributable to the recovery of a note receivable previously written off as uncollectible and increased corporate costs allocated to the Puerto Rico operations during the third quarter 2002, compared to the same period in 2001 and the effect of the decrease in the Company's stock price during the third quarter of 2002 on compensation expense recorded related to outstanding share incentive rights.

Puerto Rico

Community Development Operations.

There were no land sales during the third quarter of 2002, compared to sales of $6,813,000 during the third quarter of 2001. During the third quarter of 2001, the Company sold land for 220 condominium units at $32,000 per unit. The revenue recognized was discounted by the imputed interest on the note taken back for 80% of the sales price, $5,632,000. During the same period, the Company transferred one parcel to a wholly owned subsidiary to construct and sell 208 units.

The gross profit margin for the sale during the third quarter of 2001 was 27%. During the same period of 2001, the Company agreed to pay a contractor $699,000 for cost overruns at issue in the Wal-Mart litigation.

Homebuilding Operations.

During September 2002, the first eight units in Brisas de Parque Escorial closed generating $1,395,000 of sales revenue. As of September 30, 2002, 45 units were under contract with an average sales price of $172,000. These sales are backed by a $4,000 deposit and non-contingent sales contract. The gross profit for the three months was 19%.

Equity in Earnings from Partnerships and Developer Fees.

Equity in earnings increased 11% to $357,000 during the three months ended September 30, 2002, compared to $321,000 during the three months ended September 30, 2001. The increase is primarily attributable to an increase in earnings generated by the rental properties due to increased rents, reduced repairs and maintenance, reduced interest expense, offset in part by increased insurance premiums.

Management and Other Fees.

Management and other fees decreased 10% to $476,000 during the three months ended September 30, 2002, compared to $529,000 for the three months ended September 30, 2001. The decrease is primarily attributable to additional management fees earned during the third quarter of 2001 as the result of a HUD authorized adjustment to the gross income of various non-owned properties and the reduction of management fees from a commercial non-owned property due to the loss of a major tenant. These decreases were partially offset with management fees received from property owner associations in Parque Escorial with no comparable fees earned during the three months ended September 30, 2001.

Interest Expense.

Interest expense decreased 46% to $104,000 during the third quarter of 2002, compared to $193,000 during the same period in 2001. This decrease is primarily attributable to the overall reduction in the prime-lending rate during the third quarter of 2002, compared to the same quarter of 2001.

General and Administrative Expense.

General and administrative expenses increased less than one percent to $959,000 during the three months ended September 30, 2002, compared to $955,000 for the three months ended September 30, 2001. The increase is primarily attributable to the increase in the corporate expense allocation to the Puerto Rico operations during the third quarter of 2002. This increase was partially offset by reduced compensation expense and transfer of guard and other services provided Parque Escorial to the property owner associations.

Liquidity and Capital Resources

Cash and cash equivalents were $3,107,000 and $4,871,000 at September 30, 2002 and December 31, 2001, respectively. This decrease was attributable to $7,446,000 used in investing activities, offset by $1,768,000 provided by financing activities and $3,914,000 provided by operations. The cash outflow for investing activities was primarily attributable to $5,776,000 of land improvements put in place for future land sales. During the first nine months of 2002, $9,615,000 of debt repayments was made compared to $11,383,000 of debt advances received. The cash outflow from operating activities was primarily $8,271,000 of improvements to the condominium project in Parque Escorial. Sales commenced in the third quarter of 2002.

The Company and the Charles County commissioners have reached a settlement that will provide guaranteed school allocation permits for 255 new dwelling units per year, cumulative through December 2005; sewer connection fees for the next 2000 units in Fairway Village, $1,608 less per unit than the fee charged builders outside of St. Charles; a refund to ACPT's predecessor for certain water and sewer fees previously paid; and the possibility of annexing additional contiguous land to St. Charles. The County agreed to issue general obligation bonds to finance the construction of certain infrastructure needed to develop St. Charles. In exchange, the Company agreed to provide letters of credit to secure the bonds and accelerate the construction of two major roadway links to the Charles County road system and dismiss all pending water and sewer litigation.

In 1999 the Company sold land intended for the development of a 1650-megawatt power plant. Pursuant to the Contract of Sale, the purchaser entered into a Utility Agreement, which required them to provide funding for certain infrastructure that would benefit Fairway Village and other land in St. Charles. Due to the decrease in capital funds available to the energy industry, the purchaser has delayed their development plans and is seeking an extension to their contract in order that they may pursue this power plant when the financial climate changes. In response to this delay, the Company's outside engineers are designing a temporary pump station and other utilities that will accommodate development in St. Charles over the next 5 years. In the event the purchaser does not pursue the construction of the power plant, the County has agreed to provide financing for this infrastructure as part of the settlement agreement discussed above.

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

The Company's principal demands for liquidity are expected to be the continued funding of its current debt service, development costs in Fairway Village and Parque Escorial and other normal operating costs. The Company does not expect to generate significant cash flows in excess of its existing obligations. Anticipated cash from operations, new and existing financing facilities, and extension or refinancing of $38,387,000 of required principal payments and loans that mature in the next twelve months are expected to meet the Company's financial requirements for the year. However, there are no assurances that these expectations will be met.

Debt Summary

Substantially all of ACPT's assets are encumbered by approximately $47,000,000 of recourse debt and $37,000,000 of non-recourse debt. The non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of ACPT's other debt financing arrangements are shown below (dollars in thousands):
				Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate (a)	Date	9/30/02

SouthTrust	$ 6,000	P+.75%	11/26/04	$ 6,000
First Bank-phase III	4,589	P+1.0%	6/30/03	2,090
First Bank-office park	4,961	P+1.0%	6/30/03	4,961
First Bank-working capital loan	5,474	P+1.0%	6/30/03	5,474
First Bank-homebuilding	23,710	P	8/31/03	11,673
The Columbia Bank	3,500	P+1.25%	2/15/06	3,500
The Columbia Bank	2,000	P+1.25%	8/15/04	909
The Columbia Bank	2,500	P+1.25%	10/15/04	596
BankTrust	109	5.12%	12/15/02	109
Banco Popular	4,400	P+1.0%	2/28/03	4,400
KEMBT Corporation	6,629	N/A	6/30/03	6,629
Other miscellaneous	447	Various	Various	447
	$ 64,319			$ 46,788
    P = Prime lending interest rate.

On August 7, 2002, the Company closed a $2,000,000 development loan for the next parcel in Fairway Village. The Banco Popular loan due on July 31, 2002 was extended until February 28, 2003 in exchange for a $11,000 loan fee and $200,000 principal curtailment. Management expects to refinance this loan through another lender prior to its maturity date.

On October 28, 2002, the Company signed a commitment letter with a financial institution to refinance an unconsolidated-apartment partnership's current mortgage with a non-recourse loan.  The new loan proceeds will repay the current mortgage balance of $7,725,000 and provide a bridge loan facility of $826,000 to fund the transaction costs, and establish a replacement reserve and debt service reserve funds.  The term credit facility will be for the life of our current HAP Contract, maturing in March 2006, with an amortization of 20-year and interest at floating 90-day LIBOR rate plus 2.00%.  The bridge loan facility shall be repaid in full by the earlier of: (i) 90 days from the closing date; or (ii) when the existing restricted reserves of approximately $4,600,000 are released by Puerto Rico Housing Finance Corporation.

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

As of September 30, 2002, there have been no material changes in the Company's financial market risk since December 31, 2001 as reported in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

St. Charles Planning & Design Review Board-Smallwood Village vs. George C. Vann, et al., No. 08-C-01-264 (Circuit Court for Charles County, Maryland). The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. Vann appealed the dismissal and the appellate court dismissed the appeal as premature. Once the underlying claim between PDRB and Vann is tried, Vann has the right to refile his appeal. The Company will continue to defend against these charges.

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000, General Accident Insurance Company undertook to cover IGP in this case up to the limit of its policy of $2,000,000.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., Et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et als filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI, S.E. to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should have no liability.

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

Under the settlement, (i) the County will provide guaranteed school allocations for 255 new dwelling units per year, cumulative through December 2005; (ii) sewer connection fees for the next 2000 units in Fairway Village will be $1,608 less per unit than the fee charged to builders outside of St. Charles; (iii) a refund has been made to ACPT's predecessor for certain water and sewer fees previously paid; and (iv) the County has agreed to open the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.

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
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

Exhibit Number and Description

10.1	Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated October 29, 2002.
10.2	Amended Order to Docket #90 dated July 22, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 14, 2002	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 14, 2002	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

CERTIFICATION

I, J. Michael Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Community Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ J. Michael Wilson
J. Michael Wilson
Chairman and Chief Executive Officer

CERTIFICATION

I, Cynthia L. Hedrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Community Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Chief Financial Officer