Form 10-K
period 2002-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2003-03-31
CIK 1065645

`SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS Common Shares, $.01 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED American Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

As of June 28, 2002 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $14,780,559. As of March 14, 2003, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2003 Annual Meeting of Shareholders to be held in June 2003 are incorporated by reference into Part III.

AMERICAN COMMUNITY PROPERTIES TRUST

2002 Form 10-K Annual Report

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

On March 17, 1997, American Community Properties Trust ("ACPT"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC" or "Predecessor"), was formed as a real estate investment trust under Article 8 of the Maryland Corporation Associations Code (the "Maryland Trust Law"). ACPT was formed to succeed to most of IGC's real estate assets.

On October 5, 1998, IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed to the partners of IGC.

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, community development, homebuilding and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.

ARPT

ARPT holds partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,300 acres of land in St. Charles, Maryland.
    The Class B interest in IGP that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 187 cuerdas of land in the planned community of Parque Escorial and 505 cuerdas of land in Canovanas;
    a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns the El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico;
    general partner interests in 9 Puerto Rico apartment partnerships, limited partner interest in 1 of the 9 partnerships;
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

RENTAL APARTMENT PROPERTIES.

United States.

ACPT, indirectly through its subsidiary, ARPT, and ARPT's limited partnership subsidiary, American Housing Properties L.P. ("AHP"), hold interests in 15 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,472 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership with the exception of a guarantee of $590,000 on one mortgage. Under non-recourse mortgages, the partners are not jointly and severally liable for the debt. U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to residents of 993 of the apartment units and interest subsidies to projects comprising 248 units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit program, and 188 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 933 units are leased at market rates.

The partnership agreements of nine of the U.S. apartment partnerships representing 54% of the 2,472 rental units provide that AHP will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner. In two of those partnerships representing 12% of the 2,472 rental units, AHP also receives 25.5% of the distributable surplus cash from operations as a limited partner. One partnership representing 8% of the 2,472 rental units is wholly owned. In three other partnerships representing 12% of the 2,472 rental units, AHP receives 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, AHP as general partner will receive 50% of the distributable cash flow from operations, refinancings and dispositions. In two of these partnerships representing 10% of the 2,472 rental units, AHP also receives 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their capital contributions, AHP's general partner's distributions increase to 50% and its share of limited partnership distributions decreases to 25.5%. In one of these partnerships, AHP will receive 1% of the distributable cash flow from operations.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
						Expira-
		No	%	12/31/02		tion
		of	of	Project	Occupancy	of
		Apt.	Port-	Cost	at	Subsidy
		Units	folio	(in thousands)	12/31/02	Contract
Consolidated Partnerships
Bannister Associates Limited Partnership	(4)	167	7%	$ 5,458	98%	N/A
	(1)	41	2%			2003
Coachman's Limited Partnership	(3)	104	4%	7,098	99%	N/A
Fox Chase Apartments General Partnership	(6)	176	7%	8,026	97%	N/A
Headen House Associates Limited Partnership	(7)	136	6%	6,236	99%	2003
Lancaster Apartment Limited Partnership	(10)	104	4%	5,039	98%	N/A
New Forest Apartments General Partnership	(6)	256	10%	14,050	95%	N/A
Palmer Apartments Associates
Limited Partnership	(11)	152	6%	5,890	98%	2003
Village Lake Apartments Limited Partnership	(3)	122	5%	7,852	94%	N/A
Wakefield Terrace Associates	(12)	164	7%	6,673	98%	2020
Limited Partnership		40	2%			2003
Wakefield Third Age Associates	(13)	84	3%	3,219	100%	2019
Limited Partnership		20	1%			2003
		1,566	64%	69,541
Unconsolidated Partnerships
Brookside Gardens Limited Partnership	(2)	56	2%	2,688	96%	N/A
Crossland Associates Limited Partnership	(4)	96	4%	3,088	93%	N/A
Essex Apartments Associates
Limited Partnership	(5)	496	20%	19,074	99%	2003
Huntington Associates Limited Partnership	(8)	204	8%	10,694	96%	2003
Lakeside Apartments Limited Partnership	(9)	54	2%	4,189	94%	N/A
		906	36%	39,733
		2,472	100%	$ 109,274
    Receives subsidies under the National Housing Act up to a maximum of $195,732 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
    Not subsidized. ACPT acquired an ownership interest on January 23, 2003.
    Not subsidized.
    Receives subsidies under the National Housing Act up to a maximum of $3,945,600 per year.
    Not subsidized, but 20% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    Receives subsidies under the National Housing Act up to a maximum of $1,459,824 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,138,256 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Not subsidized, but 51% of the units are subject to income guidelines set by the MCDA.
    56 units are subsidized and receive subsidies under the National Housing Act up to a maximum of $519,060 per year. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $205,560 per year.
    Receives subsidies under the National Housing Act up to a maximum of $95,760 per year.

Puerto Rico.

ACPT, indirectly through its partnership subsidiary IGP Group, and IGP Group's partnership subsidiary Interstate General Properties L.P. ("IGP"), holds interests in 9 Puerto Rico apartment partnerships which collectively own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships are financed by non-recourse mortgages, with the exception of a 50% guarantee on principal and accrued interest on two properties with outstanding mortgages of $7,566,000.

Five of the Puerto Rico partnership agreements representing 67% of the 2,653 rental units provide that IGP receive 50% of the net cash flow from operations. In the remaining four partnerships, representing 33% of the 2,653 rental units IGP receives a 0% to 5% interest in profits, losses and net cash flow from operations until the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share in 50% to 60% of cash distributions from operations, refinancing and disposition. As a result of loans made to various Puerto Rico apartment partnerships, IGP also holds notes receivable from the partnerships. The notes are required to be paid prior to paying partnership distributions from refinancing, sale or other capital events.

Puerto Rico has an estimated population of 3.8 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As presented in the 2001 Economic Report to the Governor, per capita personal income is $10,816 with an average family income of $36,776 in fiscal year 2001. The economy of Puerto Rico registered growth in constant dollars of 1.7% in 2001, compared to 3% in 2000 and 4.1% in 1999.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
			%			Expiration
		No. of	of	12/31/02	Occupancy	Of
		Apt.	Port-	Project Cost	At	Subsidy
		Units	folio	(in thousands)	12/31/02	Contract

San Anton	(1)	184	7%	$ 4,805	99%	2004
Monserrate Associates	(2)	304	12%	11,930	99%	2004
Alturas del Senorial	(3)	124	5%	4,797	99%	2004
Jardines de Caparra	(4)	198	7%	7,528	99%	2005
Colinas de San Juan	(5)	300	11%	12,369	99%	2006
Bayamon Gardens	(6)	280	11%	13,854	100%	2011
Vistas del Turabo	(7)	96	4%	3,460	96%	2021
Monserrate Tower II	(8) (9)	304	11%	12,737	100%	2020
Santa Juana	(8) (10)	198	7%	7,631	99%	2020
Torre De Las Cumbres	(8) (11)	155	6%	6,856	100%	2020
De Diego	(8) (12)	198	7%	7,716	100%	2020
Valle del Sol	(13)	312	12%	15,687	98%	2003
		2,653	100%	$ 109,370
    Receives subsidies under the National Housing Act up to a maximum of $1,023,030 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,240,784 per year.
    Receives subsidies under the National Housing Act up to a maximum of $744,000 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,216,809 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,565,000 per year.
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

Government Regulation.

HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. The partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and Section 236, residents are screened by ARMC or IGP for eligibility under HUD guidelines. Subsidies are provided under long-term contracts between the federal government and the apartment partnerships.

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

The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico. Any new apartment properties developed by ACPT in the U.S. will likely offer market rate rents and/or be under a Low-Income Housing Tax Credit ("LIHTC") program.

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2003 and 2021. ACPT intends to seek the renewal of expiring subsidy contracts for its properties. HUD has in the past approved new subsidy contracts for five-year terms, renewable annually, with the exception of one Puerto Rico property, which HUD is in the process of finalizing. The Section 8 contracts within the 236 communities are expected to be renewed annually.

HUD has received Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live, which is likely to include the dwelling unit in which they currently reside. This may negatively impact the income stream of certain properties. However, ACPT intends to maintain its properties in order to preserve their values and retain residents.

The HUD contract renewal process has been revised annually. Owners have six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

Competition.

ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties average annual occupancy is approximately 98%. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units typically benefits.

CONDOMINIUM CONVERSION.

Puerto Rico.

Most of ACPT's apartment properties in Puerto Rico were designed, located and maintained with the expectation that they may be converted into condominiums upon the expiration of subsidy contracts 20 to 40 years after construction. The demand for centrally located residential units within the San Juan metropolitan area, coupled with the acceptance of the condominium concept in Puerto Rico, make condominium conversions of these apartment units an attractive strategy.

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

COMMUNITY DEVELOPMENT.

ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land in the master planned communities of St. Charles, Maryland, Parque Escorial in Carolina, Puerto Rico and Parque El Comandante in Canovanas, Puerto Rico. The land in St. Charles and Parque Escorial is being developed by ACPT and its subsidiaries for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, as well as commercial and industrial uses. ACPT has identified approximately 50 cuerdas of Parque El Comandante to be developed for commercial use.

St. Charles - U.S. Operations.

ACPT, indirectly through ALD, owns more than 4,300 undeveloped acres in the planned community of St. Charles, which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The 2001 average household income in Charles County is estimated at $77,400. Building permit activity for new residential structures continued to increase with 2,846 permits issued in Charles County in 2002 compared to 2,534 in 2001. This reflects an increase of 12%.

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

The development of St. Charles as a planned unit development ("PUD") began in 1972 when a comprehensive PUD agreement for St. Charles was approved by Charles County. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2002, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,287 acres, including an industrial park and a 40-acre commercial center. Opened in 1999, Fairway Village continues to experience increased buyer activity and home sales as evidenced by the 140 lots settled in 2002 by Washington Homes, Inc., NVR (Ryan Homes) and Rainbow Homes. The original model home park is being converted for residential occupancy, and a new model home park is under construction at this time. Builders have settled 303 fully developed single-family lots in the first four phases. Infrastructure construction has begun on the next 73 lots with delivery expected in May of 2003. Engineering of an additional 69 lots is in final review by the County, and construction should commence in the summer of 2003.

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

Under a settlement agreement reached between ACPT and the County, (i) the County will provide guaranteed school allocations to St. Charles for 255 new dwelling units per year, cumulative through December 2005; (ii) sewer connection fees for the next 2,000 units in Fairway Village will be $1,608 less per unit than the fee charged to builders outside of St. Charles; (iii) a refund has been made to ACPT's predecessor for certain water and sewer fees previously paid; and (iv) the County has agreed to open the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.

The County also conditionally agreed to issue municipal bonds to finance the construction of certain infrastructure needed to develop St. Charles. In exchange, the Company agreed to obtain letters of credit to guarantee repayment of the bonds. The Company also agreed to accelerate the construction of two major roadway links to the Charles County road system and dismiss all pending water and sewer litigation. To date no bonds have been issued.

The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640-unit project being developed by Miller & Smith, Charles Crossing, a 451-unit project being developed by a local developer, and Highgrove, a 339-unit project also being developed by a local developer. Smaller projects are being developed by more than 20 other developers. Major national and regional homebuilders are attracted by the growing marketplace. In this very price sensitive market, ACPT continues to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. A limited number of school allocation permits in Charles County has slowed the growth of new residential construction. The recent guarantee of school allocations of 255 new dwelling units per year, cumulative through December 2005, provides the Company with a competitive edge.

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

The ongoing process of land development requires the installation, inspection and maintenance of erosion control measures to prevent the discharge of silt-laden runoff from areas under construction. The capital expenditures for these environmental control facilities varies with the topography, proximity to environmental features, soil characteristics, total area denuded and duration of construction.

In 2001, the estimated cost of these facilities was $100,000. In 2002, due to an increase in lot development, the estimated cost was $125,000. As land development continues, an annual cost of $100,000-$200,000 can be expected.

Parque Escorial - Puerto Rico Operations.

ACPT, indirectly through ALD, IGP Group and IGP holds a 100% interest in Land Development Associates ("LDA"), which in 1989 acquired the 440-cuerda site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1994 and contemplates the construction of 2,700 dwelling units of various types on 290 cuerdas and the development of 150 cuerdas for commercial, office and light industrial uses. The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of 125,000 square feet. LDA has developed and sold 253 cuerdas, and continues to own 187 cuerdas of developed and undeveloped land. A cuerda is the equivalent of .9712 acres. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Site improvements for the current residential phase, comprising approximately 1,168 units, are substantially complete. The Company is actively engaged in a 208-unit homebuilding project in the development and the remaining residential land has been sold, with the exception of one parcel for 160 units. The next residential phase comprising approximately 448 units is in the design stage.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to planning board review and approval. LDA has secured agreements with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") to provide adequate water and sewer capacity for 2,200 units, which includes commercial land development. Historically PRASA has granted approvals for 400 units per year.

ACPT believes that in addition to developing commercial land for sale, opportunities exist to develop commercial rental properties in Puerto Rico, such as a commercial office building in Parque Escorial and a film and television studio in its 540-cuerda community in Parque El Comandante. There can be no assurance that approvals for such development can be obtained, or if obtained that the Company will be able to successfully develop such land.

Competition

The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from small-scale condominium projects in areas the Company believes to be similar or less desirable than Parque Escorial. Furthermore, Parque Escorial is one of only two master planned communities currently under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. In addition, Encantada's developer is building all the homes in the community, while Parque Escorial features six different projects in its first phase, providing more variety.

Environmental Impact

Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land. An Erosion and Sedimentation Control Plan must be obtained prior to construction. This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2002, we spent approximately $45,000 and we believe that $55,000 will be sufficient to finish Parque Escorial as planned.

COMMERCIAL RENTAL PROPERTIES.

In December 1998, LDA transferred title to a seven-acre site in Parque Escorial's office park on which a 150,000 square foot building was built by ELI S.E. ("ELI"), a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a Government Agency, for 30 years at the end of which the lessee can acquire it for $1. For income tax and book purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax-free. The tax-free status stays intact when ELI distributes its income to LDA.

LDA also owns approximately 505 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. At present, LDA is in the process of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater, and an amusement park. In 1999, the Puerto Rico Government enacted Bill 1958, "The Film Industry Law". This law provides tax incentives and credits to producers, film projects and infrastructure developers in an effort to attract the film industry to Puerto Rico. Portions of the land may also be developed for residential use. In the fourth quarter of 2000, a land/building lease contract was signed with Flying Horse Productions for the first phase of this project which consists of 9 acres. LDA is responsible for the segregation of the land, securing the construction permits and delivery of a complex with use permits not later than 24-months after receiving the final plans and specifications from Flying Horse Productions. The responsibility of LDA for the construction of the project is capped at $11.5 million; the total project cost of which is budgeted at $60 million. Any amounts in excess of $11.5 million must be provided by Flying Horse Productions. Flying Horse Productions' design team has started preliminary construction documents of the Meca Studio within the guideline and conditions of the current Puerto Rico Planning Board approval dated August 1, 2002. Said preliminary construction documents ("Anteproyecto") will be submitted for approval to ARPE (regulations and permits administration) in the first quarter of 2003.

PROPERTY MANAGEMENT.

U.S. Operations

ACPT, indirectly through its subsidiary ARMC, operates a property management business in the Washington, D.C. metropolitan area and Richmond, Virginia. ARMC earns fees from the management of 4,176 rental apartment units. ACPT holds an ownership interest in 2,472 units, including the 226 units purchased in January 2003. Management fees for the 2,472 units are based on a percentage of rents ranging from 4.64% to 10.41%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. Management fees for other apartment properties owned by or affiliated with the Wilson Family range from 2% to 4.5% of rents.

Puerto Rico Operations

IGP earns fees from the management of 2,653 rental apartment units owned by the nine Puerto Rico apartment partnerships in which IGP holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.85% to 9.25%. The management contracts for these properties have terms of three years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico apartment partnerships. Upon the conversion of units to condominiums, management fees cease. However, IGP customarily receives fees in connection with managing the conversion process.

IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of LIHPRHA. The management agreements for these properties expire March 15, 2004.

HOMEBUILDING IN PUERTO RICO.

During 2001, IGP formed a wholly owned subsidiary, Brisas de Parque Escorial, Inc. ("Brisas"), a Puerto Rico corporation, to construct and sell a 208-unit residential project. The project is located in Parque Escorial, and has been carefully planned for completion and delivery in coordination with two third-party developers currently building 368 units in Parque Escorial. Residential sales at Brisas have averaged eight units per month. The project is a "walk-up" type and is sold within the price range for FHA financing. The majority of the sales to date have been financed with conventional loans.
FINANCIAL INFORMATION RELATED TO INDUSTRY SEGMENTS AND
CLASSES OF PRODUCTS OR SERVICES

		Year
	2002	2001	2000
Sales and services to non-affiliated customers:
U. S. operations:
Land sales	9,974	10,178	3,889
Puerto Rico operations:
Land sales	-	6,813	9,687
Home sales	5,012	-	-
Management fees	423	454	438
Sales and services to affiliated customers:
U. S. operations:
Management fees	1,334	1,194	1,241
Puerto Rico operations:
Management fees	1,800	1,693	2,059
Net Income
U. S. operations	2,506	2,009	(182)
Puerto Rico operations	1,213	1,131	3,865
Total Assets:
U. S. operations	78,737	72,925	74,021
Puerto Rico operations	70,348	63,956	62,168

GENERAL.

Employees.

ACPT had 254 full-time employees as of December 31, 2002, 105 in the United States and 149 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

ITEM 2.	PROPERTIES

ACPT owns real property located in Maryland and Puerto Rico. As of December 31, 2002, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory- Residential lots Commercial, office or light industrial acres	16 99
Under development- Residential lots Commercial, office or light industrial acres	239 96
Pre-development - master plan approved Residential lots Commercial, office or light industrial acres	2,797 583
Held for future development acres	2,547

Carolina, Puerto Rico
Finished inventory- Residential lots Commercial, office or light industrial cuerdas	160 10
Under development- Commercial, office or light industrial cuerdas	7
Held for future development cuerdas	120

Canovanas, Puerto Rico
Held for future development cuerdas	505
ITEM 3.	LEGAL PROCEEDINGS

Below is a description of all litigation that ACPT is a party to which, if the outcome is adverse to ACPT, will have a material adverse effect on ACPT's results of operation and financial condition.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269 (Circuit Court for Charles County, Maryland). In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The plaintiffs have filed an appeal in the Maryland Court of Special Appeals.

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

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000, General Accident Insurance Company undertook to cover IGP in this case up to the limit of its policy of $2,000,000. During the first months of 2003, the insurance company's lawyer will have several depositions with the experts of both parties. The Court scheduled an interlocutory hearing in April 2003 and a status conference in May 2003.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., Et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et als filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, does not expect to have any liability. The claim is in the discovery of evidence stage.

ACPT is also a party from time to time in various legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on ACPT.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ACPT's shares are traded on the American and the Pacific Stock Exchanges under the symbol "APO". The following table sets forth, for the periods indicated, the high and low sales prices per ACPT share as reported in the consolidated transaction reporting system, and cash distributions paid to shareholders during these periods. ACPT's shares commenced public trading on October 6, 1998.
		Cash Dividends		Price Range of ACPT Shares
		Total	Per Share	High	Low

2002	Quarter
	Fourth	$ -	$ -	$ 5.80	$ 5.30
	Third	-	-	6.48	5.40
	Second	-	-	7.65	5.50
	First	-	-	7.50	6.00

2001	Quarter
	Fourth	$ -	$ -	$ 6.25	$ 4.80
	Third	-	-	5.14	4.75
	Second	-	-	5.10	4.90
	First	-	-	6.50	4.00

As of the close of business on March 14, 2003, there were 168 shareholders of record. As of March 14, 2003, the closing price reported by the American Stock Exchange was $5.00 per share.

Cash available for distribution will be determined at the discretion of the Board of Trustees. The Board of Trustees will review the adequacy of the Company's distribution rate quarterly. Future distributions by the Company, if any, will depend on its financial condition, capital requirements, and such other factors the Board of Trustees deems relevant. The Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by ARPT with respect to undistributed capital gains.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth financial and operating information of ACPT for the five year period ended December 31, 2002 as if it had been a separate company operating for all periods presented. It should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Income Statement Data:
Land sales	$ 9,974	$ 16,991	$ 13,576	$ 17,520	$ 16,670
Home sales	5,012	-	-	-	-
Rental property revenues	10,962	10,299	9,738	9,229	8,979
Management and other fees	3,557	3,341	3,738	3,213	3,447
Equity in earnings from partnerships
and developer fees	2,804	2,184	3,234	1,396	1,638
Reimbursement of expenses related to
managed entities	6,278	5,825	5,583	5,738	5,359
Gain from expropriation	-	630	-	-	-
Interest and other income	681	902	1,185	1,189	1,031
Total revenues	39,268	40,172	37,054	38,285	37,124
Cost of land sales	6,985	11,922	8,783	10,947	11,106
Cost of home sales	4,028	-	-	-	-
Interest expense	2,738	4,676	4,535	4,183	3,724
General and administrative expense	6,241	6,497	6,357	6,051	5,793
Expenses reimbursed from managed entities	6,278	5,825	5,583	5,738	5,359
Other operating expenses	6,811	6,286	5,990	6,347	7,974
Total expenses	33,081	35,206	31,248	33,266	33,956
Minority interest	(280)	(323)	(226)	(414)	(697)
Income tax provision	2,188	1,503	1,898	18	1,289
Net income	3,719	3,140	3,682	4,587	1,182
Earnings per share
Basic	$ 0.72	$ 0.60	$ 0.71	$ 0.88	$ 0.23
Diluted	$ 0.71	$ 0.60	$ 0.71	$ 0.88	$ 0.23

Balance Sheet Data:
Assets related to rental properties	46,417	43,734	45,595	47,345	47,577
Assets related to commercial properties	5,035	5,021	5,174	4,996	4,535
Assets related to community development	54,819	59,311	63,558	60,152	57,683
Assets related to homebuilding	13,891	6,929	211	-	-
Cash and other assets	14,937	8,914	10,165	8,915	8,371
Total assets	135,099	123,909	124,703	121,408	118,166
Debt related to rental properties
Recourse	-	427	602	882	2,723
Non-recourse	42,335	37,102	37,677	38,188	38,662
Debt related to community development
Recourse	32,052	37,327	45,855	42,497	42,013
Debt related to homebuilding
Recourse	11,154	6,194	-	-	-
Other liabilities	16,705	13,856	14,565	17,604	18,035
Total liabilities	102,246	94,906	98,699	99,171	101,433
Shareholders' equity	32,853	29,134	26,004	22,237	16,733

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Rental apartment units managed at
End of period (includes remaining units
Under condominium conversion)	7,747	7,747	7,756	8,566	8,650
Units converted to condominiums and sold	-	9	299	84	-
Community Development
Residential lots sold	161	333	438	222	399
Residential lots transferred to homebuilding	-	208	-	-	-
Commercial and business park acres sold	13	59	5	97	43
Homebuilding
Homes sold	29	-	-	-	-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

American Community Properties Trust ("ACPT" or "Company") is a self managed holding company that is primarily engaged in the investment of rental properties, community development, homebuilding and property management through its consolidated subsidiaries. These operations are managed out of two primary offices; St. Charles, Maryland, which also houses the executive offices, and San Juan, Puerto Rico.

The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by third parties and our founder's family ("Wilson Family") as well as our investment portfolio and community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the company and its predecessor with inventory for the last three decades with expectations of another three decades. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited ownership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate partnerships. ARPT's ownership in these partnerships ranges from 1% to 100%. We expect to retain the apartment land in St. Charles identified for future apartment units to expand our apartment investment portfolio. We are also seeking additional properties that will add value to our existing investment assets.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between the 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The 2001 average household income in Charles County is estimated at $77,400. Building permit activity for new residential structures continued to increase with 2,846 permits issued in Charles County in 2002 compared to 2,534 in 2001. This reflects an increase of 12%.

The Puerto Rico operations are managed through Interstate General Properties L.P. ("IGP"), a wholly owned subsidiary of IGP Group Corp, a wholly owned subsidiary of the Company. This includes the management of the Puerto Rico apartment properties in which we have an ownership interest, apartment properties owned by third parties, commercial properties owned by the Wilson Family as well as our homebuilding operations, community development operations and property management associations related to our planned communities. IGP holds our general, special and limited partnership ownership interests in our Puerto Rico apartment property portfolio. The apartment properties are individually organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 50%. Land Development Associate ("LDA") owns our community development assets, two planned communities, in Puerto Rico. The first planned community, Parque Escorial, consists of residential, commercial and recreation land as in the US but on a smaller scale. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own homebuilding operations or investment portfolio. Our second planned community is in the planning stages. LDA retained a limited partnership interest in a commercial building built on land in Parque Escorial contributed by LDA. Our homebuilding operation builds condominiums for sale on land located in Parque Escorial.

Puerto Rico has an estimated population of 3.8 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As presented in the 2001 Economic Report to the Governor, per capita personal income is $10,816 with an average family income of $36,776 in fiscal year 2001. The economy of Puerto Rico registered growth in constant dollars of 1.7% in 2001, compared to 3% in 2000 and 4.1% in 1999.

The taxable earnings from the apartment properties flow through to their owners. ARMC, ALD and APRT are all currently taxed as corporations. LDA's taxable earnings flow through to IGP. The portion of IGP's earning applicable to the residential land sales in Parque Escorial flow through to ALD and the remainder to IGP Group. IGP Group's earnings do not flow through to ACPT for federal tax purposes but the obligation to pay the Puerto Rico taxes does flow through to ACPT. ACPT is taxed as a partnership and its taxable income flows through to its shareholders. ACPT's federal taxable income consists of distributions from its corporate subsidiaries and any Puerto Rico taxes paid on IGP Group's share of Puerto Rico earnings.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Below is a discussion of accounting policies, which we consider critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain.

Sales, Profit Recognition and Cost Capitalization

Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Home sale revenues are recognized upon settlement with the homebuyers.

The costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. ACPT's interest costs related to land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. The cost of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The interest incurred on the land acquisition and construction loan is capitalized to the extent of qualifying assets.

The cost of sales is determined by the relative sales value method, which relies on estimated costs and sales values. Residential and commercial land sales can be highly cyclical. Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots or condominiums in a timely manner. Failure to sell such homes and lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. Even though our cost estimates are based on outside engineers' cost estimates, historical cost and current actual development and construction costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations. Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.

Impairment of Long-Lived Assets

Quarterly, ACPT evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In cases where management is holding for sale particular properties, ACPT assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Depreciation of Investments in Real Estate

Buildings and improvements are depreciated over 5 to 40 years using the straight-line or double declining balance methods, furniture, fixtures and equipment over five to seven years using the straight-line method, deferred expenses are amortized over the period of estimated benefit using the straight-line method, all of which are judgmental determinations.

OPERATIONS

Management evaluates the performance of the U.S. operations and Puerto Rico operations individually. The following schedules identify our operations by segment net of consolidating entries.

U.S. Operations
	Year Ended December 31,			Increase (Decrease)
	2002	2001	2000	02 vs. 01	01 vs. 00
	(in thousands)
Community development:
Land sales revenue	$ 9,974	$ 10,178	$ 3,889	-2%	162%
Cost of sales	6,896	6,665	3,438	3%	94%
Gross profit	3,078	3,513	451	-	-
Gross profit margin	31%	35%	12%	-11%	198%
Consolidated apartments:
Rental Revenue	10,962	10,299	9,738	6%	6%
Operating expenses	4,644	4,111	3,855	13%	7%
Interest expense	2,152	2,327	2,465	-8%	-6%
Depreciation and amortization	1,744	1,721	1,887	1%	-9%
Minority interest	269	312	214	-14%	46%
Profit contribution	2,153	1,828	1,317	18%	39%
Unconsolidated investments:
Equity and earnings from partnerships	289	483	303	-40%	59%
Sponsor and developer fees	188	365	344	-48%	6%
Write-off deferred project costs	54	126	-	-57%	-
Profit contribution	423	722	647	-41%	12%
Management and other fees	1,334	1,194	1,241	12%	-4%
Interest and other income	39	25	65	56%	-62%
General, administrative, selling and marketing expense	2,549	2,665	2,627	-4%	1%
Interest expense	221	1,499	863	-85%	74%
Other expense	114	57	41	100%	39%
Pretax income	4,143	3,061	190	35%	1511%
Provision for income taxes	1,637	1,052	372	56%	183%
Net Income	$ 2,506	$ 2,009	$ (182)	25%	-1204%
Effective tax rate	39%	34%	196%	15%	-82%

Community Development - U.S. Operations:

Land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement. The residential lots are sold to homebuilders in bulk pursuant the terms of option contracts that are secured by letters of credit. The sale is closed on a lot by lot basis when the builder purchases the lot. Residential lots can vary in size and location resulting in pricing differences. Gross profit margins of residential lots are fairly consistent within any given village in St. Charles. Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross profit margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

In 2002, we sold 87 standard size single family lots for an average sales price of $55,000, 54 small single family-family lots for an average sales price of $43,000, 20 townhome lots for an average price of $35,000, 13 acres of commercial land for sales prices that ranged from $1.21 to $5.21 per square foot; compared to 79 standard size single family lots for an average sales price of $52,000, 8 small single-family lots for an average sales price of $43,000, 26 townhome lots for an average price of $33,000, 59 acres of commercial land for sales prices that ranged from $.92 to $12.58 per square foot sold in 2001. In 2000, we sold 51 standard size single-family lots for an average sales price of $50,000, 19 townhome lots for an average price of $32,000, 5 acres of commercial land for sales prices that ranged from $2.52 to $8.04 per square foot. During the last three years demand for lots in Charles County has increased while the supply has decreased. We have incurred many hurdles in obtaining permits on a timely basis to deliver a steady supply of lots. Pursuant to our 2002 agreement with Charles County, we will be able to obtain permits for 255 residential lots per year through 2005. This gives St. Charles the competitive edge for 2003 and should allow us a steady stream of inventory once our projects are streamlined in the approval process. As of December 31, 2002 we had 16 fully developed single-family lots ready to deliver to builders and a backlog of 88 lots with an aggregate sales price of $5,117,000. In addition we have 6.2477 acres of commercial land under contract for a total sales price of $744,974.

The combined gross profit margin ranged from 31% in 2002, 35% in 2001 and 12% in 2000. These variations are a result of the change in mix of sales between years and the quality of the commercial sales. During 2002, 81% of the total sales revenue was generated by residential sales compared to 52% in 2001 and 81% in 2000. Typically commercial sales outside of Fairway Village produce a greater gross profit margin than the residential lots. The margins for the residential lots in Fairway have increased from 29% in 2000 to 31% in 2001 and 32% in 2002. These increases are primarily a result of the sales prices in Fairway Village escalating at a rate greater than the expected development costs. During 2002, the townhome lots in Smallwood Village were sold out. These lots produced a gross profit margin during the last three years that ranged from 18% to 20%. These margins were lower than our typical residential margins due to location and changes in the County's regulations. The gross profit margin of the significant 2002 commercial sale was 58%, 10% less than expected due to the unexpected costs of moving major utility lines from the purchaser's development path.

Rental Property Revenues and Operating Results - U.S. Operations:

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Seven properties were consolidated during 2000, 2001 and 2002. As of December 31, 2002 one more property met the consolidation criteria. Three of the properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. Three of the properties are subsidized by HUD and one property is a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The profit contribution (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) from the consolidated apartment properties increased to $2,153,000 in 2002 compared to $1,828,000 in 2001 and $1,317,000 in 2000. In 2002, market conditions allowed us to increase our market rate rents 7% while the subsidized rents increased by 5%. Operating expenses increased 13% in 2002 and 7% in 2001. The increase in operating expenses is primarily due to historic high increases in commercial insurance for rental properties and increased maintenance costs as we push to improve the value of the properties. In 2002, the increase in the subsidies did not cover the increased cost of insurance and operating cost. In addition, during 2001 one property incurred a fire loss in excess of its insurance coverage of $60,000.

Equity in Earnings from Partnerships and Development Fees - U.S. Operations:

The results of our share of earnings from the partnerships that do not qualify for the consolidated method of accounting are reflected in this section. The affect on earnings varies from partnership to partnership, depending on our investment book basis in the property, where the partnership is in the earnings stream, whether or not the limited partners have recovered their capital contribution, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

In 2002, we recognized a 40% decrease in income from the apartment properties compared to 2001 primarily due to a fire loss in one subsidized property that exceeded the insurance coverage and one month's lost subsidy in another property during the conversion to market rents. Our share of this fire loss was $116,000. We have switched insurance carriers and coverage limits to prevent this from recurring. Occupancy rates remained stable in 2002 compared to 2001 which were higher than 2000. In 2001, we recognized a 59% increase in our share of the apartment properties income compared to 2000. In 2001, one subsidized property received a retroactive increase in its subsidies and our share of cash flow from one property increased to 100% from 5% after the limited partners recovered their initial investment in the third quarter of 2000. On December 31, 2002, we purchased the limited partners interest in this property, refinanced the property and commenced a conversion from a HUD interest subsidy to a market rate property.

During 2002, $54,000 of architect fees was written off when an updated product design was selected for our next apartment complex. In 2001, we evaluated a potential acquisition to our apartment investment portfolio. The complex did not meet our acquisition requirements, resulting in the write-off of the $126,000 incurred during this process.

Management and Other Fees - U.S. Operations:

We earn a monthly fee from the apartment properties we manage, including four properties owned by or an affiliate of the Wilson Family. In addition, we receive a fee from these properties and the properties in Puerto Rico for the use of the property management computer system purchased at the end of 2001. The cost of this system is reflected in depreciation expense. Only the fees from the properties that are not consolidated are reflected in this section.

The management fees increased in 2002 as a result of an increase in the monthly management of a Wilson Family owned property from 2.5% to 4% and increased rental revenues earned by the apartment properties. The management fees decreased in 2001 compared to 2000 due to the recognition in 2000 of a $100,000 incentive management fee from one subsidized property. This fee is restricted to surplus cash and does not occur on a regular basis.

Selling, General and Administrative Expense - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as the executive office are included in this section. ARMC employs the centralized office management approach for its property management services. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. The amounts reflected in this section are net of those reimbursements.

Selling, general and administrative costs incurred in the U.S. have remained relatively stable during 2000, 2001, and 2002 despite rising prices. During 2002, certain related party transactions and staffing shortages in Puerto Rico required additional support from the U.S. office. The allocation of these costs to the Puerto Rico operations produced a 4% cost reduction attributable to the US operations. This reduction is not expected to continue in 2003. In October of 2000, the consulting fee to James J. Wilson reduced to $200,000 per year from $500,000 per year. The cost savings from this reduction was offset by the addition of D&O insurance and the recognition of $153,000 of compensation expense related to employee and Trustee incentive rights. We recognize compensation expense on incentive rights based on the changes in our share-trading price. In 2002, reductions in our share price resulted in a decrease in expenses compared to 2001. We expect the cost of D&O insurance to increase in 2003 as well as audit fees to meet the new internal control reporting requirements.

Interest Expense - U.S. operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

In 2002, interest expense decreased 85% compared to 2001 and the interest expensed in 2001 increased 74% compared to 2000. Overall interest expense has declined for the last two years, a result of the overall reduction in prime lending rate and debt refinanced at a reduced borrowing rate. The increase in 2001 was primarily due to the recognition of $812,000 of unamortized loan fees and warrants when we refinanced a $8,000,000 term loan.

Provision for Income taxes - U.S. operations:

The effective tax rates for 2002, 2001 and 2000 are 39%, 34% and 196% respectively. The federal and state statutory rate is 39%. The difference between the statutory rate and the effective rate for 2001 is related to an increase in the calculated tax benefit of certain investments in subsidiaries. The difference between the statutory rate and the effective rate for 2000 is related to adjustments to the deferred income tax for transfers of ownership in the housing partnerships and a step-up in the tax basis of the assets.

Puerto Rico Operations
	Year Ended December 31,			Increase (Decrease)
	2002	2001	2000	02 vs. 01	01 vs. 00
	(in thousands)
Community development:
Land sales revenue	$ -	$ 6,813	$ 9,687	-100%	-30%
Gain from expropriation	-	630	-	-100%	-
Cost of sales	89	5,257	5,345	-98%	-2%
Gross profit	(89)	2,186	4,342	-	-
Gross profit margin	-	32%	45%	n/a	-29%
Homebuilding:
Home sales revenue	5,012	-	-	-	-
Cost of sales	4,028	-	-	-	-
Gross profit	984	-	-	-	-
Gross profit margin	20%	-	-	-	-
Unconsolidated investments:
Equity and earnings from partnerships	2,237	1,207	2,436	85%	-50%
Sponsor and developer fees	90	129	151	-30%	-15%
Write-off deferred project costs	-	101	-	-	-
Profit contribution	2,327	1,235	2,587	88%	-52%
Management and other fees	2,223	2,147	2,497	4%	-14%
Interest and other income	642	877	1,120	-27%	-22%
General, administrative, selling and marketing expense	3,872	3,901	3,804	-1%	3%
Interest expense	365	850	1,207	-57%	-30%
Other expense	86	112	144	-23%	-22%
Pretax income	1,764	1,582	5,391	12%	-71%
Provision for income taxes	551	451	1,526	22%	-70%
Net Income	$ 1,213	$ 1,131	$ 3,865	7%	-71%
Effective tax rate	31%	29%	28%	7%	3%

Community Development - Puerto Rico Operations:

Land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement. The residential land is sold to homebuilders by the parcel. The sales contract typically calls for a 20% down payment and a non-interest-bearing note for the balance. Land sales revenue in any one period is affected by the mix of residential and commercial sales. The gross profit margins of residential and commercial land are consistent within any given development. Residential and commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

There were no land sales in 2002. In 2001, land sales decreased 30% from those in 2000. During 2001, we sold a parcel of land for 220 condominium units compared to two parcels for a total of 368 condominium units sold in 2000. The sale prices increased from $25,000 in early 2000 to $35,000 in 2001. Sales revenues reflect the lot sales prices net of discounts for the imputed interest on partially non-interest bearing notes taken as partial payment for the purchase of the lots. All notes have been collected. The next parcel available in 2001 was retained to establish our homebuilding inventory. We are evaluating the economics of retaining the remaining parcel in this phase for our own homebuilding operations. As of December 31, 2002 there is no backlog of land sales. During 2001, we recognized a $630,000 gain upon settlement of a claim regarding 54 cuerdas that were expropriated in 1998. We also received $121,000 of interest income related to this claim.

The gross profit margin in 2001 declined to 32% compared to 45% in 2000. During 2001, we incurred $169,000 of costs associated with the clean up of unsuitable materials located beneath the surface of one parcel sold in 2000. In connection with a lawsuit, we agreed to pay cost overruns of $630,000 to the contractor in 2001 and $233,000 in 2002 to the plaintiff (Wal-Mart). Based on these additional costs and our plans to provide upscale dwelling units in Parque Escorial's next phase, with the aid of outside engineers we updated our cost estimates for the remainder of the project. These deductions were offset in part by the expropriation gain in 2001.

Homebuilding- Puerto Rico Operations:

A 208-unit condominium complex is under construction. The condominium units are sold individually from an onsite sales office to prequalified homebuyers.

During 2002, the first twenty-nine units in Brisas de Parque Escorial closed generating $5,012,000 of sales revenue. As of December 31, 2002, 47 units were under contract with an average sales price of $175,000. These sales are each backed by a $4,000 deposit and non-contingent sales contract. The gross profit for the period was 20%. There were no home sales in 2001.

Equity in Earnings from Partnerships and Development Fees- Puerto Rico Operations:

All of our apartment properties in Puerto Rico qualify for the equity method of accounting and are all subsidized by HUD. The earnings from our investment in the commercial rental property owned by ELI are also reflected in this section. The affect on earnings varies from partnership to partnership depending on our investment basis in the property, where the partnership is in the earnings stream, whether or not the limited partners have recovered their capital, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

Equity in earnings from partnerships increased 85% to $2,237,000 during the twelve months ended December 31, 2002, compared to $1,207,000 in 2001. During 2002, we refinanced the existing mortgages on two unconsolidated apartment properties, providing us with $377,000 of note repayments, $507,000 of finance fees and $4,823,000 of cash distributions. The increase in equity in earnings from partnerships is primarily a result of cash distributions received in excess of the investment basis of $1,091,000 and increased rents, reduced vacancies, reduced operating and financial expenses, offset in part by increased insurance premiums. These increases in earnings from partnerships were partially offset by the reduction in earnings from ELI. In 2001, $101,000 of deferred project costs related to the development of an entertainment complex in Parque El Comandante was written off. We are continuing to capitalize costs related to the new project planned for that site.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from the apartment and commercial properties we manage, including properties owned by the Wilson Family. In addition to the monthly fee, we earn incentive management fees from three of the properties. Fees earned from three property owner associations operating in Parque Escorial are also reflected in this section.

Management fees increased 4% in 2002 compared to 2001 primarily due to the recognition in 2002 of $253,000 of special fees related to the refinancing of two apartment properties. Basic management fees were lower in 2002 than in 2001 and 2000 as the two properties converted to condominiums were sold. Prior to conversion, the annual management fees from these two properties were $96,000. During 2000, we recognized $685,000 of special fees for the refinancing and conversion of these two properties. During 2001, HUD approved an increase in the management fees for six properties. This was our last rate increase in management fees.

Selling, General and Administrative Expense- Puerto Rico Operations:

The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included in this section. The apartment properties reimburse IGP for certain costs incurred at IGP's office that are attributable to the operations of those properties. The amounts reflected in this section are net of those reimbursements.

Selling, general and administrative costs decreased 1%, after the additional support allocation from the U.S. office, in 2002 compared to 2001 and 2001 increased 3% over 2000. The decrease in 2002 is primarily due to the reduction in bad debt expense, professional services and the transfer of guard services to the Parque Escorial Owners' Association in 2002. The increase in 2001 compared to 2000 is primarily attributable to the write-off of $164,000 due from the Parque Escorial owners associations and a 42% increase in municipal taxes in 2001.

Interest Expense - Puerto Rico Operations:

The interest related to the Puerto Rico recourse debt, exclusive of debt related to the apartment properties and homebuilding operations, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense decreased in 2002 and 2001 compared to 2000 primarily due to the overall reduction in the prime lending rate and the outstanding balances of the term loans.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rates for 2002, 2001 and 2000 are 31%, 29% and 28%, respectively. The statutory rate is 29%. The increase in 2002 is related to Puerto Rico source income being subject to U.S. income tax without the benefit of a foreign tax credit. During 2001 and 2000, a Puerto Rico foreign tax credit was available to offset the U.S. income tax payable from the Puerto Rico source income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, distributions from apartment properties and bank financings. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financings are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated. We do not expect to generate significant cash flows in excess of our existing obligations.

Operating activities produced $17,024,000 of cash flow in 2002, a 43% increase from 2001. In 2001, cash provided by operations amounted to $11,884,000, a 12% decrease from 2000. The results of operations are discussed in the OPERATIONS section.

Capital Spending and Development

In 2002, net cash used in investing activities reached $9,685,000, a 4% increase from 2001. In 2001, $10,092,000 was used for investing activities, a 34% decrease from 2000. These decreases are primarily attributable to reduced investment in our community development assets.

The development of planned communities requires significant up-front capital for planning, engineering, major infrastructure and interest carry. This infrastructure tends to be sporadic. Once the major development is in place so that the individual lots or parcels can be developed, additional capital resources are needed to get the lots ready for sale. The parcel or lot development and the ultimate sale of the land are usually within a twelve-month period. Apartment acquisitions and construction of office buildings require additional significant capital resources. The commitment for capital, timing of completion of development projects and asset acquisitions are contingent upon, among other things, receipt of approvals from regulatory agencies, market conditions and the availability of funds. Cash needed to finance projects currently under development as well as additional planned projects is expected to be made available from operating cash flows, existing development loans, joint venture partners, county funded bonds and, if necessary, new bank financings. During 2002, we put $7,900,000 of capital improvement into our planned communities and spent $1,300,000 to buyout the limited partners in one of our apartment properties. Total capital expenditures for 2003 are expected to be between $25,000,000 and $30,000,000. This includes $1,700,000 for the purchase of a 95% ownership interest in two market rate apartment properties in St. Charles previously owned by the Wilson Family in January 2002.

Financing Activities

In 2002, $1,537,000 was used for net investing activities compared to $2,788,000 used in 2001 and surplus of $2,488,000 in 2000. During 2002, we made $16,965,000 of debt curtailments compared to $15,428,000 of advances. Two development loans were paid in full from lot sales in St. Charles and one more loan was acquired for the next phase. In 2003, the Banco Popular loan was paid down to $1,900,000 and extended until February 2004 and a $2,000,000 loan was obtained to provide funds for the acquisition of a 95% partnership interest in two apartment properties in St. Charles, Maryland.

The following chart reflects our contractual financial obligations:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community development
and homebuilding	$ 43,206	$ 33,515	$ 9,691	$ -	$ -
Non-recourse debt-apartment properties	42,336	716	2,476	7,867	31,277
Capital lease obligations	350	158	192	-	-
Operating lease obligations	1,963	442	815	391	315
Other	98	66	30	2	-
Total contractual cash obligations	$ 87,953	$ 34,897	$ 13,204	$ 8,260	$ 31,592

On June 30, 2003, LDA's land loans due to FirstBank mature. As of December 31, 2002, the aggregate outstanding balance was $11,113,000. These make up the primary development facility for Parque Escorial and historically have been extended upon formal request. We anticipate that this loan will be extended prior to its maturity. The collateral has sufficient value to support the loan. Should the lender decide not to extend the loan, two other financial institutions have requested opportunities to provide us with financing, although there are no assurances that this will be completed. This credit facility has $1,647,000 of available development funds that have not been advanced. The maturity date of the $6,248,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. These loans are subject to cross-collateral and cross-default provisions.

The construction loan for the Brisas homebuilding project matures on August 31, 2003. Due to delays in obtaining the appropriate permits, the project did not start as scheduled. The project is not expected to be completed and the loan repaid until the middle of 2004. The sales have been consistent and we expect the bank to extend the credit facility for twelve months. Construction advances of $8,500,000 remain available under this credit facility.

Substantially all of the Company's community development and all of its homebuilding assets are encumbered by recourse debt.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the county agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles.

During 2003, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, an office building in Parque Escorial and other potential rental property opportunities. We feel that our financing efforts will be successful but there can be no assurances that they will be completed.

DEBT GUARANTEES AND OTHER OBLIGATIONS

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT's consolidated financial statements. These guarantees should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans. In addition, IGP guaranteed 50% of the outstanding balance owed on two apartment mortgages. As of December 31, 2002, the aggregate loan amount subject to IGP's guarantee is $7,566,000.

IMPACT OF INFLATION AND CHANGING PRICES

In general, we are able to increase our market rents, land prices and home prices to counteract the inflationary effects of increasing costs. In recent history, the increases in the HUD subsidies have not offset the increase in the costs to operate and maintain the properties. Inflation tends to increase the value of our real estate assets. The cash flow from the apartment properties has been negatively impacted by the increased costs of insurance.

INTERCOMPANY DIVIDEND RESTRICTIONS

Certain of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the ability of our subsidiaries to pay dividends or distributions. The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, the distributions of 8 properties are limited to a specified annual cumulative rate of return ranging from 6% to 10%. Lender approval is required prior to LDA or Brisas making any cash distributions in excess of distributions to pay income taxes on LDA's and Brisas's generated taxable income unless certain conditions exist that provide for adequate working capital for debt service and operations for the following twelve months. These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our October 1, 2002 property and casualty insurance renewals were higher than anticipated. All lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001. Our insurance renewal on October 1, 2002 increased premiums from the prior year approximately 163.678%. The property insurance deductible increased from $5,000 to $25,000 per claim. In April 2002, our renewal of the Directors and Officers Liability policy resulted in increased premiums of 27% from the prior year. The deductible for the Directors and Officers Liability policy is $250,000 for securities claims and $150,000 for all other claims. In October 2002 we obtained Professional (Errors and Omissions) Liability with a deductible of $25,000 per claim. In 2002, all risk property insurers began attaching terrorism exclusions to insurance policies. As a result of the Terrorism Risk Insurance Act of 2002. Our insurance carriers removed the terrorism exclusions. In the future, terrorism insurance will be priced separately within the property insurance coverage. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk. However, this coverage may have a significant cost associated with an adequate amount of coverage to meet our debt covenants.

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

    National, regional and local economic and business conditions that will, among other things, affect:
    Demand for residential lots, commercial parcels and multifamily housing
    The ability of the general economy to recover timely from the current economic downturn
    Availability and creditworthiness of tenants
    The availability of financing for both our customers and us
    Adverse changes in the real estate markets, including, among other things:
    Competition with other companies
    Risks of real estate acquisition and development (including our ability to obtain governmental approvals for development projects and to complete our current development projects on time and within budget)
    Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts
    Ability to obtain insurance at a reasonable cost
    Government actions and initiatives
    Environmental and safety requirements

These risks are detailed periodically in the Company's filings with the Securities and Exchange Commission or other public statements.

The words "believes", "expects", "estimates", "anticipates" and other similar expressions are intended to identify forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)

								Fair Value
								December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Long-term debt, including
current portions:
Fixed rate debt-principal (1)	$ 7,187	$ 940	$ 860	$ 898	$ 951	$ 32,295	$ 43,131	$ 46,052
Fixed rate debt-interest	2,545	2,478	2,415	2,354	2,289	24,252	36,333
Average interest rate	0.99%	7.50%	7.29%	7.11%	7.09%	6.99%	6.16%	5.70%

Variable rate debt-principal	31,667	4,041	6,900	250	-	-	42,858	42,858
Variable rate debt-interest	1,420	576	39	1	-	-	2,036
Average interest rate	4.84%	5.13%	5.93%	5.50%	-	-	5.35%	5.35%
    Includes $6,248,000 of non-interest bearing that matures on June 30, 2003.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Trustees and Shareholders of

American Community Properties Trust

We have audited the accompanying consolidated balance sheet of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Company for the year ended December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated April 15, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, during the first quarter of 2002 the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The Company's management agreements require the managed entities to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the managed entities. The Company has restated the consolidated statements of income for the years ended December 31, 2001 and 2000 to reflect these reimbursements of expenses as revenues. We audited the adjustments that were applied to restate the reimbursements of expenses related to managed entities reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the amounts to the Company's underlying records of detail of expenses charged to the managed entities, including the appropriate payroll records, and (b) testing the mathematical accuracy of the restated total revenues and total expenses. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

McLean, Virginia

March 31, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEAR ENDED DECEMBER 31, 2002. CONSEQUENTLY, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES TO THE YEAR ENDED DECEMBER 31, 2001.

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

ARTHUR ANDERSEN LLP
Vienna, Virginia
April 15, 2002

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues
Community development-land sales	$ 9,974	$ 16,991	$ 13,576
Homebuilding-home sales	5,012	-	-
Equity in earnings from partnerships and developer fees	2,804	2,184	3,234
Rental property revenues	10,962	10,299	9,738
Management and other fees, substantially all from related entities	3,557	3,341	3,738
Reimbursement of expenses related to managed entities	6,278	5,825	5,583
Gain from expropriation	-	630	-
Interest and other income	681	902	1,185
Total revenues	39,268	40,172	37,054

Expenses
Cost of land sales	6,985	11,922	8,783
Cost of home sales	4,028	-	-
Selling and marketing	180	69	74
Rental properties expenses:
Operating	4,644	4,111	3,855
Interest	2,152	2,327	2,465
Depreciation and amortization	1,744	1,721	1,887
Expenses reimbursed from managed entities	6,278	5,825	5,583
General and administrative	6,241	6,497	6,357
Interest expense-other	586	2,349	2,070
Depreciation and amortization-other	189	158	174
Write-off of deferred project costs	54	227	-
Total expenses	33,081	35,206	31,248

Income before provision for income taxes and minority interest	6,187	4,966	5,806
Provision for income taxes	2,188	1,503	1,898

Income before minority interest	3,999	3,463	3,908
Minority interest	(280)	(323)	(226)

Net income	$ 3,719	$ 3,140	$ 3,682
Earnings per share
Basic	$ 0.72	$ 0.60	$ 0.71
Diluted	$ 0.71	$ 0.60	$ 0.71
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,234	5,204	5,192

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	AS OF DECEMBER 31,

	2002	2001

Cash and Cash Equivalents
Unrestricted	$ 10,673	$ 4,871
Restricted	877	1,216
	11,550	6,087
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$33,392 and $28,008, respectively	40,428	34,044
Investment in unconsolidated apartment partnerships, net of
deferred income of $103 and $380, respectively	4,813	8,452
Investment in unconsolidated commercial property partnerships	5,035	5,021
Other receivables, net of reserves of $175 and $203, respectively	1,176	1,238
	51,452	48,755
Assets Related to Community Development
Land and development costs
Puerto Rico	28,694	26,133
St. Charles, Maryland	25,671	27,317
Notes receivable on lot sales and other	454	5,992
	54,819	59,442
Assets Related to Homebuilding
Homebuilding construction and land	13,891	6,929
Other Assets
Receivables and other	2,837	2,162
Property, plant and equipment, less accumulated depreciation
of $1,987 and $1,911, respectively	550	665
	3,387	2,827
Total Assets	$ 135,099	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	AS OF DECEMBER 31,

	2002	2001

Liabilities Related to Investment Properties
Recourse debt	$ -	$ 427
Non-recourse debt	42,335	37,102
Accounts payable, accrued liabilities and deferred income	4,013	2,772
	46,348	40,301

Liabilities Related to Community Development
Recourse debt	32,052	37,327
Accounts payable, accrued liabilities and deferred income	2,675	3,442
	34,727	40,769

Liabilities Related to Homebuilding
Recourse debt	11,154	6,194
Accounts payable and accrued liabilities	1,955	576
	13,109	6,770

Other Liabilities
Accounts payable and accrued liabilities	2,066	1,933
Notes payable and capital leases	448	576
Accrued income tax liability-current	2,733	1,179
Accrued income tax liability-deferred	2,815	3,378
	8,062	7,066
Total Liabilities	102,246	94,906

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
December 31, 2002 and 2001	52	52
Treasury stock, 17,359 shares at cost, $5	(87)	(87)
Additional paid-in capital	18,354	18,354
Retained earnings	14,534	10,815
Total Shareholders' Equity	32,853	29,134

Total Liabilities and Shareholders' Equity	$ 135,099	$ 124,040

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 1999	5,192	$ 52	$ -	$ 18,192	$ 3,993	$ 22,237
Contributed capital from
Interstate General Company L.P.	-	-	-	2	-	2
Net income	-	-	-	-	3,682	3,682
Issuance of warrants	-	-	-	83	-	83
Balance December 31, 2000	5,192	52	-	18,277	7,675	26,004
Net income	-	-	-	-	3,140	3,140
Issuance of warrants	-	-	-	77	-	77
Purchase of 17,359 shares of
treasury stock	-	-	(87)	-	-	(87)
Balance December 31, 2001	5,192	52	(87)	18,354	10,815	29,134
Net income	-	-	-	-	3,719	3,719
Balance December 31, 2002	5,192	$ 52	$ (87)	$ 18,354	$ 14,534	$ 32,853

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net income	$ 3,719	$ 3,140	$ 3,682
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,933	1,879	2,061
(Benefit) provision for deferred income taxes	(564)	343	(375)
Equity in earnings-unconsolidated apartment
partnerships and developer fees	(2,183)	(1,378)	(2,880)
Distributions-unconsolidated apartment partnerships	5,365	1,297	468
Equity in earnings-unconsolidated commercial
property partnerships	(621)	(806)	(454)
Distributions-unconsolidated commercial property partnerships	606	959	646
Cost of sales-community development	6,985	11,922	8,783
Cost of sales-homebuilding	4,028	-	-
Homebuilding-construction expenditures	(10,990)	(3,227)	(211)
Equity in losses and warranties-homebuilding joint venture	-	-	207
Changes in notes and accounts receivable	5,558	(887)	3,859
Changes in accounts payable, accrued liabilities and deferred income	3,188	(1,358)	(2,260)
Net cash provided by operating activities	17,024	11,884	13,526

Cash Flows from Investing Activities
Investment in land development	(7,900)	(10,149)	(13,513)
Change in investments-unconsolidated apartment partnerships	458	(65)	761
Change in investments-unconsolidated commercial property partnerships	-	-	(370)
Change in investment-homebuilding joint venture	-	-	(64)
Change in restricted cash	339	(265)	(165)
(Additions to) dispositions of rental operating properties, net	(615)	40	(1,533)
Acquisition of limited partner interest in Bannister	(1,260)	-	-
Other assets	(707)	347	(449)
Net cash used in investing activities	(9,685)	(10,092)	(15,333)

Cash Flows from Financing Activities
Cash proceeds from debt financing	15,428	21,719	21,855
Payment of debt	(16,965)	(24,497)	(19,450)
Issuance of warrants	-	77	83
Acquisition of treasury stock	-	(87)	-
Net cash (used in) provided by financing activities	(1,537)	(2,788)	2,488

Net Increase (Decrease) in Cash and Cash Equivalents	5,802	(996)	681
Cash and Cash Equivalents, Beginning of Year	4,871	5,867	5,186
Cash and Cash Equivalents, End of Year	$ 10,673	$ 4,871	$ 5,867

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed ("the Distribution") to the partners of IGC. IGC distributed to its partners the 5,207,954 common shares of ACPT, resulting in the division of IGC's operations into two companies. The shares were distributed on a basis of one ACPT share for every two IGC Units and a proportionate share to IGC's general partners.

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, community development, homebuilding and management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.

ARPT

ARPT holds partnership interests in 13 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The United States property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,300 acres of land in St. Charles, Maryland.
    The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 187 cuerdas of land in the planned community of Parque Escorial and 505 cuerdas of land in Canovanas;
    a 1% interest in El Monte Properties S.E., a Puerto Rico special partnership which owns the El Monte Mall Complex, a 169,000 square foot office complex in San Juan, Puerto Rico;
    general partner interests in 9 Puerto Rico apartment partnerships, limited partner interest in 1 of the 9 partnerships;
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

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2002 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Brisas de Parque Escorial, Inc., Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership, Wakefield Third Age Associates Limited Partnership and Bannister Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

Significant Accounting Policies

A summary of the significant accounting policies is as follows:

Sales, Profit Recognition and Cost Capitalization

Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Home sale revenues are recognized upon settlement with the homebuyers.

The costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. ACPT's interest costs related to land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. The cost of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The interest incurred on the land acquisition and construction loan is capitalized to the extent of qualifying assets. ACPT carries rental properties, homebuilding inventory, land and development costs at the lower of cost or net realizable value.

Revenue Recognition for Rental Properties

Rental income attributable to leases and subsidy contracts are recorded when due from residents and applicable government agency and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

Impairment of Long-Lived Assets, including Goodwill

Quarterly, ACPT evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In cases where management is holding for sale particular properties, ACPT assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Management Fees

ACPT records management fees in the period in which services are rendered and fees earned.

Depreciation and Amortization

Buildings and improvements are depreciated over 5 to 40 years using the straight-line or double declining balance methods. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

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

Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the partnership assets without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Income Taxes

ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. American Land Development U.S., Inc. and American Rental Management Company are subject to federal and state tax at the applicable corporate rates. American Rental Properties Trust qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as a U.S. C corporation and will not be allowed to reapply for REIT status until year 2004. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share

Warrants issued to a lender are the only potentially dilutive securities in 2001 and 2000. The diluted weighted average shares outstanding for 2002, 2001 and 2000 were 5,234,000, 5,204,000 and 5,192,000, respectively. Potentially dilutive options and warrants are described in Note 9. The components of basic and diluted earnings per share were as follows.
	Year Ended December 31
	2002	2001	2000

Net income	$ 3,719	$ 3,140	$ 3,682
Weighted average shares outstanding	5,192	5,192	5,192
Dilutive effect of warrants	42	12	-
Weighted average of fully diluted shares outstanding	5,234	5,204	5,192
Earnings per share:
Basic	$ 0.72	$ 0.60	$ 0.71
Diluted	$ 0.71	$ 0.60	$ 0.71

Comprehensive Income

ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Reclassification

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002. The Company has adopted this policy and has presented these reimbursements as revenues for the years ended December 31, 2002, 2001 and 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements, accompanying notes and disclosures. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In May 2002, Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. SFAS No. 145, among other items, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. The Company adopted this pronouncement during the fourth quarter ending December 31, 2002, which resulted in the reclassification to interest expense of $812,000, and a reduction in provision for income taxes of $149,000 previously reflected as an extraordinary item in the financial statements for the year ended December 31, 2001.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under SFAS No. 146, a liability for costs associated with exit or disposal activities is only to be recognized when the liability is incurred and the definition of a liability under Concepts Statement No. 6 is met, rather than at the date of an entity's commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this pronouncement effective January 1, 2003, and does not expect it to have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company adopted the disclosure provisions for the preparation of these financial statements and will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002, but does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 on both an annual and interim basis to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 while the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted this pronouncement effective December 31, 2002 and it did not have an impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The provisions of FIN 46 are to be applied effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities created prior to February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise should make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has investments in certain partnerships (described in footnote 3) that it does not currently consolidate but such investments will need to be evaluated under FIN 46. If the adoption of FIN 46 results in the consolidation of any previously unconsolidated entities, the Company would be required to gross up their assets, liabilities, revenues and expenses up to the amount disclosed in Note 3.

(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Apartment Partnerships

The following information summarizes financial data and principal activities of unconsolidated apartment partnerships, which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).
		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary Financial Position:
Total Assets
December 31, 2002	$ 83,193	$ -	$ 83,193
December 31, 2001	88,733	79	88,812
Total Non-Recourse Debt
December 31, 2002	100,562	-	100,562
December 31, 2001	98,400	-	98,400
Total Other Liabilities
December 31, 2002	11,009	-	11,009
December 31, 2001	10,841	29	10,870
Total Deficit
December 31, 2002	(28,378)	-	(28,378)
December 31, 2001	(20,508)	50	(20,458)
Company's Investment
December 31, 2002	4,813	-	4,813
December 31, 2001	8,350	102	8,452

Summary of Operations:
Total Revenue
Year Ended December 31, 2002	$ 28,354	$ -	$ 28,354
Year Ended December 31, 2001	28,114	788	28,902
Year Ended December 31, 2000	27,649	25,247	52,896
Net Income
Year Ended December 31, 2002	1,800	(50)	1,750
Year Ended December 31, 2001	1,689	71	1,760
Year Ended December 31, 2000	1,366	5,665	7,031
Company's recognition of equity in earnings
and developer fees
Year Ended December 31, 2002	2,285	(102)	2,183
Year Ended December 31, 2001	1,342	36	1,378
Year Ended December 31, 2000	1,201	1,679	2,880

		Projects
	Operating	Under Condo
	Properties	Conversion	Total

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2002	$ 5,728	$ (76)	$ 5,652
Year Ended December 31, 2001	5,907	172	6,079
Year Ended December 31, 2000	5,001	21,420	26,421
Company's share of cash flows from operating activities
Year Ended December 31, 2002	2,273	(38)	2,235
Year Ended December 31, 2001	2,312	86	2,398
Year Ended December 31, 2000	1,782	10,710	12,492
Operating cash distributions
Year Ended December 31, 2002	11,092	-	11,092
Year Ended December 31, 2001	1,244	1,593	2,837
Year Ended December 31, 2000	1,018	-	1,018
Company's share of operating cash distributions
Year Ended December 31, 2002	5,365	-	5,365
Year Ended December 31, 2001	501	796	1,297
Year Ended December 31, 2000	468	-	468

The unconsolidated apartment partnerships as of December 31, 2002 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. Prior to the Company's acquisition of the 95% limited partnership interest in Bannister Associates Limited Partnership ("Bannister") on December 31, 2002, the operations of Bannister were included above under the equity method of accounting. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
SUMMARY OF FINANCIAL POSITION:

	As of December 31,
	2002	2001

Total assets	$ 28,798	$ 28,837
Total liabilities	25,480	25,907
Total equity	3,318	2,930
Company's investment	5,035	5,021

SUMMARY OF OPERATIONS:

	For the Year Ended
	2002	2001	2000

Total revenue	$ 3,688	$ 3,746	$ 1,901
Net income	1,730	1,775	1,003
Company's recognition of equity in earnings	621	806	454

SUMMARY OF OPERATING CASH FLOWS:

	For the Year Ended
	2002	2001	2000

Cash flow from operating activities	$ 1,709	$ 1,749	$ 44
Company's share of cash flow from operating activities	773	602	20
Operating cash distributions	1,329	2,098	1,275
Company's share of operating cash distributions	606	959	577

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2002 and 2001 (in thousands):
	Maturity	Interest	Outstanding As Of
	Dates	Rates (a)	December 31,
	From/To	From/To	2002	2001
Related to community development:
Recourse debt	06-30-03/02-15-06	Non-interest	$ 32,052	$ 37,327
		Bearing/P+1.25%
Related to homebuilding:
Recourse debt	08-31-03	P	11,154	6,194

Related to investment properties:
Recourse debt	--	5.12%	-	427
Non-recourse debt	01-01-05/10-01-28	6%/7.75%	42,335	37,102

General:
Recourse debt	02-01-03/(b)	Non-interest	448	576
	07-29-07	Bearing/18.5%
Total debt			$ 85,989	$ 81,626
    P = Prime lending interest rate.
    Paid subsequent to December 31, 2002.

Lender approval is required prior to LDA or Brisas: making any guarantee or loan out of the normal course of business; selling or disposing of substantially all of its assets outside the normal course of business; entering into any significant new line of business; making cash distributions in excess of distributions to pay income taxes on LDA or Brisas generated taxable income unless certain conditions exist that provide adequate working capital for debt service and operations for the following twelve months; making any change in ownership, amendments to partnership agreement or any merger reorganization or acquisition. As of December 31, 2002, the Company is in compliance with the provisions of its loan agreements.

As of December 31, 2002, the $32,052,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. The non-recourse investment properties debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,478,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

ACPT's weighted average interest rate during 2002 on its variable rate debt was 5.70%.

The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 2002 are as follows (in thousands):
2003	$ 38,854
2004	4,981
2005	7,760
2006	1,148
2007	951
Thereafter	32,295
$ 85,989

The interest costs incurred were accounted for as follows (in thousands):
	December 31,
	2002	2001	2000

Expensed	$ 2,738	$ 3,864	$ 4,536
Capitalized	2,036	2,434	3,591
	$ 4,774	$ 6,298	$ 8,127
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2002, ACPT is guarantor of $6,983,000 of letters of credit and surety bonds for land development completion, substantially all are for the benefit of the Charles County Commissioners.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

Two apartment properties, owned by separate unconsolidated partnerships, were refinanced with loans that mature concurrently with the housing assistance payment contracts in 2005 or as extended. These refinancings lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. The Company guaranteed these loans up to 50% of the outstanding principal balance and accrued interest. The aggregate loan amount subject to the Company's guarantee at December 31, 2002 is $7,566,000.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT's consolidated financial statements. As of December 31, 2002, ACPT has guaranteed $39,396,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $11,113,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $21,802,000 of its subsidiaries' outstanding debt. LDA guaranteed $11,154,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $11,113,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $10,291,000 of outstanding debt owed by ALD. These guarantees should not impair the individual entity's ability to conduct business or to pursue its development plans.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. By order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The Plaintiffs have filed an appeal in the Maryland Court of Special Appeals. The Company expects the claim to be dismissed.

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. Once the underlying claim between PDRB and the Plaintiff is tried, the Plaintiff has the right to refile his appeal. Should the Plaintiff refile his appeal, the Company will defend against these charges.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded.

On May 13, 2002, Antonio Santiago Rodriguez, et als filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI, S.E. to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should have no liability. The claim is in the discovery of evidence stage.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of ACPT.

(6)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases of $350,000, exclusive of $30,000 of interest, are reported with general recourse debt in the Debt Note. Future minimum lease payments for operating leases are as follows (in thousands):
Operating
Leases

2003	$ 442
2004	404
2005	206
2006	206
2007	201
Thereafter	505
Total minimum lease payments	$ 1,964

Rental expense under non-cancelable operating leases was $424,000 in 2002, $419,000 in 2001 and $421,000 in 2000 and is included in general and administrative expenses and rental properties operating expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:		Years Ended December 31,
		2002	2001	2000
Management and Other Fee Income (B)
Unconsolidated subsidiaries with third party partners		$ 2,139	$ 2,033	$ 2,534
Affiliates of James Michael Wilson, CEO and Trustee		889	854	767
		$ 3,028	$ 2,887	$ 3,301
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 49	$ 49	$ 324
IGC		1	1	1
		$ 50	$ 50	$ 325
General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 392	$ 382	$ 373
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	(28)	3	(38)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		190	90	90
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		(2)	(49)	(120)
IGC	(B4)	(22)	(26)	(151)
James J. Wilson, IGC chairman and director	(B3)	200	200	425
Thomas J. Shafer, Trustee	(B5)	42	30	30
		$ 772	$ 630	$ 609
Interest Expense
KEMBT Corporation	(B2)	$ -	$ 89	$ 231
		$ -	$ 89	$ 231

BALANCE SHEET IMPACT:
			Balance	Balance
			December 31,	December 31,
			2002	2001
Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated subsidiaries with third party partners			$ 1,018	$ 866
Affiliates of James Michael Wilson, CEO and Trustee			218	193
			$ 1,236	$ 1,059
Other Assets
Receivables - All unsecured and due on demand
Affiliate of James Michael Wilson, CEO and Trustee	(B4)		$ 45	$ 77
IGC	(B4)		174	150
IBC			9	9
			$ 228	$ 236

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)		$ 6,248	$ 6,839

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

(B) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2010. In management's opinion, all leases with affiliated persons are on terms at least as favorable as those generally available from unaffiliated persons for comparable property.

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from Land Development Associates S.E. ("LDA") payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales was to be used to make principal payments on the note, and (2) the note became non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ("KEMBT"), wholly owned by Wilson Securities Corporation, and then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ("FirstBank").

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

Share Appreciation Rights

As of December 31, 2002, the dates that the 181,250 outstanding share appreciation rights become exercisable and their expiration dates are as follows:
	Rights Expiring
	May 15,	August 13,	August 13,
Rights Exercisable at:	2004	2007	2007

December 31, 2002	28,250	20,000	25,600
April 30, 2003	-	-	25,600
April 30, 2004	-	-	25,600
April 30, 2005	-	-	25,600
April 30, 2006	-	-	25,600
	28,250	20,000	128,000

During 2002 and 2001, the Company recognized $36,000 and $197,000 of compensation expense in connection with the outstanding rights, respectively. During 2000, the market price remained lower than the base price and, therefore, no expense was recognized during the year.

Warrants

Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants have an exercise price of $6.10 per warrant. An additional 37,500 warrants were issued in 2001, 2000 and 1999 bearing an exercise price of $4.88, $4.34 and $5.03, respectively. The warrants were valued upon issuance using a Black Scholes model of valuation. These warrants have been recorded at their fair value of $692,000 and were fully amortized when the loan was refinanced in 2001. All warrants expire on November 26, 2005.

(10)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provided for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $170,000) that exceed that wage base. Effective January 1, 2002, these percents were increased to 5.7% and 11.4%, respectively. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions to the Retirement Plan were $444,000, $279,000 and $279,000 in 2002, 2001 and 2000, respectively.
(11)	INCOME TAXES

ARMC and ALD are subject to federal and state income tax. Due to the loss of REIT status by ARPT on July 1, 1999, ARPT became subject to federal and state income tax effective January 1, 1999. As a U.S. Company holding an interest in an entity doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico based income. Therefore, the calculation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The following table reconciles the effective rate (in thousands, except amounts in %):
	December 31,
	2002		2001		2000
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 2,067	35	$ 1,732	35	$ 2,046	35
State income taxes, net of
federal tax benefit	165	3	146	3	193	3
Income only subject to foreign tax	(100)	(2)	(53)	(1)	(182)	(3)
Permanent differences and other	56	1	(322)	(7)	(159)	(3)
	$ 2,188	37	$ 1,503	30	$ 1,898	32

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2002	2001	2000

Current:
United States	$ 1,194	$ 641	$ 100
Puerto Rico	1,558	519	2,173
	2,752	1,160	2,273

Deferred:
United States	79	411	272
Puerto Rico	(643)	(68)	(647)
	(564)	343	(375)
	$ 2,188	$ 1,503	$ 1,898

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income taxes include the following:
	At December 31,
	2002	2001
	(In thousands)

Tax on amortization of deferred income related to long-term
Receivables from partnerships operating in Puerto Rico	$ 544	$ 510
Receivables from partnerships operating in United States	665	619
Tax on equity in earnings of partnerships operating in Puerto Rico	(210)	536
Tax benefit on equity in earnings of partnerships operating in United States	(73)	1
Tax on land development costs capitalized for book purposes but
Deducted currently for tax purposes	1,557	1,276
Difference in Puerto Rico commercial venture	807	825
Tax on interest income, payable when collected (net of foreign tax credit)	33	33
Tax on collection of note receivable	579	579
Difference in basis of U.S. partnership assets	(723)	(735)
Amortization of stock options	(121)	(121)
Other	(243)	(145)
	$ 2,815	$ 3,378

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using currently available interest rates. As of December 31, 2002 and 2001, the fair value of long-term debt instruments were $88,910,000 and $79,557,000, respectively.
(13)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, homebuilding and management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2002, 2001 and 2000 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
2002:
Total revenues	$ 25,593	$ 14,327	$ (652)	$ 39,268
Interest income	183	892	(645)	430
Interest expense	2,866	421	(549)	2,738
Depreciation and amortization	1,847	86	-	1,933
Income tax provision-current	1,558	1,194	-	2,752
Income tax provision (benefit)-deferred	79	(643)	-	(564)
Income before income taxes and minority interest	4,087	2,196	(96)	6,187
Net income	2,171	1,644	(96)	3,719
Total assets	78,737	70,348	(13,986)	135,099
Additions to long lived assets	7,125	2,650	-	9,775

2001:
Total revenues	$ 25,226	$ 15,740	$ (794)	$ 40,172
Interest income	144	1,258	(794)	608
Interest expense	3,680	893	(709)	3,864
Depreciation and amortization	1,767	112	-	1,879
Income tax provision-current	790	519	-	1,309
Income tax provision (benefit)-deferred	411	(68)	-	343
Income before income taxes and minority interest,	2,844	2,193	(71)	4,966
Net income	1,469	1,742	(71)	3,140
Total assets	72,925	63,956	(12,841)	124,040
Additions to long lived assets	4,863	5,286	-	10,149

2000:
Total revenues	$ 17,970	$ 19,868	$ (784)	$ 37,054
Interest income	78	1,573	(784)	867
Interest expense	4,052	1,232	(749)	4,535
Depreciation and amortization	1,917	144	-	2,061
Income tax provision-current	101	2,173	-	2,274
Income tax provision (benefit)-deferred	272	(648)	-	(376)
Income before income taxes and minority interest	(250)	6,080	(24)	5,806
Net income	(848)	4,554	(24)	3,682
Total assets	74,021	62,168	(11,486)	124,703
Additions to long lived assets	3,715	9,798	-	13,513

(14)	QUARTERLY SUMMARY (UNAUDITED)

ACPT's quarterly results are summarized as follows:
		Year Ended December 31, 2002
		1st	2nd	3rd	4th	Total for
		Quarter	Quarter	Quarter	Quarter	Year
		(In thousands, except per share amounts)

Revenues		$ 7,023	$ 9,020	$ 9,463	$ 13,762	$ 39,268
Income before taxes and minority interest		247	1,514	1,248	3,178	6,187
Net income		5	610	772	2,332	3,719
Earnings per share
Basic		-	0.12	0.15	0.45	0.72
Diluted	(a)	-	0.12	0.15	0.45	0.71

		Year Ended December 31, 2001
		1st	2nd	3rd	4th	Total for
		Quarter	Quarter	Quarter	Quarter	Year
		(In thousands, except per share amounts)

Revenues		$ 7,213	$ 9,956	$ 14,680	$ 8,323	$ 40,172
Income before taxes and minority interest		615	1,908	2,318	125	4,966
Net income (loss)		300	1,293	1,695	(148)	3,140
Basic and diluted earnings per share:
Net income (loss)	(a)	0.06	0.25	0.33	(0.03)	0.60

(a) Due to rounding, the sum of the quarters does not equal the earnings per share for the year.
(15)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid were as follows for the years ended December 31 (in thousands):
	2002	2001	2000

Interest paid	$ 4,298	$ 6,379	$ 8,003
Income taxes paid	$ 1,198	$ 2,268	$ 2,177
Non-cash assumption of debt	$ 5,605	$ -	$ -
(16)	SUBSEQUENT EVENTS

On January 23, 2003, AHP completed its acquisition of a 95 percent ownership interest in two partnerships that own apartment units. AHP contributed a total of $1,600,000 to Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake") in exchange for a 10 percent general partner and 85 percent limited partner interest in both partnerships. Interstate Business Corporation ("IBC") retained the remaining 5% general partner interests. IBC is owned by the James J. Wilson Family, beneficial owners of 52% of ACPT's outstanding shares. J. Michael Wilson serves as ACPT's Chairman of the Board and CEO.

Coachman's owns a 104 two-bedroom patio apartment complex with rents starting at $1,200 per month. Village Lake owns a 122 one-bedroom mid-rise apartment complex with rents starting at $920 per month. American Rental Management Company, a wholly owned company of the Registrant, has and will continue to manage these properties. As a result of this acquisition, ACPT, through its subsidiaries, will hold the general partner interest in all of the apartments located in St. Charles, Maryland and a controlling limited partnership interest in nine of these properties.

AHP financed the acquisition through a $2,000,000 ten-year loan. In addition to the $1,600,000 contribution, AHP agreed to pay up to $100,000 of legal and attorney fees related to the acquisition. Immediately after the contribution, Coachman's and Village Lake paid IBC the entire outstanding obligation due it, approximately $1,400,000, and a $200,000 fee to Wilson Securities Corp., a Wilson family owned entity.

The properties were appraised by an independent appraiser for an amount that exceeded the purchase price.

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 (In thousands)
	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

Bannister Apartments	$ 5,900	$ 410	$ 4,180	$ 868	$ 410	$ 5,048	$ 5,458	$ 4,015	11/30/76	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	2,057	162	2,677	380	162	3,057	3,219	2,476	5/18/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Fox Chase Apartments	6,151	745	7,014	267	745	7,281	8,026	2,889	3/31/87	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	4,560	205	4,765	1,266	205	6,031	6,236	4,580	10/30/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lancaster Apartments	3,961	484	4,292	263	484	4,555	5,039	2,140	12/31/85	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

New Forest Apartments	11,507	1,229	12,102	719	1,229	12,821	14,050	4,710	6/28/88	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Palmer Apartments	3,778	471	4,788	631	471	5,419	5,890	4,436	3/31/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 (In thousands)
	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
										Date
			Bldgs. &	Subsequent		Bldgs. &			Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total		Depreciation	or Acquired	Depreciable Life

Terrace Apartments	4,421	497	5,377	799	497	6,176	6,673		5,005	11/1/79	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Consolidated Properties	42,335	4,203	45,195	5,193	4,203	50,388	54,591		30,251

Reconciling items:
Step-up of asset basis upon
Consolidation of partnerships							13,914		3,141
Total Consolidated Properties	42,335	4,203	45,195	5,193	4,203	50,388	68,505	(1)	33,392	(1)

Unconsolidated Partnerships

Brookside Gardens Apartments	1,345	156	2,487	45	156	2,532	2,688		751	11/10/94	Bldg-40 Yrs
Garden Shared Housing										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	1,870	350	2,697	41	350	2,738	3,088		2,009	1/13/78	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	14,522	2,667	21,381	(4,974)	2,667	16,407	19,074		14,676	1/31/82	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Huntington Apartments	7,208	350	8,513	1,831	350	10,344	10,694		5,836	10/7/80	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,075	440	3,649	100	440	3,749	4,189		612	7/1/96	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 (In thousands)
	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Alturas Del Senorial	3,295	345	4,185	267	345	4,452	4,797	2,643	11/17/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Bayamon Gardens	8,524	1,153	12,050	651	1,153	12,701	13,854	7,152	7/6/81	Bldg-40 Yrs
Garden Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,725	900	10,742	727	900	11,469	12,369	6,496	3/20/81	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

De Diego	5,655	601	6,718	397	601	7,115	7,716	4,139	3/20/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Jardines De Caparra	4,271	546	5,719	1,263	546	6,982	7,528	4,080	4/1/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	8,340	543	10,436	951	543	11,387	11,930	7,006	5/1/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	9,701	731	11,172	834	731	12,006	12,737	7,069	1/30/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	2,377	313	3,525	967	313	4,492	4,805	3,071	12/10/74	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 (In thousands)
	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Santa Juana	6,291	509	6,748	374	509	7,122	7,631	4,185	2/8/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	4,941	466	5,954	436	466	6,390	6,856	3,769	12/6/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,382	992	14,017	678	992	14,695	15,687	7,545	3/15/83	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	1,460	354	2,508	598	354	3,106	3,460	1,580	12/30/83	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Unconsolidated Properties	99,982	11,416	132,501	5,186	11,416	137,687	149,103	82,619
Total Properties	$ 142,317	$ 15,619	$ 177,696	$ 10,379	$ 15,619	$ 188,075	$ 217,608	$ 116,011

(1) Operating properties shown on the Consolidated Balance Sheets includes real estate assets of $68,505,000, accumulated depreciation of $33,392,000, and other assets of $5,315,000.

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$ 166,520

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 AND 2001 (In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2000	$ 59,789	$ 153,037	$ 212,826
Additions for 2001:
Improvements	822	1,641	2,463
Deductions for 2001:
Dispositions	770	832	1,602
Real Estate at December 31, 2001	59,841	153,846	213,687
Additions for 2002:
Improvements	675	987	1,662
Acquisition (1)	8,393	-	8,393
Deductions for 2002:
Dispositions	404	378	782
Reclassed to Consolidated Partnerships (1)		5,352	5,352
Real Estate at December 31, 2002	$ 68,505	$ 149,103	$ 217,608

Accumulated depreciation at December 31, 2000	$ 27,026	$ 79,871	$ 106,897
Additions for 2001:
Depreciation expense	1,753	4,008	5,761
Deductions for 2001:
Dispositions	771	772	1,543
Accumulated depreciation at December 31, 2001	28,008	83,107	111,115
Additions for 2002:
Depreciation expense	1,774	3,826	5,600
Acquisition (1)	4,015		4,015
Deductions for 2002:
Dispositions	405	377	782
Reclassed to Consolidated Partnerships (1)	-	3,937	3,937
Accumulated depreciation at December 31, 2002	$ 33,392	$ 82,619	$ 116,011

(1) On December 31, 2002, the Company purchased 100% of the limited partner interest in one partnership, adding to the 100% general partner interest already held by the Company. As a result, this partnership is fully consolidated and no longer accounted for under the equity method of accounting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In May 2002 the Board of Trustees of the Registrant, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged Ernst & Young LLP ("E&Y") to serve as the Registrant's independent public accountants for the fiscal year ended December 31, 2002. As discussed in the Registrant's Form 8-K dated May 15, 2002, there were no disagreements with or reportable events concerning Arthur Andersen, and the Registrant had not engaged E&Y in any consultation.

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

The information required by this Item with respect to trustees is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2003.

The executive officers of the Company as of December 31, 2002 are as follows:
Name	Age	Position

J. Michael Wilson	37	Chairman and Chief Executive Officer
Edwin L. Kelly	61	President and Chief Operating Officer
Carlos R. Rodriguez	57	Executive Vice President
Cynthia L. Hedrick	50	Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Paul A. Resnik	55	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	56	Senior Vice President and Assistant Secretary
Jorge Garcia	64	Vice President
Richard E. Barnas	42	Vice President
Nancy M. Shambaugh	45	Vice President

The following is a brief account of the business experience during the past five years through December 31, 2002 of each officer:

J. Michael Wilson was appointed Chairman and Chief Executive Officer of the Company in July 1998. Prior to that date, he served as Vice Chairman, Secretary and Chief Financial Officer of the predecessor company. He has been President and Chief Operating Officer of Interstate Business Corporation ("IBC") since 1994. He has been President of Wilson Securities Corporation since March 1996.

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

Cynthia L. Hedrick was appointed Senior Vice President, Chief Financial Officer and Secretary/Treasurer of the Company in June 2002 after serving as Vice President of the Company since November 1998. Prior to that date, she served as Vice President of the predecessor company.

Paul A. Resnik was appointed Senior Vice President of the Company in July 1998. He served as Senior Vice President of the predecessor company from 1993-1998.

Eduardo Cruz Ocasio was appointed Senior Vice President of the Company in June 2002 after serving as Vice President and Assistant Secretary of the Company since July 1998. Prior to that date, he served in various capacities with the predecessor company.

Jorge Garcia was appointed Vice President of the Company in June 2002. He has been Vice President of IGP since January 1999. He served as Vice President and General Manager of Fountainebleu Plaza, S.E., a real estate development firm, from January 1994 to December 1998.

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

The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2003.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to "Share Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2003.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2003.
ITEM 14.	CONTROLS AND PROCEDURES

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Community Properties Trust are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

2. Financial Statement Schedules

The following financial statement schedules are contained herein:

Report of Independent Public Accountants

Schedule III -- Real Estate and Accumulated Depreciation

3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

2.1	Form of Restructuring Agreement dated as of August 21, 1998 between the Company and Interstate General Company L.P. ("IGC")	Exhibit 2 to Registration Statement on Form S-11 No. 333-58835 of the Company ("Form S-11")
2.2	Subscription Agreement between Coachman's and American Housing	Exhibit 2.1 to Form 8-K dated January 23, 2003
2.3	Assignment and Transfer of Limited Partnership Interest (Coachman's)	Exhibit 2.2 to Form 8-K dated January 23, 2003
2.4	Subscription Agreement between Village Lake and American Housing	Exhibit 2.3 to Form 8-K dated January 23, 2003

2.5	Assignment and Transfer of Limited Partnership Interest (Village Lake)	Exhibit 2.4 to Form 8-K dated January 23, 2003
3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Bylaws of the Company	Exhibit 3.2 to Form S-11
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated August 25, 1998, between the Company and Paul A. Resnik	Exhibit 10.3 to Form S-11
10.3	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson	Exhibit 10.4 to Form S-11
10.4	Employees' Share Incentive Plan	Exhibit 10.5 to Form S-11
10.5	Trustee's Share Incentive Plan	Exhibit 10.6 to Form S-11
10.6	Housing Management Agreement, dated May 12, 1994, between IGC and Capital Park Associates	Exhibit 10.7 to Form S-11
10.7	Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated October 29, 2002	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002
10.8	Housing Management Agreement, dated January 1, 1987, between IGC and Chastleton Apartments Associates	Exhibit 10.8 to Form S-11
10.9	Housing Management Agreement, dated September 30, 1983, between IGC and G.L. Limited Partnership	Exhibit 10.9 to Form S-11
10.10	Master Loan Agreement dated as of August 1, 1997 by and among Interstate General Company L.P. and American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners IV, Ltd.	Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 1998
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

Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
10.13	Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998
10.14	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998	Filed herewith
10.15	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002	Exhibit 10.15 to 2001 Form 10-K
10.16	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001	Exhibit 10.15 to 2000 Form 10-K
10.17	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001	Exhibit 10.16 to 2000 Form 10-K
10.18	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001	Exhibit 10.17 to 2000 Form 10-K
10.19	Non-Interest Bearing Cash Flow Note as of June 6, 2001 between Land Development Associates, S.E. and Interstate General Company L.P.	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
10.20	Letter Agreement between Land Development Associates, S.E. and FirstBank dated July 13, 2001	Exhibit 10.20 to 2001 Form 10-K
10.21	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.21 to 2001 Form 10-K
10.22	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.22 to 2001 Form 10-K
10.23	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: Equus)	Exhibit 10.23 to 2001 Form 10-K

10.24	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: IGC)	Exhibit 10.24 to 2001 Form 10-K
10.25

Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.26	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.27	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.28	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.29	Joint Venture Agreement for St. Charles Active Adult Community	Filed herewith
10.30	Assignment and Assumption of Lease dated September 1, 2000 by and between Interstate General Company L.P. and American Rental Management Company	Filed herewith
10.31	Lease Amendment V dated September 1, 2000 between Smallwood Village Associates and American Rental Management Company	Filed herewith
10.32	Lease Amendment VI dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Filed herewith
10.33	Lease Amendment VII dated February 28, 2003 between Smallwood Village Associates and American Rental Management Company	Filed herewith
10.34	Lease Amendment II dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Filed herewith
10.35	Office Lease Agreement dated September 24, 1997 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E. ..	Filed herewith
10.36	Amendment to Lease Agreement dated February 13, 2002 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Filed herewith

10.37	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Filed herewith
10.38	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Filed herewith
10.39	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Filed herewith
10.40	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Filed herewith
10.41	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Filed herewith
10.42	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Filed herewith
10.43	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551
(b)	Reports on Form 8-K Form 8-K dated January 23, 2003
(c)	Exhibits See (a) 2, above.
(d)	Financial Statement Schedules See (a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 28, 2003	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: March 28, 2003	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Senior Vice President and Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee	March 28, 2003
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 25, 2003
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 25, 2003
/s/ T. Michael Scott T. Michael Scott	Trustee	March 25, 2003
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 25, 2003
/s/ Thomas S. Condit Thomas S. Condit	Trustee	March 25, 2003
/s/ Cynthia L. Hedrick Cynthia L. Hedrick	Principal Accounting Officer	March 28, 2003

CERTIFICATION

I, J. Michael Wilson, certify that:

1. I have reviewed this annual report on Form 10-K of American Community Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ J. Michael Wilson
J. Michael Wilson
Chairman and Chief Executive Officer

CERTIFICATION

I, Cynthia L. Hedrick, certify that:

1. I have reviewed this annual report on Form 10-K of American Community Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Senior Vice President and Chief Financial Officer