Form 10-Q
period 2003-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2003-05-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
INDEX

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, (In thousands, except per share amounts) (Unaudited)

	2003	2002

Revenues
Community development-land sales	$ 462	$ 1,436
Homebuilding-home sales	2,924	-
Equity in earnings from partnerships and developer fees	379	454
Rental property revenues	3,628	2,619
Management and other fees, substantially all from related entities	845	791
Reimbursement of expenses related to managed entities	1,697	1,554
Interest and other income	85	169
Total revenues	10,020	7,023

Expenses
Cost of land sales	465	1,052
Selling and marketing	35	21
Cost of home sales	2,349	-
Rental properties expenses:
Operating	1,565	1,077
Interest	782	541
Depreciation and amortization	572	422
Expenses reimbursed from managed entities	1,697	1,554
General and administrative	1,725	1,837
Interest expense-other	104	217
Depreciation and amortization-other	55	55
Total expenses	9,349	6,776

Income before provision for income taxes and minority interest	671	247
Provision for income taxes	209	169

Income before minority interest	462	78
Minority interest	(70)	(73)

Net income	$ 392	$ 5
Basic and diluted net income per share	$ 0.08	$ 0.00
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,206	5,253

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 6,206	$ 10,673
Restricted	1,288	877
	7,494	11,550
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$37,881 and $33,392, respectively	51,462	40,428
Investment in unconsolidated apartment partnerships, net of
deferred income of $77 and $103, respectively	4,904	4,813
Investment in unconsolidated commercial property partnerships	5,046	5,035
Other receivables, net of reserves of $175 and $175, respectively	1,499	1,176
	62,911	51,452
Assets Related to Community Development
Land and development costs
Puerto Rico	28,985	28,694
St. Charles, Maryland	26,047	25,671
Notes receivable on lot sales and other	108	454
	55,140	54,819
Assets Related to Homebuilding
Homebuilding construction and land	14,175	13,891
Other Assets
Receivables and other	2,620	2,837
Property, plant and equipment, less accumulated depreciation
of $2,043 and $1,987, respectively	568	550
	3,188	3,387
Total Assets	$ 142,908	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Liabilities Related to Investment Properties
Recourse debt	$ 1,991	$ -
Non-recourse debt	54,372	42,335
Accounts payable, accrued liabilities and deferred income	4,120	4,013
	60,483	46,348

Liabilities Related to Community Development
Recourse debt	27,559	32,052
Accounts payable, accrued liabilities and deferred income	2,583	2,675
	30,142	34,727

Liabilities Related to Homebuilding
Recourse debt	10,692	11,154
Accounts payable and accrued liabilities	2,221	1,955
	12,913	13,109

Other Liabilities
Accounts payable and accrued liabilities	2,126	2,066
Notes payable and capital leases	396	448
Accrued income tax liability-current	2,920	2,733
Accrued income tax liability-deferred	2,837	2,815
	8,279	8,062
Total Liabilities	111,817	102,246

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding	52	52
Treasury stock, 17,359 shares at cost, $5	(87)	(87)
Additional paid-in capital	16,200	18,354
Retained earnings	14,926	14,534
Total Shareholders' Equity	31,091	32,853

Total Liabilities and Shareholders' Equity	$ 142,908	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net income	$ 392	$ 5
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	627	477
Provision for deferred income taxes	22	37
Equity in earnings-unconsolidated apartment partnerships and developer fees	(232)	(271)
Distributions-unconsolidated apartment partnerships	208	111
Equity in earnings-unconsolidated commercial property partnerships	(147)	(183)
Distributions-unconsolidated commercial property partnerships	136	151
Cost of sales-community development	465	1,052
Cost of sales-homebuilding	2,349	-
Homebuilding construction expenditures	(2,633)	(2,248)
Changes in notes and accounts receivable	105	(104)
Changes in accounts payable, accrued liabilities and deferred income	305	(725)
Net cash provided by (used in) operating activities	1,597	(1,698)

Cash Flows from Investing Activities
Investment in land development	(1,132)	(1,418)
Change in investments-unconsolidated apartment partnerships	(67)	(37)
Change in restricted cash	(411)	98
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	(1,700)	-
Dispositions of (additions to) rental operating properties, net	393	(383)
Dispositions of other assets	62	95
Net cash used in investing activities	(2,855)	(1,645)

Cash Flows from Financing Activities
Cash proceeds from debt financing	4,639	2,975
Payment of debt	(7,848)	(1,538)
Net cash (used in) provided by financing activities	(3,209)	1,437

Net Decrease in Cash and Cash Equivalents	(4,467)	(1,906)
Cash and Cash Equivalents, Beginning of Year	10,673	4,871
Cash and Cash Equivalents, March 31,	$ 6,206	$ 2,965

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)
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

The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three months ended March 31, 2003 and 2002 to reflect dilutive potential common shares related to outstanding warrants.

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF Topic D-0114, "Income Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002, the Company has presented these reimbursements as revenues.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. In the opinion of management, these unaudited financial statements reflect all adjustments necessary to a fair statement of results for the interim periods presented. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

The following information summarizes financial data and principal activities of unconsolidated partnerships, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial property, ELI, S.E.
	Apartment	Commercial
	Properties	Properties	Total
	(in thousands)
Summary Financial Position:
Total Assets
March 31, 2003	$ 82,400	$ 29,287	$ 111,687
December 31, 2002	83,193	28,798	111,991
Total Non-Recourse Debt
March 31, 2003	99,919	25,415	125,334
December 31, 2002	100,562	25,415	125,977
Total Other Liabilities
March 31, 2003	10,959	443	11,402
December 31, 2002	11,009	65	11,074
Total (Deficit) Equity
March 31, 2003	(28,478)	3,429	(25,049)
December 31, 2002	(28,378)	3,318	(25,060)
Company's Investment
March 31, 2003	4,904	5,046	9,950
December 31, 2002	4,813	5,035	9,848

	Apartment	Commercial
	Properties	Properties	Total
	(in thousands)
Summary of Operations:
Total Revenue
Three Months Ended March 31, 2003	6,900	918	7,818
Three Months Ended March 31, 2002	6,988	897	7,885
Net Income
Three Months Ended March 31, 2003	281	412	693
Three Months Ended March 31, 2002	609	404	1,013
Company's recognition of equity in earnings and developer fees
Three Months Ended March 31, 2003	232	147	379
Three Months Ended March 31, 2002	271	183	454

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2003	1,641	864	2,505
Three Months Ended March 31, 2002	1,709	828	2,537
Company's share of cash flows from operating activities
Three Months Ended March 31, 2003	489	391	880
Three Months Ended March 31, 2002	627	375	1,002
Operating cash distributions
Three Months Ended March 31, 2003	381	301	682
Three Months Ended March 31, 2002	333	329	662
Company's share of operating cash distributions
Three Months Ended March 31, 2003	208	136	344
Three Months Ended March 31, 2002	111	151	262

The unconsolidated apartment partnerships as of March 31, 2003 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Prior to the Company's acquisition of the 95% limited partnership interest in Bannister Associates Limited Partnership ("Bannister") on December 31, 2002, the operations of Bannister were included above under the equity method of accounting. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2003 and December 31, 2002 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	March 31,	December 31,
	From/To	From/To	2003	2002
Related to community development:
Recourse debt	06-30-03/	Non-interest	$ 27,559	$ 32,052
	02-15-06	Bearing/P+1.25%

Related to homebuilding:
Recourse debt	07-31-04	P	10,692	11,154

Related to investment properties:
Recourse debt	01-23-13	P+1.25%	1,991	-
Non-recourse debt	01-01-05/	6%/7.85%	54,372	42,335
	01-01-34
General:
Recourse debt	Demand/	Non-interest	396	448
	01-10-08	bearing/18.5%
Total debt			$ 95,010	$ 85,989
    "P" = Prime lending interest rate.

As of March 31, 2003, the $27,559,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. The non-recourse investment properties debt is collateralized by apartment projects and guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,432,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%. The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of March 31, 2003 the Company is in compliance with the provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, ACPT is guarantor of $6,911,000 of letters of credit and surety bonds for land development completion, substantially all are for the benefit of the Charles County Commissioners.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

Two apartment properties, owned by separate unconsolidated partnerships, were refinanced with loans that mature concurrently with the housing assistance payment contracts in 2005 or as extended. These refinancings lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. The Company guaranteed these loans up to 50% of the outstanding principal balance and accrued interest. The aggregate loan amount subject to the Company's guarantee at March 31, 2003 is $7,511,000.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT's consolidated financial statements. As of March 31, 2003, ACPT has guaranteed $38,933,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $11,173,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $18,840,000 of its subsidiaries' outstanding debt. LDA guaranteed $10,692,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $11,173,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $10,230,000 of outstanding debt owed by ALD and American Housing Properties L.P. ("AHP"). These guarantees should not impair the individual entity's ability to conduct business or to pursue its development plans.

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

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During the month of 2003, the insurance company's lawyer will have several depositions with the experts of both parties. The Court scheduled an interlocutory hearing in April 2003 and a status conference in May 2003.

On May 13, 2002, Antonio Santiago Rodriguez, et als filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI, S.E. to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. The claim is in the discovery of evidence stage.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of ACPT.

(6)	RELATED PARTY TRANSACTIONS

ACPT and certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2003	2002
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 467	$ 444
Affiliates of James Michael Wilson, CEO and Trustee		178	222
		$ 645	$ 666
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 12	$ 12

General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 96	$ 94
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	(6)	-
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		58	55
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		(3)	(1)
IGC	(B4)	(5)	(6)
James J. Wilson, IGC chairman and director	(B3)	50	50
Thomas J. Shafer, Trustee	(B5)	11	12
		$ 201	$ 204

BALANCE SHEET IMPACT:		Balance	Balance
		March 31,	December 31,
		2003	2002
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners		$ 911	$ 1,018
Affiliates of James Michael Wilson, CEO and Trustee		304	218
		$ 1,215	$ 1,236
Other Assets
Receivables-All unsecured and due on demand
Affiliate of James Michael Wilson, CEO and Trustee	(B4)	$ 37	$ 45
IGC	(B4)	179	174
IBC		6	9
		$ 222	$ 228
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)	$ 6,248	$ 6,248

(A) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. Generally, these receivable balances are reserved until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

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

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from Land Development Associates S.E. ("LDA"), a subsidiary of the Company, payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales was to be used to make principal payments on the note, and (2) the note became non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ("KEMBT"), wholly owned by Wilson Securities Corporation. The note was then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ("FirstBank").

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

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, payments are made to IGC.

(4)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis. Currently the Company is providing minimal support services to IGC. The receivables for these services and similar services provided in the past to Equus Gaming Company L.P. are guaranteed by Interstate Business Corporation ("IBC").

(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

Acquisition

On January 23, 2003, AHP, a wholly owned subsidiary of the Company, completed its acquisition of a 95% ownership interest in two partnerships that own 226 apartment units. AHP contributed a total of $1,600,000 to Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake"), both Maryland limited partnerships, in exchange for a 10% general partner and an 85% limited partner interest in both partnerships. Interstate Business Corporation ("IBC") retained the remaining 5% general partner interest. IBC is owned by the James J. Wilson Family, beneficial owners of 52% of ACPT's outstanding shares. J. Michael Wilson serves as ACPT's Chairman of the Board and Chief Executive Officer. American Rental Management Company, a wholly owned subsidiary of ACPT, has and will continue to manage these properties.

The purchase price was negotiated based on a combined purchase of the two properties and supported by third party appraisals on both properties. AHP financed the acquisition through a $2,000,000 ten-year loan. In addition to the $1,600,000 contribution, AHP agreed to pay up to $100,000 of legal and attorney fees related to this acquisition. Immediately after the contribution, Coachman's and Village Lake paid IBC the construction and operating advances outstanding of approximately $1,420,000 and a $181,000 fee to Wilson Securities Corp., a Wilson Family owned entity. The existing debt on the properties of $12,239,000 remained in place. The book values of the partnerships were carried over to the Company at historical cost basis due to common control of the Company and partnerships.

(7)	SEGMENT INFORMATION

The U.S. operations and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2003:

Total revenues	$ 5,183	$ 4,994	$ (157)	$ 10,020
Interest income	40	143	(153)	30
Interest expense	960	56	(130)	886
Depreciation and amortization	602	25	-	627
Income tax provision-current	97	90	-	187
Income tax (benefit) provision-deferred	(92)	114	-	22
Income before income taxes and minority interest	(25)	719	(23)	671
Net income	(100)	515	(23)	392
Total assets	89,236	68,381	(14,709)	142,908
Additions to long lived assets	2,133	306	-	2,439

2002:

Total revenues	$ 5,204	$ 1,978	$ (159)	$ 7,023
Interest income	42	225	(159)	108
Interest expense	731	163	(136)	758
Depreciation and amortization	449	28	-	477
Income tax provision-current	132	-	-	132
Income tax provision (benefit)-deferred	82	(45)	-	37
Income before income taxes and minority interest	421	(151)	(23)	247
Net income	134	(106)	(23)	5
Total assets	71,863	65,942	(13,011)	124,794
Additions to long lived assets	1,420	381	-	1,801

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 2003 and 2002
U.S. Operations
			Increase
	Three Months Ended		(Decrease)
	March 31,		2003/
	2003	2002	2002
	(in thousands)
Community development:
Land sales revenue	$ 462	$ 1,436	-68%
Cost of sales	450	1,034	-56%
Gross profit	12	402	-
Gross profit margin	3%	28%	-91%
Consolidated apartments:
Rental Revenue	3,628	2,619	39%
Operating expenses	1,565	1,077	45%
Interest expense	782	541	45%
Depreciation and amortization	572	422	36%
Minority interest	67	70	-4%
Operating margin	642	509	26%
Unconsolidated investments:
Equity in earnings from partnerships	89	106	-16%
Sponsor and developer fees	-	47	-100%
Operating margin	89	153	-42%
Management and other fees	330	319	3%
Interest and other income	5	6	-17%
General, administrative, selling and marketing expense	1,001	857	17%
Interest expense	62	68	-9%
Other expense	33	30	10%
Pretax (loss) income	(18)	434	-104%
Provision for income taxes	5	214	-98%
Net (loss) income	$ (23)	$ 220	-110%
Effective tax rate	-28%	49%	-

Community Development - U.S. Operations:

Land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement. The residential lots are sold to homebuilders in bulk pursuant the terms of options contracts that are secured by letters of credit. The sale is closed on a lot by lot basis when the builder purchases the lot. Residential lots can vary in size and location resulting in pricing differences. Gross profit margins of residential lots are fairly consistent within any given village in St. Charles. Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales decreased $974,000 to $462,000 during the three months ended March 31, 2003, compared to sales of $1,436,000 during the three months ended March 31, 2002. During the first quarter of 2003, we sold 8 standard size single family lots for an average sales price of $58,000, compared to 3 standard size single family lots for an average sales price of $54,000, 15 small single family lots for an average sales price of $43,000, 10 townhome lots for an average price of $35,000, 6 acres of commercial land for an average sales price of $1.22 per square foot during the first quarter 2002. The sales prices of the standard single family lot increased 7% during the first quarter of 2003 compared to the same quarter of 2002. As of March 31, 2003 we had 8 fully developed single-family lots ready to deliver to builders and a backlog of 80 lots with an aggregate sales price of $4,677,000. Due to weather delays, the next phase of 73 lots are not expected to be ready for delivery before June. In addition we have 6.3668 acres of commercial land under contract for a total sales price of $889,348.

The gross profit for the three months ended March 31, 2003 decreased to 3% compared to 28% in the same period of 2002. The decrease was primarily attributable to the effect of less sales revenue to offset the stable period costs. The gross profit margins for the residential lots in Fairway increased 1.5% due to the increase in sales price in excess of the increase in expected costs.

Rental Property Revenues and Operating Results - U.S. Operations:

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Ten properties were consolidated during the quarter ended March 31, 2003 compared to seven for the same period in 2002. The consolidation of the additional three properties resulted from acquisitions of the controlling interest in Bannister, Village Lake and Coachman's. Five of the properties are market rent, although a portion of the units must be leased to tenants with low to moderate income. Three of the properties are subsidized by HUD and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The operating margin (rental property revenue net of operating expenses, interest expenses, depreciation and amortization and minority interest) from the consolidated apartment properties increased 26% to $642,000 for the three months ended March 31, 2003, compared to $509,000 in the same period in 2002. This increase is primarily due to an increase in the rental income in excess of the increase of expenses. The increase in revenues and expenses is primarily attributable to the consolidation of the three additional properties described above. In addition, during the first quarter of 2003, as compared to the same period of 2002, the gross potential rent of the fair market properties increased 6% to 10% due to favorable market conditions and the subsidized rents increased 1% to 3% as allowed by HUD. Operating expenses for the properties increased an average of 10% during the first quarter 2003, compared to the first quarter 2002, due to increased insurance costs, casualty loss due to fires, increased repairs and maintenance, and snow removal.

Equity in Earnings from Partnerships and Development Fees - U.S. Operations:

The results of our share of earnings from the partnerships that do not qualify for the consolidated method of accounting are reflected in this section. The affect on earnings varies from partnership to partnership, depending on our investment book basis in the property, where the partnership is in the earning stream, whether or not the limited partners have recovered their capital contribution, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

In the first quarter of 2003, we recognized a 42% decrease in income from the unconsolidated properties compared to the first quarter of 2002. The decrease is primarily attributable to the combined effect of reduced developer fees of $47,000 and the reduction in earnings from the partnerships of $89,000, as compared to $107,000 in the same quarter of 2002. The deferred developer fee of one partnership was fully amortized during 2002. The earnings from the unconsolidated partnerships were less in 2003 due to the December 31, 2002 purchase of the limited partners interest in a partnership that is fully consolidated in 2003.

Management and Other Fees - U.S. Operations:

We earn a monthly fee from the apartment properties we manage, including three properties owned by or is an affiliate of the Wilson Family. In addition, we receive a fee from these properties and the properties in Puerto Rico for the use of the property management computer system purchased at the end of 2001, as well as a fee for vehicles purchased by the Company for the properties. The cost of the computer system and vehicles are reflected in depreciation expense. Only the fees from the properties that are not consolidated are reflected in this section.

The management and other fees increased 3% to $330,000 in the first three months of 2003, compared to $319,000 in the same period of 2002. This increase is primarily due to fees earned from the property management computer system and vehicles in the first quarter of 2003 compared to the first quarter of 2002, offset in part by the elimination of management fees earned from three partnerships that qualified for consolidation method of accounting in the first quarter of 2003, compared to the equity method during the first quarter of 2002.

Selling, General and Administrative Expenses - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as the corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. The cost and reimbursement of these costs are not included in general and administrative expenses.

Selling, general and administrative costs incurred in the U.S. increased 17%, to $1,001,000 for the three months ended March 31, 2003, compared to $857,000 for the same period of 2002. The increase is primarily attributable to the allocation of corporate overhead incurred at the executive office to the Puerto Rico operations. Effective January 1, 2003, we no longer allocate these expenses to the Puerto Rico operations for reporting and management purposes. On a comparable basis, the selling, general and administrative costs incurred in the U.S. decreased by $48,000, or 4%, in the first quarter of 2003 compared to the same period in 2002. This decrease is primarily attributable to the effect of a reduction in the Company's share price on outstanding share incentive rights.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense decreased 9%, to $62,000 for the three months ended March 31, 2003, compared to $68,000 for the three months ended March 31, 2002. The decrease is attributable to a $2,958,000 decrease in outstanding debt during the first three months of 2003 compared to the first three months of 2002.

Provision for Income Taxes - U.S. Operations:

The effective tax rate for the first quarter of 2003 and 2002 are -28% and 49%, respectively. The federal and state statutory rate is 39%. The primary difference between the statutory rate and the effective rate for 2003 is related to the distortion of the rate calculated on a small loss whereby small book to tax differences can produce a disproportionate increase or decrease on the effective tax rate.
Puerto Rico Operations
			Increase
	Three Months Ended		(Decrease)
	March 31,		2003/
	2003	2002	2002
	(in thousands)
Community development:
Cost of sales	$ 15	$ 18	-17%
Gross profit	(15)	(18)	-
Gross profit margin	-	-	n/a
Homebuilding:
Home sales revenue	2,924	-	-
Cost of sales	2,349	-	-
Gross profit	575	-	-
Gross profit margin	20%	-	-
Unconsolidated investments:
Equity in earnings from partnerships	264	278	-5%
Sponsor and developer fees	26	23	13%
Operating margin	290	301	-4%
Management and other fees	515	472	9%
Interest and other income	80	163	-51%
General, administrative, selling and marketing expense	759	1,001	-24%
Interest expense	42	149	-72%
Other expense	25	28	-11%
Pretax income (loss)	619	(260)	338%
Provision for income taxes	204	(45)	553%
Net income (loss)	$ 415	$ (215)	293%
Effective tax rate	33%	17%	-

Community Development - Puerto Rico Operations:

There was no community development land sales revenue during the first three months ended March 31, 2003 and 2002. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature. We expect to retain the next residential parcel to continue our homebuilding operations and do not anticipate a residential land sale in 2003.

Homebuilding - Puerto Rico Operations:

A 208-unit condominium complex known as Brisas de Parque Escorial is under construction and the sales started in September 2002. The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.

During the first three months of 2003, seventeen units were closed generating $2,924,000 of sales revenue. As of March 31, 2003, forty-nine units were under contracts with an average sales price of $173,000. These sales are each backed by a $4,000 deposit and non-contingent sales contract. The gross profit for the period was 20%. There were no sales during the same period of 2002.

Equity in Earnings from Partnerships and Development Fees - Puerto Rico Operations:

Equity in earnings decreased 4% to $290,000 during the first three months of 2003, as compared to $301,000 during the first three months of 2002. The decrease was primarily due to the reduction of $36,000 in the recognition of our share of earnings from the commercial property. This decrease was offset in part since we did not have a loss on liquidation of a partnership in 2003 to compare to the $55,000 recorded in the first quarter of 2002.

Management and Other Fees - Puerto Rico Operations:

Management and other fees increased by 9% to $515,000 during the three months ended March 31, 2003, as compared to $472,000 for the three months ended March 31, 2002. The increase is primarily attributable to the recognition of deferred refinancing fees. The refinancing fees were generated in 2002 in conjunction with the refinancing of two properties. The fees were collected but deferred. The partnerships capitalized the fees which are amortized over the life of the loans. We are recognizing the income as the fees are amortized. Our share of equity in earnings reflect the amortization of the expense. This increase was offset in part by a reduction in management fees from commercial properties of $8,000, due to an increase of vacant space.

Interest Expense - Puerto Rico Operations:

Interest expense decreased 72% to $42,000 during the first three months of 2003, as compared to $149,000 for the three months ended March 31, 2002. The decrease is primarily attributable to an increase in the amount of interest eligible for capitalization, and reduction in outstanding debt during the first quarter of 2003, compared to the same quarter of 2002. During 2003, $42,000 was expensed and $276,000 was capitalized. During the same period in 2002, $149,000 was expensed and $212,000 was capitalized.

Selling, Marketing and General and Administrative Expenses - Puerto Rico Operations:

General and administrative expenses decreased 24% to $759,000 during the first three months ended March 31, 2003, as compared to $1,001,000 for the same period of 2002. The decrease is primarily attributable to the executive office no longer allocating corporate expenses to the Puerto Rico operations effective January 1, 2003. During the first quarter of 2002, $192,000 of corporate expenses was allocated to the Puerto Rico operations.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rate for the first quarter of 2003 and 2002 are 33% and 17%, respectively. The statutory rate is 29%. The increase in 2003 is related to the land profit on the Brisas sales, which is also subject to federal taxation without receiving the benefit of a foreign tax credit.

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

Operating activities produced $1,597,000 of cash flow in the first quarter of 2003, and used $1,698,000 in the first quarter of 2002. The results of operations are discussed in the OPERATIONS section.

Capital Spending and Development

In the first quarter of 2003, net cash used in investing activities reached $2,855,000, a 74% increase from the same period in 2002. This increase is primarily attributable to the purchase of a 95% ownership interest in two market rate apartment properties in St. Charles in January 2003 that were previously owned by the Wilson Family. The accounts of the two partnerships were carried over at historical cost basis increasing the operating properties, net of accumulated depreciation by $11,023,000, non-recourse debt by $12,230,000, other asset net of other liabilities of $762,000 and a decrease in owners equity by $2,154,000.

Financing Activities

In the first quarter 2003, $3,209,000 was used for net financing activities compared to $1,437,000 provided by financing activities during the same quarter in 2002. During the first quarter of 2003, we made $7,848,000 of debt curtailments compared to $4,639,000 of advances. In 2003, the Banco Popular loan was paid down to $1,900,000 and extended until February 2004 and a $2,000,000 loan was obtained to provide funds for the acquisition of a 95% partnership interest in two apartment properties in St. Charles, Maryland. In addition, the construction loan for the Brisas project was extended to July 31, 2004.

The following chart reflects our contractual financial obligations as of March 31, 2003:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community
development and homebuilding	$ 40,243	$ 22,376	$ 16,052	$ 136	$ 1,679
Non-recourse debt-apartment properties	54,372	847	8,836	2,334	42,355
Capital lease obligations	312	151	161	-	-
Operating lease obligations	1,869	445	764	392	268
Other	84	25	54	5	-
Total contractual cash obligations	$ 96,880	$ 23,844	$ 25,867	$ 2,867	$ 44,302

On June 30, 2003, LDA's land loans due to FirstBank with an aggregate outstanding balance of $11,173,000 mature. These loans make up the primary development facility for Parque Escorial and historically have been extended upon formal request. We anticipate that these loans will be extended prior to maturity. The collateral has sufficient value to support the loan. Should the lender decide not to extend the loan, two other financial institutions have requested opportunities to provide us with financing, although there are no assurances that this will be completed. This credit facility has $1,492,000 of available development funds that have not been advanced. The maturity date of the $6,248,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. These loans are subject to cross-collateral and cross-default provisions.

The construction loan for the Brisas homebuilding project matures on July 31, 2004. Construction advances of $6,967,000 remain available under this credit facility.

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

During 2003, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, an office building in Parque Escorial and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that they will be completed.

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

As of March 31, 2003 there have been no material changes in the Company's financial market risk since December 31, 2002 as reported in the Company's Annual Report on Form 10-K.

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
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes in the Company's legal proceedings reported in the Company's Annual Report on Form 10-K.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6(a).	EXHIBITS

Exhibit Number and Description

2.1	Subscription Agreement between Coachman's and AHP	Incorporated by reference to the same numbered exhibit to the Company's Form 8-K dated February 14, 2003
2.2	Assignment and Transfer of Limited Partnership Interest	Incorporated by reference to the same numbered exhibit to the Company's Form 8-K dated February 14, 2003
2.3	Subscription Agreement between Village Lake and AHP	Incorporated by reference to the same numbered exhibit to the Company's Form 8-K dated February 14, 2003

2.4	Assignment and Transfer of Limited Partnership Interest	Incorporated by reference to the same numbered exhibit to the Company's Form 8-K dated February 14, 2003
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551

ITEM 6(b).	REPORTS ON FORM 8-K

Form 8-K dated February 14, 2003 (Items 2 and 7).
Form 8-K dated March 31, 2003 (Item 9).
Form 8-K dated April 1, 2003 (Items 7 and 9).
Form 8-K/A dated April 8, 2003 (Item 7). Contains the following financial statements:
Village Lake Apartments Limited Partnership
Report of Independent Auditors Statements of Revenues and Certain Expenses for the Years ended December 31, 2002, 2001 and 2000 Notes to Statements of Revenues and Certain Expenses
Coachman's Limited Partnership
Report of Independent Auditors Statements of Revenues and Certain Expenses for the Years ended December 31, 2002, 2001 and 2000 Notes to Statements of Revenues and Certain Expenses
American Community Properties Trust
Estimated Taxable Operating Results and Estimated Cash To Be Made Available By Operations

Pro Forma Financial Information:
American Community Properties Trust (Unaudited)
Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2002 Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 13, 2003	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 13, 2003	By:	/s/ Cynthia L. Hedrick
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
Date:	May 13, 2003	/s/ J. Michael Wilson
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

Date:	May 13, 2003	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick
Chief Financial Officer