Form 10-Q
period 2003-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2003-08-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

	2003	2002

Revenues
Community development-land sales	$ 1,315	$ 4,687
Homebuilding-home sales	10,214	-
Equity in earnings from partnerships and developer fees	1,461	985
Rental property revenues	7,649	5,358
Management and other fees, substantially all from related entities	1,704	1,559
Reimbursement of expenses related to managed entities	3,244	3,075
Interest and other income	161	379
Total revenues	25,748	16,043

Expenses
Cost of land sales	1,295	3,271
Cost of home sales	8,127	-
Rental properties expenses:
Operating	3,341	2,258
Interest	1,642	1,079
Depreciation and amortization	1,195	843
Expenses reimbursed from managed entities	3,244	3,075
General and administrative	3,309	3,283
Selling and marketing	75	36
Interest expense-other	215	330
Depreciation and amortization-other	105	107
Total expenses	22,548	14,282

Income before provision for income taxes and minority interest	3,200	1,761
Provision for income taxes	995	1,008

Income before minority interest	2,205	753
Minority interest	(126)	(138)
Net income	$ 2,079	$ 615
Basic and fully diluted net income per share	$ 0.40	$ 0.12
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,205	5,231

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2003	2002

Revenues
Community development-land sales	$ 853	$ 3,251
Homebuilding-home sales	7,290	-
Equity in earnings from partnerships and developer fees	1,082	531
Rental property revenues	4,021	2,739
Management and other fees, substantially all from related entities	859	768
Reimbursement of expenses related to managed entities	1,547	1,521
Interest and other income	75	210
Total revenues	15,727	9,020

Expenses
Cost of land sales	830	2,219
Cost of home sales	5,778	-
Rental properties expenses:
Operating	1,776	1,181
Interest	859	538
Depreciation and amortization	623	421
Expenses reimbursed from managed entities	1,547	1,521
General and administrative	1,584	1,446
Selling and marketing	40	15
Interest expense-other	111	113
Depreciation and amortization-other	50	52
Total expenses	13,198	7,506

Income before provision for income taxes and minority interest	2,529	1,514
Provision for income taxes	786	839

Income before minority interest	1,743	675
Minority interest	(56)	(65)
Net income	$ 1,687	$ 610
Basic and fully diluted net income per share	$ 0.32	$ 0.12
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,205	5,210

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 8,332	$ 10,673
Restricted	1,181	877
	9,513	11,550

Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$38,512 and $33,392, respectively	51,984	40,428
Investment in unconsolidated apartment partnerships, net of
deferred income of $51 and $103, respectively	4,687	4,813
Investment in unconsolidated commercial property partnerships	5,040	5,035
Other receivables, net of reserves of $313 and $308, respectively	1,843	1,336
	63,554	51,612

Assets Related to Community Development
Land and development costs
Puerto Rico	29,265	28,694
St. Charles, Maryland	26,243	25,671
Notes receivable on lot sales and other	283	454
	55,791	54,819

Assets Related to Homebuilding
Homebuilding construction and land	11,361	13,891

Other Assets
Receivables and other	2,279	2,677
Property, plant and equipment, less accumulated depreciation
of $2,081 and $1,987, respectively	623	550
	2,902	3,227
Total Assets	$ 143,121	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,978	$ -
Non-recourse debt	57,558	42,335
Accounts payable, accrued liabilities and deferred income	4,076	4,013
	63,612	46,348

Liabilities Related to Community Development
Recourse debt	27,689	32,052
Accounts payable, accrued liabilities and deferred income	2,657	2,675
	30,346	34,727

Liabilities Related to Homebuilding
Recourse debt	7,070	11,154
Accounts payable and accrued liabilities	1,982	1,955
	9,052	13,109

Other Liabilities
Accounts payable and accrued liabilities	2,197	2,066
Notes payable and capital leases	366	448
Accrued income tax liability-current	2,680	2,733
Accrued income tax liability-deferred	2,478	2,815
	7,721	8,062
Total Liabilities	110,731	102,246

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
June 30, 2003 and December 31, 2002	52	52
Treasury stock, at cost	(376)	(87)
Additional paid-in capital	16,101	18,354
Retained earnings	16,613	14,534
Total Shareholders' Equity	32,390	32,853

Total Liabilities and Shareholders' Equity	$ 143,121	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2002 (Audited)	5,192	$ 52	$ (87)	$ 18,354	$ 14,534	$ 32,853
Net income	-	-	-	-	392	392
Acquisition of rental properties
from a related party (Note 6)	-	-	-	(2,153)	-	(2,153)
Balance March 31, 2003 (Unaudited)	5,192	52	(87)	16,201	14,926	31,092
Net income	-	-	-	-	1,687	1,687
Repurchase warrants on
112,500 shares	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables	-	-	(289)	-	-	(289)
Balance June 30, 2003 (Unaudited)	5,192	52	$ (376)	$ 16,101	$ 16,613	$ 32,390

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net income	$ 2,079	$ 615
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,300	950
(Benefit) provision for deferred income taxes	(337)	732
Equity in earnings-unconsolidated apartment partnerships and developer fees	(1,170)	(609)
Distributions-unconsolidated apartment partnerships	1,182	254
Equity in earnings-unconsolidated commercial property partnerships	(291)	(376)
Distributions-unconsolidated commercial property partnerships	286	306
Cost of sales-community development	1,295	3,144
Cost of sales-homebuilding	8,127	-
Homebuilding construction expenditures	(5,597)	(5,135)
Changes in notes and accounts receivable	286	(656)
Changes in accounts payable, accrued liabilities and deferred income	(75)	940
Net cash provided by operating activities	7,085	165

Cash Flows from Investing Activities
Investment in land development	(2,438)	(3,523)
Change in investments-unconsolidated apartment partnerships	114	25
Change in restricted cash	(304)	361
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	(1,700)	-
Additions to rental operating properties, net	(751)	(1,013)
Acquisitions of other assets	(402)	(120)
Net cash used in investing activities	(5,481)	(4,270)

Cash Flows from Financing Activities
Cash proceeds from debt financing	15,380	6,524
Payment of debt	(18,936)	(4,623)
Acquisition of treasury stock and warrants	(389)	-
Net cash (used in) provided by financing activities	(3,945)	1,901

Net Decrease in Cash and Cash Equivalents	(2,341)	(2,204)
Cash and Cash Equivalents, Beginning of Year	10,673	4,871
Cash and Cash Equivalents, June 30	$ 8,332	$ 2,667

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present a fair statement of results for the interim periods. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002. The operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the three and six months ended June 30, 2003 and 2002 to reflect dilutive potential common shares related to outstanding warrants. There was no dilute effect on earnings per share.

Impact of Recently Issued Accounting Standards

EITF 01-14

The management agreements of the Company require that each of the rental partnerships pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred by the Company on behalf of the partnerships. Consistent with EITF Topic 01-14, "Income Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002, the Company has presented these reimbursements as revenues.

SFAS No. 148

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

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that adoption of this pronouncement will have a material impact on its consolidated financial position, or consolidated results of operations.

FIN 46

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which changes the guidelines for consolidation of and disclosure related to unconsolidated entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity.

The Company has investments in and advances to approximately 15 general, limited and special partnerships established for the purpose of constructing and renting residential housing. The Company acts as the managing partner of these partnerships. These partnerships are primarily funded with financing from third party lenders, which is secured by first liens on the rental properties of the partnerships.

As discussed in Note 3, the Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. The Company's aggregate net investment in these partnerships at June 30, 2003 and December 31, 2002 totaled $9,727,000 and $9,848,000, respectively.

The Company has adopted FIN 46 as of July 1, 2003 and is currently evaluating the effects of the Interpretation on the accounting for its ownership interests in the limited partnerships.

Reclassification

During the second quarter 2003, certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or shareholders' equity of the prior years.

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
	Apartment		Commercial
	Properties	Bannister	Property	Total
	(in thousands)
Summary Financial Position:
Total Assets
June 30, 2003	$ 83,464	$ -	$ 29,016	$ 112,480
December 31, 2002	83,193	-	28,798	111,991
Total Non-Recourse Debt
June 30, 2003	102,352	-	25,415	127,767
December 31, 2002	100,562	-	25,415	125,977
Total Other Liabilities
June 30, 2003	10,987	-	103	11,090
December 31, 2002	11,009	-	65	11,074
Total Deficit
June 30, 2003	(29,875)	-	3,498	(26,377)
December 31, 2002	(28,378)	-	3,318	(25,060)
Company's Investment
June 30, 2003	4,687	-	5,040	9,727
December 31, 2002	4,813	-	5,035	9,848

Summary of Operations:
Total Revenue
Six Months Ended June 30, 2003	13,814	-	1,835	15,649
Six Months Ended June 30, 2002	13,428	551	1,846	15,825
Three Months Ended June 30, 2003	6,914	-	944	7,858
Three Months Ended June 30, 2002	6,708	283	949	7,940
Net Income
Six Months Ended June 30, 2003	532	-	810	1,342
Six Months Ended June 30, 2002	987	78	828	1,893
Three Months Ended June 30, 2003	251	-	424	675
Three Months Ended June 30, 2002	436	45	424	905
Company's recognition of equity in earnings
and developer fees
Six Months Ended June 30, 2003	1,170	-	291	1,461
Six Months Ended June 30, 2002	619	47	376	1,042
Three Months Ended June 30, 2003	938	-	144	1,082
Three Months Ended June 30, 2002	313	27	193	533

	Apartment		Commercial
	Properties	Bannister	Property	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Six Months Ended June 30, 2003	1,593	-	798	2,391
Six Months Ended June 30, 2002	2,553	251	943	3,747
Three Months Ended June 30, 2003	(48)	-	66	18
Three Months Ended June 30, 2002	975	106	115	1,196
Company's share of cash flows from
operating activities
Six Months Ended June 30, 2003	546	-	361	907
Six Months Ended June 30, 2002	945	151	427	1,523
Three Months Ended June 30, 2003	57	-	(30)	27
Three Months Ended June 30, 2002	398	64	52	514
Operating cash distributions
Six Months Ended June 30, 2003	2,029	-	630	2,659
Six Months Ended June 30, 2002	602	-	674	1,276
Three Months Ended June 30, 2003	1,648	-	329	1,977
Three Months Ended June 30, 2002	269	-	345	614
Company's share of operating cash distributions
Six Months Ended June 30, 2003	1,182	-	286	1,468
Six Months Ended June 30, 2002	254	-	306	560
Three Months Ended June 30, 2003	939	-	150	1,089
Three Months Ended June 30, 2002	142	-	155	297

The unconsolidated apartment partnerships as of June 30, 2003 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership ("Colinas"), Crossland Associates Limited Partnership ("Crossland"), Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership ("Monserrate"), San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Prior to the Company's acquisition of the 95% limited partnership interest in Bannister Associates Limited Partnership ("Bannister") on December 31, 2002, the operations of Bannister were included above under the equity method of accounting. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of the Company's control as well as its non-majority ownership, these partnerships are accounted for under the equity method of accounting.

In December 1998, the Company obtained a limited partner interest in ELI. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets equal to producing a 45.26% interest in cash flow generated by the thirty-year lease of the building.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2003 and December 31, 2002 (dollars in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	June 30,	December 31,
	From/To	From/To	2003	2002
Related to community development:
Recourse debt	06-30-04/	Non-interest	$ 27,689	$ 32,052
	02-15-06	bearing/P+1.25%

Related to homebuilding:
Recourse debt	07-31-04	P	7,070	11,154

Related to investment properties:
Recourse debt	01-23-13	P+1.25%	1,978	-
Non-recourse debt	01-01-05/	4.95%/7.85%	57,558	42,335
	07-01-38
General:
Recourse debt	Demand/	Non-interest	366	448
	01-10-08	bearing/10.95%
Total debt			$ 94,661	$ 85,989

(a) "P" = Prime lending interest rate. (The prime rate at June 30, 2003 is 4%.)

As of June 30, 2003, the $27,689,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. The non-recourse investment properties debt is collateralized by apartment projects and guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,384,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%. The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of June 30, 2003 the Company is in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company agreed to obtain letters of credit to guarantee the repayment of these bonds. At June 30, 2003, the Company estimated that the total cost to complete the construction would be approximately $16 million. To date, there have been no bonds issued related to this project.

As of June 30, 2003, ACPT is guarantor of $6,870,000 of letters of credit and surety bonds for land development completion, substantially all are for the benefit of the Charles County Commissioners.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

Two apartment properties, owned by separate unconsolidated partnerships, were refinanced with loans that mature concurrently with the housing assistance payment contracts in 2005 or as extended. These refinancings lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. The Company guaranteed these loans up to 50% of the outstanding principal balance and accrued interest. The aggregate loan amount subject to the Company's guarantee at June 30, 2003 is $7,481,000.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT's consolidated financial statements. As of June 30, 2003, ACPT has guaranteed $35,427,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $11,215,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $15,218,000 of its subsidiaries' outstanding debt. LDA guaranteed $7,070,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $11,215,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $10,304,000 of outstanding debt owed by ALD and American Housing Properties L.P. ("AHP"). These guarantees should not impair the individual entity's or the Company's ability to conduct business or to pursue its development plans.

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

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During the first six months of 2003, the insurance company's lawyer held several depositions with the experts of both parties. The Court scheduled an interlocutory hearing for October 2003. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter.

On May 13, 2002, Antonio Santiago Rodriguez, et al filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. The claim is in the discovery of evidence stage and no hearings have been scheduled as of June 30, 2003. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.

(6)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME IMPACT:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2003	2002	2003	2002
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 1,086	$ 882	$ 619	$ 438
Affiliates of James Michael Wilson, CEO and Trustee		412	437	234	215
		$ 1,498	$ 1,319	$ 853	$ 653
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 24	$ 24	$ 12	$ 12

General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 181	$ 190	$ 85	$ 96
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	(2)	(11)	4	(11)
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		105	100	47	45
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		2	1	5	2
IGC	(B4)	(8)	(13)	(3)	(7)
James J. Wilson, IGC chairman and director	(B3)	100	100	50	50
Thomas J. Shafer, Trustee	(B5)	21	21	10	9
		$ 399	$ 388	$ 198	$ 184

CONSOLIDATED BALANCE SHEET IMPACT:
				Balance	Balance
				June 30,	December 31,
				2003	2002
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners				$ 1,238	$ 1,018
Affiliates of James Michael Wilson, CEO and Trustee				160	218
				$ 1,398	$ 1,236
Other Assets
Receivables-All unsecured and due on demand
Affiliate of James Michael Wilson, CEO and Trustee	(B4)			$ -	$ 45
IGC	(B4)			-	174
IBC				5	9
				$ 5	$ 228
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 6,248	$ 6,248

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

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company agreed that (i) The LDA note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA note will be paid; (iv) the due date of the LDA note will be June 30, 2004, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998, discussed below, are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, payments are made to IGC.

(4)

During the transition period after the Distribution, the Company provided land development, accounting, tax, human resources, payroll processing and other miscellaneous administrative support services to IGC. After the transition period, ACPT agreed to continue to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis. Currently the Company is providing minimal support services to IGC. In May 2003, the Company's Board of Trustees agreed to exchange 50,350 shares of the Company's stock owned by Equus Gaming Company L.P. and Equus Management Company at the current trading price of $5.75 in satisfaction of receivables that were due from various Wilson entities.

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

The purchase price was negotiated based on a combined purchase of the two properties and supported by third party appraisals on both properties. AHP financed the acquisition through a $2,000,000 ten-year loan. In addition to the $1,600,000 contribution, AHP agreed to pay up to $100,000 of legal and attorney fees related to this acquisition. Immediately after the contribution, Coachman's and Village Lake paid IBC the construction and operating advances outstanding of approximately $1,420,000 and a $181,000 fee to Wilson Securities Corp., a Wilson Family owned entity. The existing debt on the properties of $12,239,000 remained in place. The book values of the partnerships were carried over to the Company at historical cost basis due to common control of the Company and partnerships resulting in a $2,153,000 reduction of capital.
(7)	SEGMENT INFORMATION

The U.S. and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, management services and homebuilding.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2003:

Total revenues	$ 11,935	$ 14,132	$ (319)	$ 25,748
Interest income	78	280	(311)	47
Interest expense	2,014	103	(260)	1,857
Depreciation and amortization	1,257	43	-	1,300
Income tax provision-current	928	405	-	1,333
Income tax provision (benefit)-deferred	(602)	264	-	(338)
Income before income taxes and minority interest	808	2,443	(51)	3,200
Net income	356	1,774	(51)	2,079
Total assets	92,879	64,916	(14,674)	143,121
Additions to long lived assets	4,285	604	-	4,889

2002:

Total revenues	$ 12,392	$ 3,971	$ (320)	$ 16,043
Interest income	88	491	(320)	259
Interest expense	1,433	248	(272)	1,409
Depreciation and amortization	898	52	-	950
Income tax provision (benefit)-current	355	(79)	-	276
Income tax provision-deferred	669	63	-	732
Income (loss) before income taxes and minority interest	1,904	(95)	(48)	1,761
Net income (loss)	742	(79)	(48)	615
Total assets	71,950	69,520	(13,242)	128,228
Additions to long lived assets	3,435	1,101	-	4,536

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended June 30, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2003:

Total revenues	$ 6,751	$ 9,138	$ (162)	$ 15,727
Interest income	38	137	(158)	17
Interest expense	1,053	47	(130)	970
Depreciation and amortization	655	18	-	673
Income tax provision (benefit)-current	831	315	-	1,146
Income tax provision-deferred	(510)	150	-	(360)
Income before income taxes and minority interest	833	1,724	(28)	2,529
Net income	456	1,259	(28)	1,687
Total assets	92,879	64,916	(14,674)	143,121
Additions to long lived assets	2,152	298	-	2,450

2002:

Total revenues	$ 7,188	$ 1,993	$ (161)	$ 9,020
Interest income	46	266	(161)	151
Interest expense	702	85	(136)	651
Depreciation and amortization	449	24	-	473
Income tax provision (benefit)-current	223	(79)	-	144
Income tax provision-deferred	587	108	-	695
Income before income taxes and minority interest	1,483	56	(25)	1,514
Net income	608	27	(25)	610
Total assets	71,950	69,520	(13,242)	128,228
Additions to long lived assets	2,015	720	-	2,735

(8)	REPURCHASE OF WARRANTS

On June 30, 2003 ALD entered into a Warrant Purchase Agreement (the "Agreement") with Red Capital Mortgage, Inc (the "Bank") to repurchase warrants from the Bank on 112,500 shares of beneficial interest of the Company's stock for $100,000. Under this agreement, the Bank agreed to assign and transfer all rights to these warrants to ALD. The Company reflected this repurchase transaction on their balance sheet at June 30, 2003, as a reduction to paid-in capital.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2003 (unaudited) with the results of operations of the Company for the six and three months ended June 30, 2002 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the Six and Three Months Ended June 30, 2003 Compared to the Six and Three Months Ended June 30, 2002
U.S. Operations					Six Months	Three Months
					Increase	Increase
	Six Months Ended		Three Months Ended		(Decrease)	(Decrease)
	June 30,		June 30,		2003/	2003/
	2003	2002	2003	2002	2002	2002
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 1,315	$ 4,687	$ 853	$ 3,251	-72%	-74%
Cost of sales	1,262	3,239	812	2,205	-61%	-63%
Gross profit	53	1,448	41	1,046	-	-
Gross profit margin	4%	31%	5%	32%	-87%	-85%
Consolidated apartments:
Rental Revenue	7,649	5,358	4,021	2,739	43%	47%
Operating expenses	3,341	2,258	1,776	1,181	48%	50%
Interest expense	1,642	1,079	859	538	52%	60%
Depreciation and amortization	1,195	843	623	421	42%	48%
Minority interest	120	132	53	62	-9%	-15%
Operating margin	1,351	1,046	710	537	29%	32%
Unconsolidated investments:
Equity in earnings from partnerships	924	234	835	128	295%	552%
Sponsor and developer fees	-	94	-	47	-100%	-100%
Operating margin	924	328	835	175	182%	377%
Management and other fees	690	635	360	316	9%	14%
Interest and other income	9	15	3	9	-40%	-67%
General, administrative, selling and
marketing expense	1,985	1,369	984	512	45%	92%
Interest expense	133	110	71	42	21%	69%
Other expense	68	60	35	30	13%	17%
Pretax (loss) income	841	1,933	859	1,499	-56%	-43%
Provision for income taxes	326	1,024	321	810	-68%	-60%
Net income	$ 515	$ 909	$ 538	$ 689	-43%	-22%
Effective tax rate	39%	53%	37%	54%	-	-

Community Development - U.S. Operations.

Land sales are recognized at closing when we have obtained sufficient down payments, when possession and other attributes of ownership have been transferred to the purchaser and when we have no significant continuing involvement. Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. Residential lots are sold to homebuilders in bulk pursuant to the terms of options contracts that are secured by cash deposits or letters of credit. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. Residential lots can vary in size and location resulting in pricing differences. Gross profit margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales decreased to $1,315,000 from $4,687,000 for the six months ended June 30, 2003 compared to the same period in 2002, and decreased to $853,000 from $3,251,000 for the three months ended June 30, 2003 compared to the same period in 2002. During the first six months of 2003, 15 standard size single-family lots were sold for an average sales price of $55,000, and 4 acres of commercial land was sold for an average sales price of $4.14 per square foot compared to 22 standard size single-family lots sold for an average sales price of $53,000, 33 small single-family lots for an average sales price of $43,000, 16 townhome lots sold for an average sales price of $35,000 and 13 acres of commercial land sold for $3.48 per square foot during the same period of 2002. The decrease in residential lots during 2003 compared to 2002 is attributable to weather delays slowing the production of the next phase in Fairway Village. The interior roads were paved in July 2003 allowing lot settlements to resume and are expected to close out before year end. The average sales prices of these commercial parcels differ due to their location, use and level of development. The sales prices of the standard single family lot increased 4% during the first six months of 2003 compared to the same period of 2002.

Community development land sales decreased $2,400,000 during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the reduced availability of residential lots in 2003. During the second quarter of 2003, 7 standard size single-family lots were sold for an average sales price of $55,000 as well as 4 acres of commercial land sold for a price of $4.14 per square foot compared to 19 standard size single-family lots sold at an average sales price of $53,000, 18 small single-family lots for an average sales price of $43,000, 6 townhome lots for an average sales price of $35,000 and 7 acres of commercial land at an average sales price of $5.31 per square foot for the same period in 2002.

As of June 30, 2003 we had a backlog of 74 lots with an aggregate sales price of $4,347,000, 70 of these lots were ready for delivery at the end of July 2003. In addition we have 4.9389 acres of commercial land under contract for a total sales price of $1,125,774. Due to new storm water management regulations, the next parcel required changes to the design. These lots will not be available for delivery in 2003 as expected.

The gross profit for the six months ended June 30, 2003 decreased to 4% compared to 31% in the same period of 2002. The decrease was primarily attributable to the effect of less sales revenue to offset the stable period costs. The gross profit margins for the residential lots in Fairway increased to 34% for the six months and to 36% for the three months ended June 30, 2003 due to the increase in sales price in excess of the increase in expected costs.

Rental Property Revenues and Operating Results - U.S. Operations.

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Ten properties were consolidated during the six months and quarter ended June 30, 2003 compared to seven for the respective periods in 2002. The consolidation of the additional three properties resulted from acquisitions of the controlling interest in Bannister, Village Lake and Coachman's. Five of the properties are market rent, although a portion of the units must be leased to tenants with low to moderate income. Three of the properties are subsidized by HUD and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units. The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 29% to $1,351,000 for the six months ended June 30, 2003, compared to $1,046,000 in the same period in 2002 and increased 32% to $710,000 for the three months ended June 30, 2003, compared to $537,000 in the same period in 2002. The increase in revenues and expenses is primarily attributable to the consolidation of the three additional properties described above.

On a comparable basis, during the first six months of 2003, as compared to the same period of 2002, the gross potential rent of the fair market properties increased, on average 7%, due to favorable market conditions and the subsidized rents increased an average of 1% as allowed by HUD. Operating expenses for the properties in the same periods increased an average of 7% during the six months of 2003, compared to 2002, due to increased insurance costs, casualty loss due to fires, increased repairs and maintenance, and snow removal.

For the three months ended June 30, 2003, on a comparable basis, the operating margin of the consolidated apartments operations increased 13% to $608,000 as a result of an increase in gross potential rent, offset slightly by a 4% increase in operating expenses and a 3% increase in depreciation and amortization.

Equity in Earnings from Partnerships and Development Fees - U.S. Operations.

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

Equity in earnings from partnerships increased $596,000 during the first six months of the current year to $924,000 as compared to $328,000 for the same period of 2002 and increased to $835,000 for the quarter ended June 30, 2003 compared to $175,000 for the second quarter ended 2002. The significant increase during the second quarter is primarily the result of the distributions in excess of basis that we received when the Crossland apartment complex was refinanced in April 2003. This increase was slightly offset by decreases in our other apartment partnerships caused by increases in liability insurance expenses, and repairs and maintenance expenses. In 2002, the development fees were fully amortized resulting in no fees recognized in the 2003 period.

Management and Other Fees - U.S. Operations.

We earn a monthly fee from the apartment properties we manage, including three properties owned by or affiliated with the Wilson Family. In addition, we receive a fee from these properties as well as the properties in Puerto Rico for their use of the property management computer system purchased at the end of 2001, and a fee for vehicles purchased by the Company for the properties. The cost of the computer system and vehicles are reflected in depreciation expense. Only the fees earned from the properties that are not consolidated are reflected in this section.

Management and other fees increased 9% to $690,000 in the first six months of 2003, compared to $635,000 in the same period of 2002 and increased 14% to $360,000 for the three months ended June 30, 2003 from $316,000 in the same period in 2002. The year-to-date and quarter-to-date increases are primarily the result of increases in annual rents along with fees earned from the property management computer system and vehicles in the first half of 2003 compared to the first half of 2002, coupled with the $48,000 fee that we recognized from the refinancing of the Crossland partnership. These increases were offset, in part, by the elimination of management fees earned from three additional partnerships that qualified for the consolidation method of accounting in 2003, as compared to the equity method of accounting in 2002.

General, Administrative, Selling and Marketing Expense - U.S. Operations.

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as the corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. The cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

Selling, general and administrative costs incurred in the U.S. increased 45%, to $1,985,000 for the six months ended June 30, 2003, compared to $1,369,000 for the same period of 2002 and increased 92% to $984,000 at the end of the three months ended June 30, 2003 compared to $512,000 at the end of the same period in 2002. The increase is primarily attributable to our former policy of allocating corporate overhead incurred at the executive office to the Puerto Rico operations. Effective January 1, 2003, we no longer allocate these expenses to the Puerto Rico operations for reporting and management purposes. On a comparable basis, selling, general and administrative costs incurred increased $135,000 for the six months ended June 30, 2003 and decreased $9,000 for the three months ended June 30, 2003 as compared to the respective periods in 2002. The overall year-to-date increase is the result of increased salaries and benefits, general insurance costs and legal fees offset by the effect of a reduction in the Company's share price on outstanding share incentive rights.

Interest Expense - U.S. Operations.

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense increased 21%, to $133,000 for the six months ended June 30, 2003, compared to $110,000 for the six months ended June 30, 2002 and increased to $71,000 for the three months ended June 30, 2003 compared to interest expense of $42,000 for the same period in 2002. The increases are primarily attributable to the interest expense incurred on the $2,000,000 loan that the Company obtained in 2003 to finance the purchase of the Village Lake and Coachman's partnerships, partially offset by the reduction of other outstanding loan balances on parcels of land that we currently own and are developing.

Provision for Income Taxes - U.S. Operations.

The effective tax rates for the six and three months of 2003 are 39% and 37%, respectively. The effective tax rates are relatively consistent with the federal and state statutory rate of 39%.

Puerto Rico Operations
					Increase	Increase
	Six Months Ended		Three Months Ended		(Decrease)	(Decrease)
	June 30,		June 30,		2003/	2003/
	2003	2002	2003	2002	2002	2002
	(in thousands)		(in thousands)
Community development:
Cost of sales	$ 33	$ 32	$ 18	$ 14	3%	29%
Gross profit	(33)	(32)	(18)	(14)	-	-
Gross profit margin	-	-	-	-	N/a	n/a
Homebuilding:
Home sales revenue	10,214	-	7,290	-	-	-
Cost of sales	8,127	-	5,778	-	-	-
Gross profit	2,087	-	1,512	-	-	-
Gross profit margin	20%	-	21%	-	-	-
Unconsolidated investments:
Equity in earnings from partnerships	486	612	222	334	-21%	-34%
Sponsor and developer fees	51	45	25	22	13%	14%
Operating margin	537	657	247	356	-18%	-31%
Management and other fees	1,014	924	499	452	10%	10%
Interest and other income	152	364	72	201	-58%	-64%
General, administrative, selling and
Marketing expense	1,399	1,950	640	949	-28%	-33%
Interest expense	82	220	40	71	-63%	-44%
Other expense	43	53	18	25	-19%	-28%
Pretax income (loss)	2,233	(310)	1,614	(50)	820%	-3328%
Provision for income taxes	669	(16)	465	29	4281%	1503%
Net income (loss)	$ 1,564	$ (294)	$ 1,149	$ (79)	632%	-1554%
Effective tax rate	30%	5%	29%	-58%	-	-

Community Development - Puerto Rico Operations.

There were no community development land sales during the six months nor in the three months ended June 30, 2003 and 2002. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature.

Homebuilding - Puerto Rico Operations.

A 208-unit condominium complex in Puerto Rico known as Brisas de Parque Escorial is currently under construction. Sales of the condominium units began in September 2002. These units are being sold individually from an onsite sales office to pre-qualified homebuyers.

During the first six months of 2003, fifty-nine units were closed generating $10,214,000 of home sales revenue. Of these fifty-nine units, forty-two were closed during the second quarter alone generating $7,290,000 in home sales revenue. As of June 30, 2003, thirty-two units were under contract with an average selling price of $173,000 per unit. Each of these sales is backed by a $4,000 deposit and a non-contingent sales contract. The gross profit for the year to date and quarterly periods in 2003 was 20%. There were no homebuilding sales during the same period of 2002.

Equity in earnings from partnerships and developer fees - Puerto Rico Operations.

Equity in earnings decreased 18% to $537,000 during the first six months of 2003, as compared to $657,000 during the same period in 2002 and decreased 31% to $247,000 during the second quarter of 2003 compared to $356,000 in 2002. The six-month decrease was primarily due to the reduction of $76,000 in the recognition of our share of earnings from our commercial property and a decrease of $44,000 in equity in earnings from our apartment partnerships attributed to an increase in operating and insurance expenses. For the three months ended June 30, 2003, equity in earnings decreased 31%, as mentioned above, primarily due to the reduction of $37,000 in the recognition of our share of earnings from our commercial property and a decrease of $73,000 in equity in earnings from our apartment partnerships attributed to an increase in operating and insurance expenses.

Management and other fees - Puerto Rico Operations.

Management and other fees increased 10% to $1,014,000 during the six months ended June 30, 2003, as compared to $924,000 for the same period in 2002 and increased 10% to $499,000 for the three months ended June 30, 2003 as compared to $452,000 for the same period in 2002. This increase is attributed to the increase in annual rents as well as the recognition of $81,000 of deferred financing fees in 2003. These refinancing fees were generated in 2002 in conjunction with the refinancing of Monserrate and Colinas. At the time of refinancing, the fees were collected but deferred. The partnerships capitalized the fees with the intention of amortizing them over the life of the respective loans. We are recognizing the income as the fees are amortized. For the three months ended June 30, 2003, management and other fees increased $47,000 as compared to the three months ended June 30, 2002 primarily due to the recognition of $34,000 in deferred financing fees as well as the increase in annual rents for the unconsolidated partnerships in 2003.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations.

General, administrative, selling and marketing expenses decreased 28% to $1,399,000 during the six months ended June 30, 2003, as compared to $1,950,000 for the same period of 2002 and decreased 33% to $640,000 during the three months ended June 30, 2003, as compared to $949,000 for the three months ended June 30, 2002. The six-month decrease is primarily attributable to the fact that the Puerto Rico operations no longer receive a corporate allocation of expenses; a policy which became effective on January 1, 2003. During the six months ended June 30, 2002, $481,000 of corporate expenses was allocated to the Puerto Rico operations. On a comparable basis, the selling, general and administrative costs incurred in Puerto Rico decreased by $122,000 on a year to date basis. This decrease was effected by a reduction in the Company's share price on outstanding share incentive rights as well as an overall reduction in legal and consulting fees. The quarterly decrease is also attributed to the lack of a corporate allocation as discussed above. During the three months ended June 30, 2002, $289,000 of corporate expenses was allocated to the Puerto Rico operations. The overall expense reduction during the second quarter was caused by reduced legal fees, salaries and repairs and maintenance expenses.

Interest Expense - Puerto Rico Operations.

Interest expense decreased 63% to $82,000 during the first six months of 2003, as compared to $220,000 for the first six months ended June 30, 2002 and decreased 44% to $40,000 during the second quarter of 2003 as compared to $71,000 of interest expense during the same period in 2002. The year-to-date as well as the quarter-to-date decreases are primarily attributable to an increase in the amount of interest eligible for capitalization, and reduction in outstanding debt during 2003, compared to 2002.

Provision for Income Taxes - Puerto Rico Operations.

The effective tax rates for the six and three months ended June 30, 2003 were 30% and 29%, respectively. The year-to-date and quarterly rates are consistent with the statutory rate of 29%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, distributions from apartment properties and bank financing. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated. We do not expect to generate significant cash flows in excess of our existing obligations.

Operating activities produced $7,085,000 and $165,000 of cash flow in the first six months of 2003 and 2002, respectively. The results of operations are discussed in the OPERATIONS section.

Capital Spending and Development

During the first six months of 2003, net cash used in investing activities reached $5,481,000, a 28% increase from the same period in 2002. This increase is primarily attributable to the purchase of a 95% ownership interest in two market rate apartment properties in St. Charles in January 2003 that were previously owned by the Wilson Family. The accounts of the two partnerships were carried over at historical cost basis increasing the operating properties, net of accumulated depreciation by $11,023,000, non-recourse debt by $12,230,000, other asset net of other liabilities of $762,000 and a decrease in owners equity by $2,153,000.

Financing Activities

During the first six months of 2003, $3,945,000 was used for net financing activities compared to $1,901,000 provided by financing activities during the same period in 2002. During the first six months of 2003, we made $18,936,000 of debt curtailments compared to $15,380,000 of advances.

The following chart reflects our contractual financial obligations as of June 30, 2003:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community
development and homebuilding	$ 36,737	$ 22,420	$ 12,585	$ 147	$ 1,585
Non-recourse debt-apartment properties	57,558	828	8,779	2,381	45,570
Capital lease obligations	272	144	128	-	-
Operating lease obligations	1,761	443	710	387	221
Other	94	27	63	4	-
Total contractual cash obligations	$ 96,422	$ 23,862	$ 22,265	$ 2,919	$ 47,376

LDA's land loans due to FirstBank with an aggregate outstanding balance of $11,215,000 were extended to June 30, 2004. These loans make up the primary development facility for Parque Escorial and historically have been extended upon formal request. This credit facility has $1,345,000 of available development funds that have not been advanced. The maturity date of the $6,248,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. These loans are subject to cross-collateral and cross-default provisions.

The construction loan for the Brisas homebuilding project was extended to July 31, 2004. Construction advances of $4,592,000 remain available under this credit facility.

In July 2003, the Company secured a commitment letter from Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village.

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

Throughout the remaining six months of 2003, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, an office building in Parque Escorial and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that they will be completed.

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
    Competition with other companies
    Risks of real estate acquisition and development (including our ability to obtain governmental approvals for development projects and to complete our current development projects on time and within budget)
    Ability to repay or refinance our high level of debt
    Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts
    Ability to obtain insurance at a reasonable cost
    Government actions and initiatives
    Environmental and safety requirements

These risks are detailed periodically in the Company's filings with the Securities and Exchange Commission or other public statements.

The words "believes", "expects", "estimates", "anticipates" and other similar expressions are intended to identify forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Critical Accounting Policies

Refer to the Company's 2002 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, impairment of long-lived assets and depreciation of real estate investments. During the six months ended June 30, 2003 there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2003, there have been no material changes in the Company's exposure to financial market risk since December 31, 2002 as reported in its Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes in the Company's legal proceedings reported in the Company's Annual Report on Form 10-K.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2003 Annual Meeting of Shareholders on June 11, 2003. At the meeting, shareholders elected one individual as Trustee for a term to expire at the Annual Meeting in the year 2005, and two individuals as Trustees for a term to expire at the Annual Meeting in the year 2006. The results of the voting are as follows:
	Votes For	Votes Withheld
Trustee
Thomas S. Condit	4,548,149	264,938
Edwin L. Kelly	4,532,649	280,438
Antonio Ginorio	4,548,399	264,688
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits
3.1	Amendment to Bylaws of American Community Properties Trust
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)
(B)	Reports on Form 8-K
Form 8-K dated May 14, 2003 (Items 7 and 9)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 13, 2003	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 13, 2003	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer