Form 10-Q
period 2003-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2003-11-14
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

5,191,554 Common Shares

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2003
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	5
	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2003 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2003 and 2002	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2	Material Modifications of Rights of Registrant's Securities	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	34
	Signatures	35

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2003	2002

Revenues
Community development-land sales	$ 4,202	$ 6,873
Homebuilding-home sales	15,780	1,395
Equity in earnings from partnerships and developer fees	1,924	1,461
Rental property revenues	11,779	8,138
Management and other fees, substantially all from related entities	2,535	2,382
Reimbursement of expenses related to managed entities	5,149	4,707
Interest and other income	233	550
Total revenues	41,602	25,506

Expenses
Cost of land sales	3,377	4,983
Cost of home sales	12,534	1,131
Rental properties expenses:
Operating	5,194	3,460
Interest	2,515	1,616
Depreciation and amortization	1,819	1,265
Expenses reimbursed from managed entities	5,149	4,707
General and administrative	5,020	4,631
Selling and marketing	115	108
Interest expense-other	348	445
Depreciation and amortization-other	164	151
Total expenses	36,235	22,497

Income before provision for income taxes and minority interest	5,367	3,009
Provision for income taxes	1,720	1,418

Income before minority interest	3,647	1,591
Minority interest	(192)	(204)
Net income	$ 3,455	$ 1,387
Net income per share-basic	$ 0.67	$ 0.27
Net income per share-diluted	$ 0.66	$ 0.27
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,201	5,233

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2003	2002

Revenues
Community development-land sales	$ 2,887	$ 2,186
Homebuilding-home sales	5,566	1,395
Equity in earnings from partnerships and developer fees	463	476
Rental property revenues	4,130	2,780
Management and other fees, substantially all from related entities	831	823
Reimbursement of expenses related to managed entities	1,905	1,632
Interest and other income	72	171
Total revenues	15,854	9,463

Expenses
Cost of land sales	2,082	1,712
Cost of home sales	4,407	1,131
Rental properties expenses:
Operating	1,853	1,202
Interest	873	537
Depreciation and amortization	624	422
Expenses reimbursed from managed entities	1,905	1,632
General and administrative	1,711	1,348
Selling and marketing	40	72
Interest expense-other	133	115
Depreciation and amortization	59	44
Total expenses	13,687	8,215

Income before provision for income taxes and minority interest	2,167	1,248
Provision for income taxes	725	410

Income before minority interest	1,442	838
Minority interest	(66)	(66)
Net income	$ 1,376	$ 772
Net income per share-basic	$ 0.27	$ 0.15
Net income per share-diluted	$ 0.27	$ 0.15
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,192	5,215

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts) ASSETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Cash and Cash Equivalents
Unrestricted	$ 6,771	$ 10,673
Restricted	1,079	877
	7,850	11,550

Assets Related to Investment Properties
Operating properties, net of accumulated depreciation of
$39,105 and $33,392, respectively	51,649	40,428
Investment in unconsolidated apartment partnerships, net of
deferred income of $26 and $103, respectively	4,824	4,813
Investment in unconsolidated commercial property partnerships	4,979	5,035
Other receivables, net of reserves of $350 and $308, respectively	1,716	1,336
Projects under development	924	-
	64,092	51,612

Assets Related to Community Development
Land and development costs
Puerto Rico	29,575	28,694
St. Charles, Maryland	25,380	25,671
Notes receivable on lot sales and other	84	454
	55,039	54,819

Assets Related to Homebuilding
Homebuilding construction and land	8,840	13,891

Other Assets
Receivables and other	2,029	2,677
Property, plant and equipment, less accumulated depreciation
of $2,140 and $1,987, respectively	656	550
	2,685	3,227
Total Assets	$ 138,506	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,964	$ -
Non-recourse debt	57,361	42,335
Accounts payable, accrued liabilities and deferred income	3,654	4,013
	62,979	46,348

Liabilities Related to Community Development
Recourse debt	25,914	32,052
Accounts payable, accrued liabilities and deferred income	2,924	2,675
	28,838	34,727

Liabilities Related to Homebuilding
Recourse debt	3,986	11,154
Accounts payable and accrued liabilities	1,665	1,955
	5,651	13,109

Other Liabilities
Accounts payable and accrued liabilities	2,129	2,066
Notes payable and capital leases	319	448
Accrued income tax liability-current	2,074	2,733
Accrued income tax liability-deferred	2,750	2,815
	7,272	8,062
Total Liabilities	104,740	102,246

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
September 30, 2003 and December 31, 2002	52	52
Treasury stock, at cost	(376)	(87)
Additional paid-in capital	16,101	18,354
Retained earnings	17,989	14,534
Total Shareholders' Equity	33,766	32,853

Total Liabilities and Shareholders' Equity	$ 138,506	$ 135,099

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2002 (Audited)	5,192	$ 52	$ (87)	$ 18,354	$ 14,534	$ 32,853
Net income	-	-	-	-	392	392
Acquisition of rental properties
from a related party (Note 6)	-	-	-	(2,153)	-	(2,153)
Balance March 31, 2003 (Unaudited)	5,192	52	(87)	16,201	14,926	31,092
Net income	-	-	-	-	1,687	1,687
Repurchase warrants on
225,000 shares (Note 8)	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables (Note 6)	-	-	(289)	-	-	(289)
Balance June 30, 2003 (Unaudited)	5,192	52	$ (376)	$ 16,101	$ 16,613	$ 32,390
Net income	-	-	-	-	1,376	1,376
Balance September 30, 2003 (Unaudited)	5,192	$ 52	$ (376)	$ 16,101	$ 17,989	$ 33,766

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net income	$ 3,455	$ 1,387
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,983	1,416
Provision for deferred income taxes	(65)	869
Equity in earnings-unconsolidated apartment partnerships and developer fees	1,488	(897)
Distributions-unconsolidated apartment partnerships	(1,434)	492
Equity in earnings-unconsolidated commercial property partnerships	436	(564)
Distributions-unconsolidated commercial property partnerships	(492)	459
Cost of sales-community development	3,377	4,983
Cost of sales-homebuilding	12,534	1,131
Homebuilding-construction expenditures	(7,483)	(8,299)
Changes in notes and accounts receivable	547	1,452
Changes in accounts payable, accrued liabilities and deferred income	(1,216)	1,485
Net cash provided by operating activities	13,130	3,914

Cash Flows from Investing Activities
Investment in land development	(3,967)	(5,776)
Investment in projects under development	(924)	-
Change in investments-unconsolidated apartment partnerships	43	(155)
Change in restricted cash	(202)	4
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	(1,700)	-
Additions to rental operating properties, net	(1,040)	(1,176)
Acquisitions of other assets	(179)	(343)
Net cash used in investing activities	(7,969)	(7,446)

Cash Flows from Financing Activities
Cash proceeds from debt financing	17,870	11,383
Payment of debt	(26,544)	(9,615)
Acquisition of treasury stock and warrants	(389)	-
Net cash (used in) provided by financing activities	(9,063)	1,768

Net Decrease in Cash and Cash Equivalents	(3,902)	(1,764)
Cash and Cash Equivalents, Beginning of Year	10,673	4,871
Cash and Cash Equivalents, September 30	$ 6,771	$ 3,107

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, community development, homebuilding and property management services. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Land Development U.S., Inc. ("ALD"), IGP Group Corp. ("IGP Group") and American Rental Management Company ("ARMC ") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ALD and ARMC are taxed as U.S. corporations while IGP Group's income is subject to Puerto Rico income taxes.
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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim periods. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002. The operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares were adjusted during the nine months ended September 30, 2003 and the nine and three months ended September 30, 2002 to reflect the dilutive potential on common shares related to outstanding warrants. As discussed in Note 8, we repurchased these warrants on June 30, 2003, thus causing no dilutive effect on our shares for the three months ended September 30, 2003.

Impact of Recently Issued Accounting Standards

SFAS No. 148

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 on both an annual and interim basis to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 while the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted this pronouncement effective December 31, 2002 and it did not have an impact on its financial condition or results of operations.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares in the financial statements of the parent company. Accordingly, those non-controlling interests are required to be classified as liabilities in the parent's company's consolidated financial statements and reported at settlement value. At its October 29, 2003 meeting, the FASB decided to defer the application of this standard for an indefinite period of time. As a result of the decision reached by the FASB, the Company is not required to recognize the non-controlling interests of its limited-life investment properties as a liability in its consolidated financial statements as of September 30, 2003. We will continue to account for these interests as minority interests.

FIN 46

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which changed the guidelines for the consolidation of and disclosures related to unconsolidated entities. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. The objective of FIN 46 is to improve financial reporting by companies involved with VIEs by requiring that they be consolidated by the company if the company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. FIN 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003.

FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003. We will implement the provisions of FIN 46 for our financial statements for the year ending December 31, 2003 for any variable interest entities created before February 1, 2003.

As discussed in Note 3, our Company holds interests in and acts as the managing partner of certain partnerships established for the purpose of constructing and renting residential housing. Currently, we account for these partnerships under the equity method of accounting and believe that some of them may be considered variable interest entities. These variable interests relate to debt guarantees or subordinated financial support for the entities. We believe it is reasonably possible that the Company will be required to consolidate some of aforementioned variable interest entities as of December 31, 2003.

Based on our current understanding, we do not expect Interpretation 46 to have a material impact on our financial statements; however, we understand the FASB expects to issue certain implementation guidance regarding Interpretation 46. Our current understanding of Interpretation 46 could be impacted by this implementation guidance.

Reclassification

During 2003, certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or shareholders' equity of the prior years.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

The unconsolidated apartment partnerships as of September 30, 2003 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership ("Colinas"), Crossland Associates Limited Partnership ("Crossland"), Essex Apartments Associates Limited Partnership ("Essex"), Huntington Associates Limited Partnership ("Huntington"), Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership ("Monserrate"), San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of the Company's control as well as its non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

The following information summarizes the financial data and principal activities of its unconsolidated partnerships, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial property, ELI. Prior to the Company's acquisition of the 95% limited partnership interest in Bannister Associates Limited Partnership ("Bannister") on December 31, 2002, the operations of Bannister were accounted for under the equity method of accounting.
		Other
		Apartment	Commercial
	Bannister	Properties	Property	Total
	(in thousands)
Summary Financial Position:
Total Assets
September 30, 2003	$ -	$ 82,858	$ 29,394	$ 112,252
December 31, 2002	-	83,193	28,798	111,991
Total Non-Recourse Debt
September 30, 2003	-	101,803	25,415	127,218
December 31, 2002	-	100,562	25,415	125,977
Total Other Liabilities
September 30, 2003	-	10,860	530	11,390
December 31, 2002	-	11,009	65	11,074
Total Deficit
September 30, 2003	-	(29,805)	3,449	(26,356)
December 31, 2002	-	(28,378)	3,318	(25,060)
Company's Investment
September 30, 2003	-	4,824	4,979	9,803
December 31, 2002	-	4,813	5,035	9,848

Summary of Operations:
Total Revenue
Nine Months Ended September 30, 2003	-	20,778	2,751	23,529
Nine Months Ended September 30, 2002	828	20,246	2,741	23,815
Three Months Ended September 30, 2003	-	6,964	916	7,880
Three Months Ended September 30, 2002	277	6,818	895	7,990
Net Income
Nine Months Ended September 30, 2003	-	1,104	1,215	2,319
Nine Months Ended September 30, 2002	118	1,278	1,244	2,640
Three Months Ended September 30, 2003	-	572	405	977
Three Months Ended September 30, 2002	40	291	416	747
Company's recognition of equity in earnings
and developer fees
Nine Months Ended September 30, 2003	-	1,488	436	1,924
Nine Months Ended September 30, 2002	71	880	564	1,515
Three Months Ended September 30, 2003	-	318	145	463
Three Months Ended September 30, 2002	24	264	188	476

		Other
		Apartment	Commercial
	Bannister	Properties	Property	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Nine Months Ended September 30, 2003	-	3,854	1,663	5,517
Nine Months Ended September 30, 2002	342	3,793	1,605	5,740
Three Months Ended September 30, 2003	-	2,261	865	3,126
Three Months Ended September 30, 2002	91	1,240	662	1,993
Company's share of cash flows from
operating activities
Nine Months Ended September 30, 2003	-	1,339	753	2,092
Nine Months Ended September 30, 2002	205	1,397	725	2,327
Three Months Ended September 30, 2003	-	793	392	1,185
Three Months Ended September 30, 2002	54	452	301	807
Operating cash distributions
Nine Months Ended September 30, 2003	-	2,530	1,084	3,614
Nine Months Ended September 30, 2002	-	1,076	1,013	2,089
Three Months Ended September 30, 2003	-	501	454	955
Three Months Ended September 30, 2002	-	474	339	813
Company's share of operating cash distributions
Nine Months Ended September 30, 2003	-	1,434	492	1,926
Nine Months Ended September 30, 2002	-	492	459	951
Three Months Ended September 30, 2003	-	252	206	458
Three Months Ended September 30, 2002	-	238	153	391
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and homebuilding assets, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2003 and December 31, 2002 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates (a)	September 30,	December 31,
	From/To	From/To	2003	2002
Related to community development:
Recourse debt	06-30-04/	Non-interest	$ 25,914	$ 32,052
	02-15-06	Bearing/P+1.25%
Related to homebuilding:
Recourse debt	07-31-04	P	3,986	11,154

Related to investment properties:
Recourse debt	1-23-13	P+1.25%	1,964	-
Non-recourse debt	01-01-05/	4.95%/7.85%	57,361	42,335
	07-01-38
General:
Recourse debt	01-01-04/	Non-interest	319	448
	04-25-08	Bearing/10.95%
Total debt			$ 89,544	$ 85,989

(a) "P" - Prime lending interest rate. (The prime rate at September 30, 2003 is 4%.)

As of September 30, 2003, the $25,914,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. The non-recourse debt related to investment properties is collateralized by apartment projects and guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,336,000 on two of our investment properties have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%. The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of September 30, 2003 the Company is in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company agreed to obtain letters of credit to guarantee the repayment of these bonds. At September 30, 2003, the Company estimated that the total cost to complete the construction would be approximately $18 million. To date, there have been no bonds issued related to this project.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

As of September 30, 2003, ACPT is guarantor of $6,770,000 of letters of credit and surety bonds for land development completion; substantially all are for the benefit of the Charles County Commissioners.

Two apartment properties, owned by separate unconsolidated partnerships, were refinanced in a prior year with loans that mature concurrently with the housing assistance payment contracts in 2005 or as extended. These refinancings lifted HUD's restriction on distributions allowing the partnerships to distribute accumulated reserve funds to its partners. The Company guaranteed these loans up to 50% of the outstanding principal balance and accrued interest. The aggregate loan amount subject to the Company's guarantee at September 30, 2003 is $7,422,000.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT's consolidated financial statements. As of September 30, 2003, ACPT has guaranteed $30,553,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $11,205,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $12,134,000 of its subsidiaries' outstanding debt. LDA guaranteed $3,986,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $11,205,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $8,524,000 of outstanding debt owed by ALD and American Housing Properties L.P. ("AHP"). We do not expect the guarantees to impair the individual entity's or the Company's ability to conduct business or to pursue its development plans.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have recently reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties intend to formalize their settlement agreement in the upcoming weeks.

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

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company is the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains ten counts, eight of which are alleged against Defendants including the Company. Those eight counts are for violation of the District of Columbia Consumer Protection Procedures Act (3 counts), breach of contract, negligence (2 counts), negligent retention of employees and construction contractors, and negligent entrustment. As relief, Plaintiffs sought a temporary restraining order, and seek a preliminary injunction, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, unquantified compensatory damages, attorneys' fees, and liquidated damages under the Consumer Protection Procedures Act. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During the first nine months of 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. The next Plaintiff and Defendant's expert witness deposition is scheduled for January 2004. The Court scheduled a status conference for March 2004.

On May 13, 2002, Antonio Santiago Rodriguez, et al filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. The claim is in the discovery of evidence stage and no hearings have been scheduled as of September 30, 2003.

On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owed by Land Development Associates, S.E. (the "Company"), filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by the Company), the owners of the lessee, the lessee's Insurance Companies and the Company. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of the Company. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September declared that the allegations in the complaint regarding public nuisance do not fall under their policy. The trial dates have been scheduled for December 2003 and January 2004.

Due to the inherent uncertainties of the judicial process and the early stage of certain of these actions, we are unable to either predict the outcome of or estimate a range of potential loss associated with, these matters. While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If any of these matters are not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

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

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
IMPACT TO THE CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2003	2002	2003	2002
Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 1,622	$ 1,328	$ 536	$ 446
Affiliates of James Michael Wilson, CEO and Trustee		603	657	191	220
		$ 2,225	$ 1,985	$ 727	$ 666
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 37	$ 37	$ 13	$ 13
		$ 37	$ 37	$ 13	$ 13
General and Administrative Expense
Affiliates of James Michael Wilson, CEO and Trustee	(B1)	$ 276	$ 315	$ 95	$ 125
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	-	(21)	2	(10)
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		152	145	47	45
Reimbursement of administrative costs-
Affiliates of James Michael Wilson, CEO and Trustee		(3)	4	(5)	3
IGC	(B4)	(9)	(18)	(1)	(5)
James J. Wilson, IGC chairman and director	(B3)	150	150	50	50
Thomas J. Shafer, Trustee	(B5)	32	32	11	11
		$ 598	$ 607	$ 199	$ 219

IMPACT TO THE CONSOLIDATED BALANCE SHEET:
				Balance	Balance
				September 30,	December 31,
				2003	2002
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners				$ 1,312	$ 1,018
Affiliates of James Michael Wilson, CEO and Trustee				238	218
				$ 1,550	$ 1,236
Other Assets
Receivables-All unsecured and due on demand
Affiliate of James Michael Wilson, CEO and Trustee	(B4)			$ -	$ 45
IGC	(B4)			1	174
IBC				6	9
				$ 7	$ 228

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 6,248	$ 6,248

(A) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other affiliated entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. Generally, these receivable balances are fully reserved, until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

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

Acquisition of Apartment Partnership Interests

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

The U.S. and Puerto Rico operations are managed as separate profit centers. The U.S. operations include investments in rental properties, community development and management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, homebuilding, management services and community development.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months

2003:

Total revenues	$ 20,365	$ 21,714	$ (477)	$ 41,602
Interest income	116	413	(466)	63
Interest expense	3,097	149	(383)	2,863
Depreciation and amortization	1,919	64	-	1,983
Income taxes (benefit)-current	1,124	661	-	1,785
Income taxes (benefit)-deferred	(447)	382	-	(65)
Income before income taxes and minority interest	1,633	3,816	(82)	5,367
Net income	765	2,772	(82)	3,455
Total assets	90,447	62,879	(14,820)	138,506
Additions to long lived assets	6,175	1,456	-	7,631

2002:

Total revenues	$ 18,563	$ 7,429	$ (486)	$ 25,506
Interest income	138	712	(484)	366
Interest expense	2,120	353	(412)	2,061
Depreciation and amortization	1,346	70	-	1,416
Income taxes (benefit)-current	711	(163)	-	548
Income taxes (benefit)-deferred	704	166	-	870
Income before income taxes and minority interest	2,958	123	(72)	3,009
Net income	1,339	120	(72)	1,387
Total assets	72,632	70,702	(13,785)	129,549
Additions to long lived assets	5,248	1,704	-	6,952

The following presents the segment information for the three months ended September 30, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2003:

Total revenues	$ 8,430	$ 7,582	$ (158)	$ 15,854
Interest income	38	133	(155)	16
Interest expense	1,083	46	(123)	1,006
Depreciation and amortization	662	21	-	683
Income taxes (benefit)-current	197	256	-	453
Income taxes (benefit)-deferred	154	118	-	272
Income before income taxes and minority interest	825	1,373	(31)	2,167
Net income	409	998	(31)	1,376
Total assets	90,447	62,879	(14,820)	138,506
Additions to long lived assets	1,890	852	-	2,742

2002:

Total revenues	$ 6,171	$ 3,458	$ (166)	$ 9,463
Interest income	50	221	(164)	107
Interest expense	687	105	(140)	652
Depreciation and amortization	448	18	-	466
Income taxes (benefit)-current	356	(84)	-	272
Income taxes (benefit)-deferred	35	103	-	138
Income before income taxes and minority interest	1,054	218	(24)	1,248
Net income	597	199	(24)	772
Total assets	72,632	70,702	(13,785)	129,549
Additions to long lived assets	1,813	603	-	2,416
(8)	REPURCHASE OF WARRANTS

On June 30, 2003 ALD entered into a Warrant Purchase Agreement (the "Agreement") with Red Capital Mortgage, Inc (the "Bank") to repurchase from the Bank warrants to acquire 225,000 shares of beneficial interest of the Company's stock for $100,000. Under this agreement, the Bank agreed to assign and transfer all rights to these warrants to ALD. The Company reflected this repurchase transaction on their balance sheet as a reduction to paid-in capital.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

Certain matters discussed and statements made within this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

CRITICAL ACCOUNTING POLICIES:

Refer to the Company's 2002 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, impairment of long-lived assets and depreciation of real estate investments. For the nine months ended September 30, 2003 there were no material changes to our policies.

RESULTS OF OPERATIONS:

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the nine and three months ended September 30, 2003 (unaudited) with the results of operations of the Company for the nine and three months ended September 30, 2002 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the Nine and Three Months Ended September 30, 2003 Compared to the Nine and Three Months Ended September 30, 2002
U.S. Operations					Nine	Three
					Months	Months
					Increase	Increase
	Nine Months Ended		Three Months Ended		(Decrease)	(Decrease)
	September 30,		September 30,		2003/	2003/
	2003	2002	2003	2002	2002	2002
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 4,202	$ 6,873	$ 2,887	$ 2,186	-39%	32%
Cost of sales	3,330	4,925	2,068	1,686	-32%	23%
Gross profit	872	1,948	819	500	-	-
Gross profit margin	21%	28%	28%	23%	-	-
Consolidated apartments:
Rental Revenue	11,779	8,138	4,130	2,780	45%	49%
Operating expenses	5,194	3,460	1,853	1,202	50%	54%
Interest expense	2,515	1,616	873	537	56%	63%
Depreciation and amortization	1,819	1,265	624	422	44%	48%
Minority interest	184	196	64	64	-6%	0%
Operating margin	2,067	1,601	716	555	29%	29%
Unconsolidated investments:
Equity in earnings from partnerships	1,082	306	158	72	254%	119%
Sponsor and developer fees	-	141	-	47	-100%	-100%
Operating margin	1,082	447	158	119	142%	33%
Management and other fees	994	982	304	347	1%	-12%
Interest and other income	11	30	2	15	-63%	-87%
General, administrative, selling and
marketing expense	3,016	2,498	1,031	648	21%	59%
Allocation to other segment	-	(721)	-	(240)	-	-
Interest expense	226	134	93	24	69%	288%
Other expense	108	89	40	29	21%	38%
Pretax (loss) income	1,676	3,008	835	1,075	-44%	-22%
Provision for income taxes	677	1,415	351	391	-52%	-10%
Net income	$ 999	$ 1,593	$ 484	$ 684	-37%	-29%

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

Community development land sales decreased to $4,202,000 from $6,873,000 for the nine months ended September 30, 2003 compared to the same period in 2002, and increased to $2,887,000 from $2,186,000 for the three months ended September 30, 2003 compared to the same period in 2002.

Residential Land Sales

During the first nine months of 2003, 61 standard size single-family lots were sold for an average sales price of $62,000 compared to 47 standard size single-family lots which sold for an average sales price of $53,000, 49 small single-family lots for an average sales price of $43,000, and 20 townhome lots for an average sales price of $35,000 during the same period of 2002. The decrease in residential lots sold during 2003 compared to 2002 is attributable to state mandated changes in storm water management regulations that forced us to reengineer our design plans, thus delaying the development and release of the next parcel of land in Fairway Village. During the three months ended September 30, 2003, community development land sales increased $701,000 primarily due to the fact that 46 standard size single-family lots were sold for an average sales price of $63,000 compared to 25 standard size single-family lots sold at an average sales price of $54,000, 16 small single-family lots for an average sales price of $44,000, 4 townhome lots for an average sales price of $35,000 for the same period in 2002. The sales prices of the standard single family lot increased 17% in 2003 pursuant to escalation provisions in the sales contracts. At September 30, 2003, we had 28 single-family lots in backlog at an average base selling price of $60,000 plus additional fees of $2,800 per lot. Subsequent to September 30, 2003, we have closed on 10 of these lots.

Commercial Land Sales

During the first nine months of 2003, we sold 4 acres of commercial land for an average selling price of $2.46 per square foot compared to 13 acres of commercial land for an average selling price of $2.83 per square foot for the same period in 2002. Our 2002 commercial land sales included the sale of a seven-acre parcel for retail use for $4.15 per square foot, we did not have a comparable sale in 2003. The average sales prices of these parcels differ due to their location, use and level of development. We did not close any commercial land during the three-month period ended September 30, 2003 and 2002. As of September 30, 2003, we had 7.95 acres in backlog for a total sales value of $1,232,000. We are expecting to close on 2.2 acres of land in one of our industrial parks generating approximately $300,000 in commercial land sales in November 2003.

Joint Venture

In November 2002, we reached an agreement with the U.S. Home Corporation to develop as many as 400 units in an active adult community in the Gleneagles Neighborhood in Fairway Village. We are currently in the engineering phase for infrastructure improvements and expect the joint venture to commence during first quarter of 2004.

Gross Profit

The gross profit for the nine months ended September 30, 2003 decreased to 21% compared to 28% in the same period of 2002. The decrease was primarily attributable to the mix of sales between residential and commercial. The gross profit margins for the residential lots in Fairway increased to 34% for the nine months and three months ended September 30, 2003, compared to 31% for the same respective periods in 2002 as a direct reflection of the increase in the lot sales prices. The gross profit margin for the commercial land sales decreased sharply during the nine months ended September 30, 2003 to 7% from 51% one year ago. This decline can be primarily attributed to the use and location of the land sold during the respective periods. During the first nine months of 2002, we closed on a seven-acre parcel for retail use, which produced a 58% gross profit margin due to its higher selling price and limited site improvements with no comparable sale in the 2003 period. During the first nine months of 2003, we sold four acres located in our industrial parks developed in the 1970's and 1980's. Since that time, the county and state development requirements have continued to change requiring additional development to deliver the lots for final use. These additional development costs as well as the carrying costs have eroded our commercial land's gross profit to 7%.

Rental Property Revenues and Operating Results - U.S. Operations.

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Ten properties were consolidated during the nine months and quarter ended September 30, 2003 compared to seven for the respective periods in 2002. The consolidation of the additional three properties resulted from acquisitions of the controlling interests in Bannister (December 2002), Village Lake (January 2003) and Coachman's (January 2003). Five of the properties are market rent, although a portion of the units must be leased to tenants with low to moderate income. Three of the properties are subsidized by HUD and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased 29% to $2,067,000 for the nine months ended September 30, 2003, compared to $1,601,000 in the same period in 2002 and increased 29% to $716,000 for the three months ended September 30, 2003, compared to $555,000 in the same period in 2002. The increase in revenues and expenses is the result of the consolidation of the three additional properties as described above.

On a comparable basis, the consolidated apartment partnerships' profit contribution for the nine months ended September 30, 2003 was 19% as compared to 18% for the same period in 2002. The gross potential rent of the fair market properties for the first nine months of 2003 increased, on average 5%, due to favorable market conditions; subsidized rents increased on average 4% as allowed by HUD. The increases we experienced in our gross potential rents were partially offset by the 8% increase in repairs and maintenance expenses incurred at our apartment property buildings during the nine months ended September 30, 2003. We also saw an increase in our bad debt expense along with additional interest expense and mortgage insurance expenses incurred related to the debt refinancing of one of our investment properties.

For the three months ended September 30, 2003, on a comparable basis, the profit contribution of the consolidated apartments decreased 5% to $528,000 compared to the same period in 2002. The decrease in 2003's profit margin is attributable to additional repairs and maintenance expenses incurred at our apartment properties during the summer months along with the increases in interest expense and mortgage insurance premiums as a result of the refinancing of one of our investment properties in June 2003.

Equity in Earnings from Partnerships and Development Fees - U.S. Operations.

The results of our share of earnings from the partnerships that do not qualify for the consolidated method of accounting are reflected in this section. The affect on earnings varies from partnership to partnership, and quarter to quarter, depending on our investment book basis in the property, where the partnership is in the earning stream, whether or not the limited partners have recovered their capital contribution, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

Equity in earnings from partnerships increased $635,000 during the first nine months of the current year to $1,082,000 as compared to $447,000 for the same period of 2002 and increased to $158,000 for the quarter ended September 30, 2003 compared to $119,000 for the third quarter ended 2002.

We experienced a significant increase in our earnings in the nine and three-month period ended 2003 primarily as a result of the distributions in excess of basis that we recognized in the second quarter of 2003 after one of the partnership's mortgage was refinanced. The increase is partially offset by the effect of increases in insurance premiums on our partnerships' 2003 earnings as well as the fact that all of the deferred developer fees were fully amortized into income in 2002. Additionally, 2002 earnings reflected our equity pick up from Bannister, which at that time was not consolidated for accounting purposes.

Management and Other Fees - U.S. Operations.

We earn a monthly fee from the apartment properties we manage, three of which are owned by or affiliated with the Wilson Family. In addition, we receive a fee from these properties as well as the properties in Puerto Rico for their use of the property management computer system purchased at the end of 2001, and a fee for vehicles purchased by the Company on behalf of the properties. The cost of the computer system and vehicles are reflected in depreciation expense. Only the fees earned from the properties that are not consolidated are reflected in this section.

Management and other fees experienced a slight increase during the first nine months of 2003 resulting in $994,000 of earned income during the period compared to $982,000 in the same period of 2002. For the three months ended September 30, 2003 management fees decreased 12% to $304,000 when compared to the same period in 2002.

The year-to-date increase is the result of refinancing fees recognized in April 2003 from Crossland's debt refinancing; rent increases in two of our subsidized properties, Essex and Huntington; and the elimination of an owner-based fee reduction for Capital Park Plaza. Our 2003 fee income increases were offset by the elimination of management fee recognition earned from the three additional partnerships that we acquired in December 2002 and January 2003. The quarter to date decrease in 2003 compared to 2002 is the result of reduced management fees recognized, resulting from the consolidations of Bannister, Coachman's and Village Lake properties offset by the elimination of the owner-based fee reduction.

General, Administrative, Selling and Marketing Expense - U.S. Operations.

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for 14 properties located in St. Charles, Maryland and to a lessor extent the other managed properties. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. The cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement. In 2002, our Company maintained a policy of allocating corporate overhead charges incurred at the executive office to the Puerto Rico operations. Effective January 1, 2003, we no longer allocate these expenses to the Puerto Rico operations for reporting and management purposes.

General, administrative, selling and marketing costs incurred in the U.S. increased 21%, to $3,016,000 for the nine months ended September 30, 2003, compared to $2,498,000 for the same period of 2002 and increased to $1,031,000 at the end of the three months ended September 30, 2003 compared to $648,000 at the end of the same period in 2002.

The year to date and quarterly increases reflect additional outstanding share incentive rights expenses of approximately $111,000 and $216,000, respectively, as a result of the increases that we experienced in our share price, especially during the third quarter when the price ranged from $5.15 to $6.88. We also saw an increase in directors/officers' insurance premiums as a result of the risks undertaken by these parties and the Company within the current operating environment. The remainder of the increase is composed of a rise in accounting and auditing fees, legal fees related to the increased regulations for public companies, annual salary increases and additional computer service expenses incurred as we move forward in updating our accounting, property management and other information systems used to connect our corporate office, U.S. and Puerto Rico operating offices and our apartment properties.

Interest Expense - U.S. Operations.

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense increased 69%, to $226,000 for the nine months ended September 30, 2003, compared to $134,000 for the nine months ended September 30, 2002 and increased to $93,000 for the three months ended September 30, 2003 compared to interest expense of $24,000 for the same period in 2002. The increases are primarily attributable to the interest expense incurred on the $2,000,000 loan that the Company obtained in 2003 to finance the purchase of the Village Lake and Coachman's partnerships.

Provision for Income Taxes - U.S. Operations.

The effective tax rates for the nine and three months of 2003 are 40% and 42%, respectively. The effective tax rates are relatively consistent with the federal and state statutory rate of 39%.
Puerto Rico Operations					Nine	Three
					Months	Months
					Increase	Increase
	Nine Months Ended		Three Months Ended		(Decrease)	(Decrease)
	September 30,		September 30,		2003/	2003/
	2003	2002	2003	2002	2002	2002
	(in thousands)		(in thousands)
Community development:
Cost of sales	$ 47	$ 58	$ 14	$ 26	-19%	-46%
Gross profit	(47)	(58)	(14)	(26)	-	-
Gross profit margin	-	-	-	-	-	-
Homebuilding:
Home sales revenue	15,780	1,395	5,566	1,395	1031%	299%
Cost of sales	12,534	1,131	4,407	1,131	1008%	290%
Gross profit	3,246	264	1,159	264	-	-
Gross profit margin	21%	19%	21%	19%	-	-
Unconsolidated investments:
Equity in earnings from partnerships	765	946	279	334	-19%	-16%
Sponsor and developer fees	77	68	26	23	13%	13%
Operating margin	842	1,014	305	357	-17%	-15%
Management and other fees	1,541	1,400	527	476	10%	11%
Interest and other income	222	520	70	156	-57%	-55%
General, administrative, selling and
marketing expense	2,119	2,241	720	772	-5%	-7%
Allocation from corporate office	-	721	-	240	-	-
Interest expense	122	311	40	91	-61%	-56%
Other expense	64	70	21	17	-9%	24%
Pretax income (loss)	3,499	(203)	1,266	107	1824%	1083%
Provision for income taxes	1,043	(3)	374	19	34867%	1868%
Net income (loss)	$ 2,456	$ (206)	$ 892	$ 88	1292%	914%

Community Development - Puerto Rico Operations.

There were no community development land sales during the nine months nor in the three months ended September 30, 2003 and 2002. Residential lots in Puerto Rico are sold in bulk and, like commercial sales, are cyclical in nature.

Homebuilding - Puerto Rico Operations.

A 208-unit condominium complex known as Brisas de Parque Escorial is currently under construction. Sales of the condominium units began in September 2002. These units are being sold individually from an onsite sales office to pre-qualified homebuyers.

During the first nine months of 2003, ninety-one units were closed generating $15,780,000 of home sales revenue, as compared to eight units that were closed generating $1,395,000 of home sales revenue during the same period in 2002. Of these ninety-one units, thirty-two were closed during the third quarter of 2003 alone generating $5,566,000 in home sales revenue, as compared to eight units that were closed generating $1,395,000 during the same quarter of 2002. As of September 30, 2003, twenty-five units were under contract with an average sales price of $173,000. Each of these sales is backed by a $4,000 deposit and non-contingent sales contract. The gross profit for the year to date and the third quarter of 2003 was 21%, compared to 19% for the same periods in 2002, as a result of the fact that we charged the accumulated deferred costs as period costs upon commencement of the sales in 2002, thus reducing our gross profit.

Equity in Earnings from Partnerships and Developer Fees - Puerto Rico Operations.

Equity in earnings decreased 17% to $842,000 during the first nine months of 2003, as compared to $1,014,000 during the first nine months of 2002 and decreased 15% to $305,000 during the third quarter of 2003 compared to $357,000 in 2002. The nine-month decrease was primarily due to the reduction of $114,000 in the recognition of our share of earnings from the commercial property and a decrease of $58,000 in equity in earnings from our apartment partnerships attributed to an increase in operating and insurance expenses. For the three months ended September 30, 2003, equity in earnings decreased 15% primarily due to the reduction of $38,000 in the recognition of our share of earnings from the commercial property and a decrease of $14,000 in equity in earnings from our apartment partnerships attributed to an increase in operating and insurance expenses. The apartment properties rent increases are regulated by HUD. The rent increases, authorized by HUD, have not been in line with increases in operating expenses, resulting from unusual hikes in insurance premiums and additional repairs and maintenance to the buildings as they get older.

Management and Other Fees - Puerto Rico Operations.

Management and other fees increased 10% to $1,541,000 during the nine months ended September 30, 2003, as compared to $1,400,000 for the same period in 2002 and increased 11% to $527,000 for the three months ended September 30, 2003 as compared to $476,000 for the same period in 2003. The increase is primarily attributable to the increase in annual rents and the recognition in 2003 of $121,000 in deferred financing fees. The refinancing fees were generated in 2002 in conjunction with the refinancing of Monserrate and Colinas. At the time of refinancing, the fees were collected but deferred. The partnerships capitalized the fees with the intention of amortizing the fees and recognizing them as income over the life of the respective loans. For the three months ended September 30, 2003, management and other fees increased $51,000 as compared to the three months ended September 30, 2002 primarily due to the recognition of $40,000 in deferred financing fees in addition to rental increases for the unconsolidated partnerships in 2003.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations.

General, administrative, selling and marketing expenses, excluding the corporate allocation from executive office, decreased 5% to $2,119,000 during the nine months ended September 30, 2003, as compared to $2,241,000 for the same period of 2002 and decreased 7% to $720,000 during the three months ended September 30, 2003, as compared to $772,000 for the three months ended September 30, 2002. The nine and three months decreases are attributable to a reduction in our legal and consulting fees and the common area maintenance rent offset in part by the increase in outstanding share incentive rights expenses as a result of the increases in our share price that we experienced in 2003 versus 2002.

Interest Expense - Puerto Rico Operations.

Interest expense decreased 61% to $122,000 during the first nine months of 2003, as compared to $311,000 for the first nine months ended September 30, 2002 and decreased 56% to $40,000 during the third quarter of 2003 as compared to $91,000 of interest expense during the same period in 2002. The year-to-date as well as the quarter decreases are primarily attributable to an increase in the amount of interest eligible for capitalization, and reduction in outstanding debt during 2003, compared to 2002.

Provision for Income Taxes - Puerto Rico Operations.

The effective tax rates for both the nine and three months ended September 30, 2003 were 30%. The year-to-date and quarterly rates are consistent with the statutory rate of 29%.

LIQUIDITY AND CAPITAL RESOURCES:

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

Operating activities produced $13,130,000 and $3,914,000 of cash flow in the first nine months of 2003 and 2002, respectively. The results of operations are discussed in the OPERATIONS section.

Capital Spending and Development

During the first nine months of 2003, net cash used in investing activities reached $7,969,000, a 7% increase from the same period in 2002. This increase is primarily attributable to the purchase of a 95% ownership interest in two market rate apartment properties in St. Charles in January 2003 that were previously owned by the Wilson Family. The accounts of the two partnerships were carried over at historical cost basis increasing the operating properties, net of accumulated depreciation by $11,023,000, non-recourse debt by $12,230,000, other asset net of other liabilities of $762,000 and a decrease in owners equity by $2,153,000. This increase was offset in part by a reduction in the cash outflow for land improvements during the first nine months in 2003 compared to the same period in 2002.

We are actively seeking additions to our rental property portfolio. Currently, we are in the pre-development and finance acquisition stage of a new 252-unit apartment complex in St. Charles. Preliminary cost estimates for the property (excluding the land held in our land inventory) are expected to range between $95,000 and $100,000 per unit. In addition, we are currently performing our due diligence on two purchase agreements ($4,550,000) for two properties in the Washington, D.C. area. If these properties meet our requirements, we intend on financing their acquisition.

Financing Activities

During the first nine months of 2003, $9,063,000 of cash was used for net financing activities compared to $1,768,000 provided by financing activities during the same period in 2002. During the first nine months of 2003, we made $26,544,000 of debt curtailments compared to $17,870,000 of advances.

The following chart reflects our contractual financial obligations as of September 30, 2003:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community
Development and homebuilding	$ 31,863	$ 26,451	$ 3,692	$ 148	$ 1,572
Non-recourse debt-apartment properties	57,361	758	8,919	2,593	45,091
Capital lease obligations	233	137	96	-	-
Operating lease obligations	1,701	442	656	382	221
Other	86	25	58	3	-
Total contractual cash obligations	$ 91,244	$ 27,813	$ 13,421	$ 3,126	$ 46,884

LDA's land loans due to FirstBank with an aggregate outstanding balance of $11,215,000 were extended to June 30, 2004. These loans make up the primary development facility for Parque Escorial and historically have been extended upon formal request. This credit facility has $1,345,000 of available development funds that have not been advanced. The maturity date of the $6,248,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. The LDA loans due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions.

Substantially all of the Company's community development and homebuilding assets are encumbered by recourse debt.

The construction loan for the Brisas homebuilding project was extended to July 31, 2004. Construction advances of $4,592,000 remain available under this credit facility.

In July 2003, the Company secured a commitment letter from Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. This development loan is expected to close in November 2003.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. Charles County general obligation bonds are typically issued once a year in February. To expedite the funding of these improvements, the County has agreed to advance $3,000,000 from prior bond issuances. In October 2003, we provided the County with a $3,000,000 letter of credit and expect to receive the development funds from the County in November 2003.

In October 2003, we transferred a parcel of land from our Parque Escorial land inventory to a wholly-owned subsidiary for the purpose of constructing an office building. At that time, we entered into a $8,625,000 credit facility to fund the development and construction costs of this addition to our rental property portfolio. The construction loan will mature in 18 months from the closing date of the loan and at such time will convert into a 30-year term loan.

Throughout the remaining three months of 2003, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-Q, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations.
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

As of September 30, 2003, there have been no material changes in the Company's exposure to financial market risk since December 31, 2002 as reported in its Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Below is a description of all litigation that ACPT is party to which, if the outcome is adverse to ACPT, will have a material adverse effect on ACPT's results of operation and financial condition.

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

The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have recently reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties intend to formalize their settlement agreement in the upcoming weeks.

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

New Capitol Park Plaza Tenants Association v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 03-CA-8183, District of Columbia Superior Court. On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company is the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains ten counts, eight of which are alleged against Defendants including the Company. Those eight counts are for violation of the District of Columbia Consumer Protection Procedures Act (3 counts), breach of contract, negligence (2 counts), negligent retention of employees and construction contractors, and negligent entrustment. As relief, Plaintiffs sought a temporary restraining order, and seek a preliminary injunction, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, unquantified compensatory damages, attorneys' fees, and liquidated damages under the Consumer Protection Procedures Act. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied.

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the suit. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During the first nine months of 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. The next Plaintiff and Defendant's expert witness deposition is scheduled for January 2004. The Court scheduled a status conference for March 2004.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., Et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et al filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. The claim is in the discovery of evidence stage and no hearings have been scheduled as of September 30, 2003.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; Et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico. On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owed by Land Development Associates, S.E. (the "Company"), filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by the Company), the owners of the lessee, the lessee's Insurance Companies and the Company. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of the Company. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September declared that the allegations in the complaint regarding public nuisance do not fall under their policy. The trial dates have been scheduled for December 2003 and January 2004.

Due to the inherent uncertainties of the judicial process and the early stage of certain of these actions, we are unable to either predict the outcome of or estimate a range of potential loss associated with, these matters. While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If any of these matters are not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

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
Form 8-K dated August 13, 2003 (Items 9 and 12) (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 13, 2003	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 13, 2003	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer