Form 10-K
period 2003-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2004-03-30
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

As of June 30, 2003 the aggregate market value of the common shares held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $12,713,684. As of March 1, 2004, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2004 Annual Meeting of Shareholders to be held in June 2004 are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2003 Form 10-K Annual Report

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

References to "we," "us," "our" or the "Company" refer to American Community Properties Trust and our business and operations conducted through our subsidiaries.

GENERAL

On March 17, 1997, American Community Properties Trust ("ACPT" or "the Company"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC" or "Predecessor"), was formed as a real estate investment trust under Article 8 of the Maryland Corporation Associations Code (the "Maryland Trust Law"). ACPT was formed to succeed to most of IGC's real estate assets.

On October 5, 1998, IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed to the partners of IGC.

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.

ARPT

ARPT holds partnership interests in 15 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The U.S. property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development operations. These include the following:

    A 100% interest in St. Charles Community LLC which holds approximately 4,300 acres of land in St. Charles, Maryland; and
    The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a 100% subsidiary of IGP and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 180 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
    general partner interests in 9 Puerto Rico apartment partnerships, limited partner interest in 1 of the 9 partnerships;
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico; and
    a 100% ownership interest through LDA and IGP in Brisas de Parque Escorial, Inc. ("Brisas") and Escorial Office Building I, Inc., Puerto Rico corporations which were organized to build 208 condominium units and a three-story office building of 57,000 sq. ft. of construction area, respectively.

Set forth below is a brief description of these businesses.

INVESTMENT OF RENTAL PROPERTIES.

United States.

Rental Apartment Properties

ACPT, indirectly through its subsidiary, ARPT, and ARPT's limited partnership subsidiary, American Housing Properties L.P. ("AHP"), hold interests in 15 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,472 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership. Under non-recourse mortgages, the partners are not jointly and severally liable for the debt. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to the projects for residents of 993 apartment units and interest subsidies to projects comprising 248 units, excluding units receiving rent subsidies included in the 993 units above. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and 190 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 931 units are leased at market rates.

The partnership agreements of nine of the U.S. apartment partnerships representing 54% of the 2,472 rental units provide that AHP will receive between 50% and 99.9% of distributable surplus cash from operations, refinancings or dispositions as general partner. In two of those partnerships representing 12% of the 2,472 rental units, AHP also receives 25.5% of the distributable surplus cash from operations as a limited partner. One partnership representing 8% of the 2,472 rental units is wholly owned. In three other partnerships representing 12% of the 2,472 rental units, AHP receives 0% to 5% of the distributable surplus cash from operations as general partner until the limited partners have received cash distributions equal to their contributed capital. Thereafter, AHP as general partner will receive 50% of the distributable cash flow from operations, refinancings and dispositions. In two partnerships representing 10% of the 2,472 rental units, AHP also receives 51% of the cash distributions as limited partner. Once the limited partners have received cash distributions equal to their capital contributions, AHP's general partner's distributions increase to 50% and its share of limited partnership distributions decreases to 25.5%. In one of these partnerships, AHP will receive 1% of the distributable cash flow from operations.

Apartment Acquisitions

We are actively seeking additions to our rental property portfolio. Currently, we are in the development and finance acquisition stage of a new 252-unit apartment complex in Fairway Village in St. Charles. Preliminary cost estimates for the property (excluding the land held in our land inventory) are expected to range between $95,000 and $100,000 per unit. In addition, we are currently pursuing various opportunities to purchase apartment properties in the Washington, D.C. area.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the percentage of all units held by U.S. apartment partnerships; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
						Expira-
		No	%	12/31/03		tion
		of	of	Project	Occupancy	of
		Apt.	Port-	Cost	at	Subsidy
		Units	folio	(in thousands)	12/31/03	Contract
Consolidated Partnerships
Bannister Associates Limited Partnership	(1)	167	7%	$ 6,982	99%	N/A
	(2)	41	2%			2008
Coachman's Limited Partnership	(3)	104	4%	7,169	96%	N/A
Fox Chase Apartments General Partnership	(4)	176	7%	8,131	98%	N/A
Headen House Associates Limited Partnership	(5)	136	6%	6,342	98%	2004
Lancaster Apartment Limited Partnership	(6)	104	4%	5,092	95%	N/A
New Forest Apartments General Partnership	(4)	256	10%	14,174	90%	N/A
Palmer Apartments Associates	(7)	96	4%		94%	N/A
Limited Partnership	(7)	56	2%	6,391	93%	2004
Village Lake Apartments Limited Partnership	(3)	122	5%	7,879	89%	N/A
Wakefield Terrace Associates	(8)	164	7%	6,724	94%	2020
Limited Partnership		40	2%			2004
Wakefield Third Age Associates	(9)	84	3%	3,222	96%	2019
Limited Partnership		20	1%			2004
		1,566	64%	72,106
Unconsolidated Partnerships
Brookside Gardens Limited Partnership	(10)	56	2%	2,705	95%	N/A
Crossland Associates Limited Partnership	(1)	96	4%	3,472	91%	N/A
Essex Apartments Associates
Limited Partnership	(11)	496	20%	19,404	99%	2004
Huntington Associates Limited Partnership	(12)	204	8%	10,879	96%	2004
Lakeside Apartments Limited Partnership	(13)	54	2%	4,204	98%	N/A
		906	36%	40,664
		2,472	100%	$ 112,770
    Not subsidized.
    Receives subsidies under the National Housing Act up to a maximum of $462,480 per year.
    Not subsidized. ACPT acquired an ownership interest on January 23, 2003.
    Not subsidized, but 20% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    Receives subsidies under the National Housing Act up to a maximum of $1,486,752 per year.
    Not subsidized, but 51% of the units are subject to income guidelines set by the MCDA.
    56 units are subsidized under a six-month contract and receive subsidies under the National Housing Act up to a maximum of $259,530 for the period indicated. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $242,640 per year. In addition, these properties receive interest rate subsidies.
    Receives subsidies under the National Housing Act up to a maximum of $117,840 per year. In addition, these properties receive interest rate subsidies.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the LIHTC program.
    Receives subsidies under the National Housing Act up to a maximum of $4,027,296 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,177,424 per year.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.

Puerto Rico.

Rental Apartment Properties

ACPT, indirectly through IGP holds interests in 9 Puerto Rico apartment partnerships which collectively own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships are financed by non-recourse mortgages.

Five of the Puerto Rico partnership agreements representing 67% of the 2,653 rental units provide that IGP receive 50% of the net cash flow from operations. In the remaining four partnerships, representing 33% of the 2,653 rental units IGP receives a 0% to 1% interest in profits, losses and net cash flow from operations until the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGP will share 50% of cash distributions from operations, refinancing and disposition. As a result of loans made to various Puerto Rico apartment partnerships, IGP also holds notes receivable from four of these partnerships. The notes are required to be paid prior to paying partnership distributions from refinancing, sale or other capital events.

Puerto Rico has a population of approximately 3.9 million inhabitants, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As presented in the 2003 Economic Report to the Governor, per capita personal income is $10,969 with an average family income of $37,221 in fiscal year 2003. The economy of Puerto Rico registered growth in constant dollars of 1.9% in 2003.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the percentage of all units held by Puerto Rico apartment partnerships; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
			%			Expiration
		No. of	of	12/31/03	Occupancy	Of
		Apt.	Port-	Project Cost	at	Subsidy
		Units	folio	(in thousands)	12/31/03	Contract

San Anton	(1)	184	7%	$ 4,941	98%	2004
Monserrate Associates	(2)	304	11%	11,972	99%	2004
Alturas del Senorial	(3)	124	5%	4,858	100%	2004
Jardines de Caparra	(4)	198	7%	7,585	99%	2005
Colinas de San Juan	(5)	300	11%	12,403	100%	2006
Bayamon Gardens	(6)	280	11%	13,907	100%	2011
Vistas del Turabo	(7)	96	4%	3,478	100%	2021
Monserrate Tower II	(8) (9)	304	11%	12,756	99%	2020
Santa Juana	(8) (10)	198	7%	7,698	100%	2020
Torre De Las Cumbres	(8) (11)	155	6%	6,876	100%	2020
De Diego	(8) (12)	198	8%	7,775	100%	2020
Valle del Sol	(13)	312	12%	15,723	98%	2008
		2,653	100%	$ 109,972
    Receives subsidies under the National Housing Act up to a maximum of $1,032,000 per year.
    Receives subsidies under the National Housing Act up to a maximum of $2,240,784 per year.
    Receives subsidies under the National Housing Act up to a maximum of $637,146 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,216,809 per year.
    Receives subsidies under the National Housing Act up to a maximum of $1,623,000 per year.
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
    Receives subsidies under the National Housing Act up to a maximum of $2,347,631 per year.

Commercial Rental Properties

In December 1998, LDA transferred title to a seven-acre site in Parque Escorial's office park on which a 150,000 square foot building was built by ELI, a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a Government Agency, for 30 years at the end of which the lessee can acquire it for $1. For income tax and book purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI are tax-free. The tax-free status stays intact when ELI distributes its income to LDA.

In October 2003, IGP transferred a parcel of land from their Parque Escorial land inventory to a wholly owned subsidiary for the purpose of constructing a 57,000 sq. ft. three story office building. The building is being constructed on 2.1 acres in the Parque Escorial Office Park, for a total cost of $10.7 million and is projected to be ready for occupancy in January 2005.

LDA also owns approximately 490 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. Portions of the land may also be developed for residential use. At present, LDA is in the process of developing and/or leasing the land for a fully integrated entertainment complex consisting of movie studios, an amphitheater, and an amusement park. In 1999, the Puerto Rico Government enacted Bill 1958, "The Film Industry Law". This law provides tax incentives and credits to producers, film projects and infrastructure developers in an effort to attract the film industry to Puerto Rico. In 2004, LDA filed an application with the Puerto Rico Film Commissioner to obtain a license in order to benefit from the incentives provided by the Film Industry Law for Infrastructure Projects; however, there are no assurances that we will obtain the license or the other requirements to move forward with this project.

Government Regulation

HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and Section 236, ARMC or IGP screens residents for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships that are renewed annually.

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

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2004 and 2021. ACPT intends to seek the renewal of expiring subsidy contracts for its properties, with the exception of Wakefield Third Age where we have provided the required one-year notice to option out of the subsidy contracts. HUD has in the past approved new subsidy contracts for five-year terms, renewable annually. Please refer to the tables shown on the preceding pages for the expiration dates and amounts of subsidies for the respective partnerships.

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

Competition

ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties average annual occupancy is approximately 98%. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. Our occupancy for our market rate properties range from 89% to 98%. When for-sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase the market for apartment rental units typically benefits.

Condominium Conversion of Apartment Properties

U.S. Operations

ACPT does not currently intend to convert any of its U.S. properties into condominiums.

Puerto Rico Operations

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

ACPT's subsidiary, IGP, has been successful in converting rental apartments, having previously converted 2,192 units in Puerto Rico owned by IGP and certain affiliates. ACPT does not intend to convert other Puerto Rico properties at this time, and will pursue extensions of subsidy contracts as they mature.

PROPERTY MANAGEMENT.

U.S. Operations

ACPT, indirectly through its subsidiary ARMC, operates a property management business in the Washington, D.C. metropolitan area and in Richmond, Virginia. ARMC earns fees from the management of 4,176 rental apartment units. ACPT holds an ownership interest in 2,472 units, including the 226 units purchased in January 2003. Management fees for the 2,472 units are based on a percentage of rents ranging from 3.5% to 9.8%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. Management fees for other apartment properties owned by or affiliated with J. Michael Wilson, Chairman and CEO of ACPT, range from 3% to 4.5% of rents.

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

IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of the Low Income Housing Preservation and Resident Home Ownership Act (also known as LIHPRHA). The management agreements for these properties expire March 15, 2004 and are expected to be renewed for one year at the current rate.

COMMUNITY DEVELOPMENT.

ACPT's community development assets consist of more than 4,700 acres of developed and undeveloped land in the master planned communities of St. Charles, Maryland, Parque Escorial in Carolina, Puerto Rico and Parque El Comandante in Canovanas, Puerto Rico. The land in St. Charles and Parque Escorial is being developed by ACPT and its subsidiaries for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, as well as commercial and industrial uses. ACPT has identified approximately 49 acres of Parque El Comandante to be developed for commercial use.

St. Charles - U.S. Operations

ACPT, indirectly through ALD, owns approximately 4,250 undeveloped acres in the planned community of St. Charles, which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The 2002 average household income in Charles County is estimated at $78,948. Building permit activity for new structures decreased to 2,528 permits issued in Charles County in 2003 compared to 2,846 permits issued in 2002. This reflects a decrease of 11%.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (substantially completed), Fairway Village (currently under development), and Piney Reach and Wooded Glen, both undeveloped. Each of the developed villages consist of individually planned neighborhoods, and include schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18-hole public golf course in its Fairway Village community. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.

The development of St. Charles as a planned unit development ("PUD") began in 1972 when Charles County approved a comprehensive PUD agreement for St. Charles. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2003, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,287 acres, including an industrial park and a 40-acre commercial center. Opened in 1999, Fairway Village continues to experience increased buyer activity and home sales as evidenced by the 88 lots settled in 2003 by Washington Homes, Inc., NVR (Ryan Homes) and Rainbow Homes. The original model home park has been converted for residential occupancy, and a new model home park is under construction at this time. Builders have settled 382 fully developed single-family lots in the first five parcels. Infrastructure construction has begun on the next 69 lots with delivery expected in May of 2004. Engineering of an additional 91 lots is in review by the County, and construction should commence in the summer of 2004.

In November 2002, we reached an agreement with the U.S. Home Corporation to develop as many as 400 units in an active adult community in Fairway Village. Construction is expected to commence in the second quarter of 2004.

In March 2004, the Company executed an agreement with a major homebuilder to purchase approximately 1,950 residential lots, approximately 1,359 single-family lots and 591 town home lots in Fairway Village. The agreement requires the homebuilder to provide $20 million of letters of credit to secure the purchase of the lots. These letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20 million. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners. Under the agreement, the builder is required to purchase at a minimum 200 residential lots developed by the Company per year on a cumulative basis. The price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder. The current selling price of townhomes in this area is approximately $200,000 while single-family homes are selling in the $250,000 to $300,000 range. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,000 acres, and are planned for development near the completion of Fairway Village. The County Commissioners must approve the total number and mix of residential units before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained.

Our backlog as of December 31,2003 within our U.S. operations consisted of one single-family lot located inside the model park, at a base selling price of $70,000 and 4.1 acres of commercial land totaling $251,600.

Government Approvals

The St. Charles master plan has been incorporated into Charles County's comprehensive zoning plan. In addition, the Charles County government has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles are subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.

In 2001, the Charles County Commissioners enacted the Adequate Public Facilities Policy. This policy limits the number of residential building permits issued to the amount of school allocations calculated in a given period.

Under a settlement agreement reached between ACPT and the County, the County will provide guaranteed school allocations to St. Charles for 255 new dwelling units per year, cumulative through December 2005. The County will reevaluate the agreement in January 2005 in order to determine the number of additional school allocations necessary to sustain the continued development and sustained economic viability of the St. Charles PUD. There are no guarantees that the additional allocations will be granted. Under the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles. As of December 31, 2003, approximately 1,800 of the 2,000 units remained. Our agreement reached with the County also provides for the following: (i) a refund has been made to ACPT's predecessor for certain water and sewer fees previously paid; and (ii) the County has agreed to open the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.

As part of the settlement agreement, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system and to dismiss all pending water and sewer litigation. In accordance with the agreement, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company in March 2004. The fifteen-year bonds bear escalating interest rates of 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. An additional $12,000,000 of bonds will be issued in the future. The loans from the County are collateralized by letters of credit from U.S. Home Corporation.

The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Kingsview, a 640-unit project being developed by Miller & Smith, Charles Crossing, a 451-unit project being developed by a local developer, and Highgrove, a 339-unit project also being developed by a local developer. Smaller projects are being developed by more than 20 other developers. The growing marketplace attracts major national and regional homebuilders. In this very price sensitive market, ACPT continues to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. A limited number of school allocation permits in Charles County has slowed the growth of new residential construction. The recent guarantee of school allocations of 255 new dwelling units per year, cumulative through December 2005, provides the Company with a competitive edge.

Environmental Impact

Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically the land has been used for farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for the Sheffield Neighborhood as well as parts of the Gleneagles Neighborhood in Fairway Village, the current phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while local, state and federal agencies for environmentally sensitive areas are reviewing plans.

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

In 2003, we spent $63,000 for these costs. As land development continues, an annual cost of $100,000-$200,000 can be expected.

Parque Escorial - Puerto Rico Operations

ACPT, indirectly holds a 100% interest in LDA, which in 1989 acquired the 427 acre site of the former El Comandante Race Track. The master plan for Parque Escorial was approved in 1994 and contemplates the construction of 2,700 dwelling units of various types on 282 acres and the development of 146 acres for commercial, office and light industrial uses. The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of 125,000 square feet. LDA has developed and sold 248 acres, and continues to own 180 acres of developed and undeveloped land. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Site improvements for the current residential phase, comprising approximately 2,096 units, are substantially complete. The Company has completed the development of a 208-unit homebuilding project and the remaining developed residential land has been sold, with the exception of one parcel for 160 units that will be transferred to IGP's subsidiary in 2004 for homebuilding operation. The next residential phase, comprising approximately 448 units, is in the design stage. There were no land sales in backlog within our Puerto Rico operations as of December 31, 2003.

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

ACPT believes that in addition to developing commercial land for sale, opportunities exist to develop commercial rental properties in Puerto Rico, such as a film and television studio in its 524 acres community in Parque El Comandante. There can be no assurance that approvals for such development can be obtained, or if obtained that the Company will be able to successfully develop such land.

Competition

The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from condominium projects in areas the Company believes to be similar or less desirable than Parque Escorial. Parque Escorial's home prices appeal primarily to entry level purchasers.

Environmental Impact

Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land. An Erosion and Sedimentation Control Plan must be obtained prior to construction. This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2003, we did not incur any of these costs. Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period.

HOMEBUILDING IN PUERTO RICO.

During 2001, IGP formed a wholly owned subsidiary, Brisas, a Puerto Rico corporation, to construct and sell a 208-unit residential project. At December 31, 2003, the project was substantially completed and delivered 153 units with 55 units remaining to be delivered in 2004. There were 14 of these remaining units under contract with an average sales price per contract of $171,000. Each sale is backed by a $4,000 deposit and a non-contingent sales contract. Residential sales at Brisas have averaged eight units per month. The project is a "walk-up" type and is sold within the price range for FHA financing. The majority of the sales to date have been financed with conventional loans.

FINANCIAL INFORMATION RELATED TO INDUSTRY SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES
	Year
	2003	2002	2001
	($ in thousands)
Sales and services to non-affiliated customers:
U. S. operations:
Land sales	$ 6,893	$ 9,974	$ 10,178
Puerto Rico operations:
Land sales	-	-	6,813
Home sales	21,560	5,012	-
Management fees	467	494	454
Sales and services to affiliated customers:
U. S. operations:
Management fees	1,283	1,334	1,194
Puerto Rico operations:
Management fees	1,584	1,729	1,693
Net Income
U. S. operations	1,527	2,506	2,009
Puerto Rico operations	3,433	1,213	1,131
Total Assets:
U. S. operations	95,646	78,737	72,925
Puerto Rico operations	60,542	70,348	63,956

GENERAL.

Employees

ACPT had 278 full-time employees as of December 31, 2003, 123 in the United States and 155 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

Available Information

ACPT files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.acptrust.com. We make available, free of charge, on or through www.acptrust.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

ACPT owns real property located in the United States and Puerto Rico. As of December 31, 2003, the Company's community development land holdings and current operating apartment properties consisted of the following:
United States Segment
Charles County, Maryland
Finished inventory- Residential lots Commercial, office or light industrial acres	1 91
Under development- Residential lots Commercial, office or light industrial acres	254 96
Pre-development - master plan approved Residential lots Commercial, office or light industrial acres	2,709 593
Held for future development acres	2,547

Apartment Properties number of units *
Bannister Associates Limited Partnership	208
Coachman's Limited Partnership	104
Fox Chase Apartments General Partnership	176
Headen House Associates Limited Partnership	136
Lancaster Apartment Limited Partnership	104
New Forest Apartments General Partnership	256
Palmer Apartments Associates Limited Partnership	152
Village Lake Apartments Limited Partnership	122
Wakefield Terrace Associates Limited Partnership	204
Wakefield Third Age Associates Limited Partnership	104
Brookside Gardens Limited Partnership	56
Crossland Associates Limited Partnership	96
Huntington Associates Limited Partnership	204
Lakeside Apartments Limited Partnership	54

Henrico County, Virginia
Apartment Property number of units *
Essex Apartments Associates Limited Partnership	496

Puerto Rico Segment
Carolina, Puerto Rico
Finished inventory- Residential lots Commercial, office or light indusrial acres	160 8
Under development- Commercial, office or light industrial acres	7
Held for future development acres	117

Apartment Properties number of units *
San Anton	184
Monserrate Associates	304
Monserrate Tower II	304

Canovanas, Puerto Rico
Held for future development acres	490

San Juan, Puerto Rico
Apartment Properties number of units *
Alturas del Senorial	124
De Diego	198
Colinas de San Juan	300
Torre De Las Cumbres	155

Caguas, Puerto Rico
Apartment Properties number of units *
Vistas del Turabo	96
Santa Juana	198

Bayamon, Puerto Rico
Apartment Properties number of units *
Jardines de Caparra	198
Bayamon Gardens	280
Valle del Sol	312

* Each of the apartment properties listed here are encumbered by non-recourse mortgages.
ITEM 3.	LEGAL PROCEEDINGS

Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269; Circuit Court for Charles County, Maryland. On February 24, 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC, completed the construction in question by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company.

The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have recently reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties are in the process of formalizing this agreement.

St. Charles Planning & Design Review Board-Smallwood Village vs. George C. Vann, et al., No. 08-C-01-264; Circuit Court for Charles County, Maryland. On May 21, 2001, the Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. Vann appealed the dismissal and the appellate court dismissed the appeal as premature. Once the underlying claim between PDRB and Mr. Vann is tried, Mr. Vann has the right to refile his appeal. The Company will continue to defend against these charges.

New Capitol Park Plaza Tenants Association v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 03-CA-8183, District of Columbia Superior Court. On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act.

Constance and Joseph Stephenson v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-000572, District of Columbia Superior Court. On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company is the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plantiffs' apartment.

Karen Stephenson v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-000410, District of Columbia Superior Court. On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company is the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plantiff's apartment.

Nine Capitol Park Apartments Tenants v. American Rental Management Co., Capitol Park Apartments L.P., et al., Case No. 04-CA-001073, District of Columbia Superior Court. On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plantiff's apartment.

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's account statements the new "adjusted loss earnings" amount to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. The next Plaintiff and Defendant's expert witness deposition is scheduled for April 2004. The Court scheduled a status conference for March 2004.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et al filed a claim against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. The court granted permission and scheduled a continuance status conference for June 25, 2004. The claim has an extensive discovery of evidence outstanding and oral dispositions are also pending.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico. On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owed by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. The Court postponed the trial scheduled for January 2004 and did not reschedule a new trial date.

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

ACPT is also a party from time to time in various legal proceedings arising in the ordinary course of business. In management's opinion, all of these matters, taken together, are not expected to have a material adverse impact on ACPT.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The principal market for our Company's common shares is the American Stock Exchange under the symbol "APO" but it is also listed on the Pacific Exchange under the same trading symbol. As of the close of business on March 1, 2004, there were 156 shareholders of record of ACPT's common shares. On March 1, 2004, the closing price reported by the American Stock Exchange was $8.20. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's shares as reported in the consolidated reporting system of the American Stock Exchange Composite.

		Price Range of ACPT Shares
		High	Low

2003	Quarter
	Fourth	$ 8.30	$ 6.30
	Third	6.89	5.05
	Second	5.89	5.10
	First	6.10	4.93

2002	Quarter
	Fourth	$ 5.80	$ 5.30
	Third	6.48	5.40
	Second	7.65	5.50
	First	7.50	6.00

Minimum annual distributions

Under the terms of the Declaration of Trust of ACPT, the Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by ARPT with respect to undistributed capital gains.

Non-required dividend distributions to shareholders

There were no cash dividends paid on the Company's common shares in 2003 or 2002. In January 2004, the Company's Board of Trustees declared a cash dividend of $0.10 per share payable on February 25, 2004 to shareholders of record on February 11, 2004. Dividend distributions in addition to the required minimum distribution (as stated above) will be evaluated quarterly and made at the discretion of the Board of Trustees. In making such determinations, the Board of Trustees will take into account various factors, including ACPT's anticipated needs for cash for future expansion and development, current and anticipated expenses, obligations and contingencies, and other similar working capital contributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2003. It should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share and operating data)
Income Statement Data:
Land sales	$ 6,893	$ 9,974	$ 16,991	$ 13,576	$ 17,520
Home sales	21,560	5,012	-	-	-
Rental property revenues	16,059	10,962	10,299	9,738	9,229
Management and other fees	3,334	3,557	3,341	3,738	3,213
Equity in earnings from partnerships
and developer fees	3,764	2,804	2,184	3,234	1,396
Reimbursement of expenses related to
Managed entities	6,754	6,278	5,825	5,583	5,738
Gain from expropriation	-	-	630	-	-
Interest and other income	309	681	902	1,185	1,189
Total revenues	58,673	39,268	40,172	37,054	38,285
Cost of land sales	4,936	6,985	11,922	8,783	10,947
Cost of home sales	16,728	4,028	-	-	-
Interest expense	3,813	2,738	4,676	4,535	4,183
General and administrative expense	7,952	6,241	6,497	6,357	6,051
Expenses reimbursed from managed entities	6,754	6,278	5,825	5,583	5,738
Other operating expenses	10,918	6,811	6,286	5,990	6,347
Total expenses	51,101	33,081	35,206	31,248	33,266
Minority interest	(277)	(280)	(323)	(226)	(414)
Income tax provision	2,335	2,188	1,503	1,898	18
Net income	4,960	3,719	3,140	3,682	4,587
Earnings per share
Basic	$ 0.96	$ 0.72	$ 0.60	$ 0.71	$ 0.88
Diluted	$ 0.95	$ 0.71	$ 0.60	$ 0.71	$ 0.88

Balance Sheet Data:
Assets related to rental properties	$ 60,132	$ 46,250	$ 43,734	$ 45,595	$ 47,345
Assets related to commercial properties	4,914	5,035	5,021	5,174	4,996
Assets related to community development	53,338	54,819	59,442	63,558	60,152
Assets related to homebuilding	6,010	13,891	6,929	211	-
Cash and other assets	16,852	15,104	8,914	10,165	8,915
Total assets	141,246	135,099	124,040	124,703	121,408
Debt related to rental properties
Recourse	1,951	-	427	602	882
Non-recourse	66,685	42,335	37,102	37,677	38,188
Debt related to community development
Recourse	22,661	32,052	37,327	45,855	42,497
Debt related to homebuilding
Recourse	22	11,154	6,194	-	-
Other liabilities	13,793	16,705	13,856	14,565	17,604
Total liabilities	105,112	102,246	94,906	98,699	99,171
Shareholders' equity	36,134	32,853	29,134	26,004	22,237

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Rental apartment units managed at
end of period (includes remaining units
under condominium conversion)	7,747	7,747	7,747	7,756	8,566
Units converted to condominiums and sold	-	-	9	299	84
Community Development
Residential lots sold	88	161	333	438	222
Residential lots transferred to homebuilding	-	-	208	-	-
Commercial and business park acres sold	8	13	59	5	97
Homebuilding
Homes sold	124	29	-	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  National, regional and local economic and business conditions that will, among other things, affect:
    Demand for residential lots, commercial parcels and multifamily housing
    The ability of the general economy to recover timely from the recent economic downturn
    Availability and creditworthiness of tenants
    The availability of financing for both our customers and us
  Adverse changes in the real estate markets, including, among other things:
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

ACPT and its representatives may from time to time make written and oral forward looking statements, including statements contained in press releases, in its filings with the Securities and Exchange Commission, in its reports to shareholders and in its meetings with analysts and investors.

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

GENERAL

American Community Properties Trust ("ACPT" or "Company") is a self managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding through its consolidated subsidiaries. These operations are managed out of two primary offices: St. Charles, Maryland, which also houses the executive offices, and San Juan, Puerto Rico.

The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by third parties including our founder's family ("Wilson Family") as well as our community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the Company and its predecessor with inventory for the last three decades with expectations of another three decades. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited ownership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate partnerships. ARPT's ownership in these partnerships ranges from 1% to 100%. We expect to retain the apartment land in St. Charles identified for future apartment units to expand our apartment investment portfolio. We are also seeking additional properties that will add value to our existing investment assets.

The Puerto Rico operations are managed through Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp, a wholly owned subsidiary of the Company. IGP provides property management services to apartment properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, commercial properties owned by the Wilson Family as well as our homebuilding operations, community development operations and property management associations related to our planned communities. IGP holds our general, special and limited partnership ownership interests in our Puerto Rico apartment property portfolio. The apartment properties are individually organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 50%. Land Development Associates, S.E. ("LDA") owns our community development assets, two planned communities, in Puerto Rico. The first planned community, Parque Escorial, consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own homebuilding operations or investment portfolio. Our second planned community is in the planning stages. LDA retained a limited partnership interest in a commercial building built on land in Parque Escorial contributed by LDA. Our homebuilding operation builds condominiums for sale on land located in Parque Escorial.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines critical accounting policies as those that are most important to the portrayal of our financial condition and results. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, which we refer to as GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Below is a discussion of accounting policies, which we consider critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain.

Sales, Profit Recognition and Cost Capitalization

Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Home sale revenues are recognized upon settlement with the homebuyers.

The costs of acquiring and developing land are allocated to our land assets and charged to cost of sales as the related inventories are sold. The cost of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the relative sales value method, which relies on estimated costs and sales values. Residential and commercial land sales can be highly cyclical. Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots or condominiums in a timely manner. Failure to sell such homes and lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. Even though our cost estimates are based on outside engineers' cost estimates, historical cost and actual development and construction costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations. Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.

ACPT's interest costs related to land assets are allocated to our land assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. The interest incurred on the land acquisition and construction loan is capitalized to the extent of qualifying assets.

Impairment of Long-Lived Assets

In August 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. On a quarterly basis, ACPT evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144. In cases where management is holding for sale particular properties, impairment is assessed on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Depreciation of Investments in Real Estate

We are required to make assessments as to the useful lives of our real estate assets for purposes of determining the amount of depreciation to reflect on our income statement on an annual basis. Our assessments, all of which are judgmental determinations, of our investments in our real estate assets are as follows:

• Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,

• Furniture, fixtures and equipment over five to seven years using the straight-line method

• Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

Income Taxes

The Company's tax structure is a complex one that involves foreign source income, multiple entities that do not file a consolidated return and multiple entities with different tax structures. Due to the complex nature of our tax structure, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS:

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations for our U.S. operations and our Puerto Rico operations for the three years ended December 31, 2003, 2002 and 2001. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.
U.S. Operations
	Year Ended December 31,			Increase (Decrease)
	2003	2002	2001	03 vs. 02	02 vs. 01
	(in thousands)
Community development:
Land sales revenue	$ 6,893	$ 9,974	$ 10,178	-31%	-2%
Cost of sales	4,870	6,896	6,665	-29%	3%
Gross profit	2,023	3,078	3,513	-	-
Gross profit margin	29%	31%	35%	-6%	-11%
Consolidated apartments:
Rental Revenue	16,059	10,962	10,299	46%	6%
Operating expenses	6,901	4,644	4,111	49%	13%
Interest expense	3,464	2,152	2,327	61%	-8%
Depreciation and amortization	2,618	1,744	1,721	50%	1%
Minority interest	266	269	312	-1%	-14%
Profit contribution	2,810	2,153	1,828	31%	18%
Unconsolidated investments:
Equity in earnings from partnerships	1,166	289	483	303%	-40%
Sponsor and developer fees	-	188	365	-100%	-48%
Write-off deferred project costs	4	54	126	-93%	-57%
Profit contribution	1,162	423	722	175%	-41%
Management and other fees	1,283	1,334	1,194	-4%	12%
Interest and other income	19	39	25	-51%	56%
General, administrative, selling and marketing expense	4,486	3,456	3,435	30%	0.6%
Allocation to other segment	-	(907)	(770)	-100%	18%
Interest expense	205	221	1,499	-7%	-85%
Other expense	148	114	57	30%	100%
Pretax income	2,458	4,143	3,061	-41%	35%
Provision for income taxes	931	1,637	1,052	-43%	56%
Net Income	$ 1,527	$ 2,506	$ 2,009	-39%	25%
Effective tax rate	38%	39%	34%	-3%	15%

Community Development - U.S. Operations:

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

2003 compared to 2002

Revenues

Community development land sales revenue decreased 31% in 2003 to $6,893,000 from $9,974,000 in 2002.

Residential Land Sales

During 2003, we sold 88 standard size single-family lots for an average sales price of $62,000 compared to 87 standard size single-family lots which sold for an average sales price of $55,000, 54 small single-family lots for an average sales price of $43,000, and 20 townhome lots for an average sales price of $35,000 during the same period of 2002. The decrease in residential lots sold during 2003 compared to 2002 is attributable to state mandated changes in storm water management regulations that forced us to reengineer our design plans, thus delaying the development and release of the next parcel of land in Fairway Village. The sales price of the standard single family lot increased 13% in 2003 pursuant to escalation provisions in the sales contracts and price increases. At December 31, 2003 we had one single-family lot in backlog, located inside the model park, at a base selling price of $70,000. We commenced development of the next parcel of land in Fairway Village that contains a total of 69 lots. These lots are expected to be developed and ready for sale by the second quarter of 2004.

Commercial Land Sales

During 2003, we sold 8 acres of commercial land for sales prices that ranged from $2.19 to $9.51 per square foot compared to 13 acres of commercial land for sales prices that ranged from $1.21 to $5.21 per square foot for the same period in 2002. Our 2002 commercial land sales included the sale of a seven-acre parcel for retail use for $5.21 per square foot; we did not have a comparable sale in 2003. The average sales prices of these parcels differ due to their location, use and level of development. As of December 31, 2003, 4.1 acres for a total of $251,600 are in backlog.

Future Sales

In November 2002, we reached a joint venture agreement with the U.S. Home Corporation to develop as many as 400 units in an active adult community in the Gleneagles Neighborhood in Fairway Village. We are currently in the engineering phase for infrastructure improvements and expect the joint venture to commence during second quarter of 2004.

Gross Profit

Gross profit is defined as land sales revenue less cost of sales. The combined gross profit of our community development operations for 2003 decreased to 29% from 2002's gross profit of 31%. The decrease was primarily attributable to the use and location of our commercial and industrial land sold during the respective periods. The gross profit in 2003 was also negatively impacted by the reduced sales volume of our residential and commercial land as well as an additional $53,000 of costs incurred related to a parcel of land sold in a prior year. The decrease was offset by price increases for our Fairway Residential lots resulting in gross profit margins of 43% in 2003 as compared to 31% in 2002. During 2003, the gross profit margins on the commercial parcels sold ranged from 5.66% to 38.7% compared to 58.2% to 70.1% earned in 2002. In 2002, we closed on a seven-acre parcel for retail use, which produced a 58% gross profit margin due to its higher selling price and limited site improvements with no comparable sale in the 2003 period. During 2003, we sold six acres located in our industrial parks developed in the 1970's and 1980's. Since that time, the county and state development requirements have continued to change requiring additional development to deliver the lots for final use. The increased carrying costs and additional development have eroded the profits resulting in a less than 6% gross margin for those parcels.

2002 compared to 2001

Revenues

Community development land sales revenue decreased 2% in 2002 to $9,974,000 from $10,178,000 in 2001.

Residential Land Sales

During 2002, we sold 87 standard size single-family lots which sold for an average sales price of $55,000, 54 small single-family lots for an average sales price of $43,000, and 20 townhome lots for an average sales price of $35,000 compared to 79 standard size single-family lots for an average sales price of $52,000, 8 small single-family lots for an average sales price of $43,000, 26 townhome lots for an average price of $33,000. The decrease in residential lots sold during 2002 compared to 2001 is attributable to the fact that during the last three years demand for lots in Charles County has increased while the supply has decreased. We incurred hurdles in obtaining permits from the County on a timely basis to deliver a steady supply of lots. Pursuant to a 2002 agreement with Charles County, we will be able to obtain permits for 255 residential lots per year through 2005. The sales prices of the standard single family lot increased a slight 6% in 2002.

Commercial Land Sales

During 2002, we sold 13 acres of commercial land for sales prices that ranged from $1.21 to $5.21 per square foot compared to 27 acres of commercial land for sales prices that ranged from $0.92 to $12.58 per square foot for the same period in 2001. The average sales prices of these parcels differ due to their location, use and level of development.

Gross Profit

The combined gross profit for 2002 was 31%, a 4% decrease from 2001's gross profit of 35%. These variations are a result of the change in mix of sales between years and the quality of the commercial sales. During 2002, 81% of the total sales revenue was generated by residential sales compared to 52% in 2001. Typically commercial sales outside of Fairway Village produce a greater gross profit margin than the residential lots. The margins for the residential lots in Fairway have increased from 31% in 2001 to 32% in 2002. These increases are primarily a result of the sales prices in Fairway Village escalating at a rate greater than the expected development costs. During 2002, the townhome lots in Smallwood Village were sold out. These lots produced a gross profit margin during the last two years that ranged from 18% to 20%. These margins were lower than our typical residential margins due to location and changes in the County's regulations. The gross profit margin of the significant 2002 commercial sale was 58%, 10% less than expected due to the unexpected costs of moving major utility lines from the purchaser's development path.

Recent Developments

On March 4, 2004, we executed an agreement with a major homebuilder to purchase approximately 1,950 residential lots in Fairway Village. Pursuant to the terms of this agreement, the builder is required to purchase, at a minimum, 200 residential lots developed by the Company on a cumulative basis per year. The price of the lots will be based on a formula using the base sales price of the homes sold by the builder. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

Rental Property Revenues and Operating Results - U.S. Operations:

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Ten properties were consolidated during 2003 compared to seven properties during 2001 and 2002. The consolidation of the three additional properties resulted from the acquisitions of controlling interests in Bannister (December 2002), Village Lake (January 2003) and Coachman's (January 2003). Five of the properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes three of the properties and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) increased to $2,810,000 in 2003 compared to $2,153,000 in 2002 and $1,828,000 in 2001. The overall increase in revenues and expenses in 2003 is primarily the result of the consolidation of the three additional properties as described above.

2003 compared to 2002

On a comparable basis of properties between years, the net income generated from the consolidated apartment partnerships' operations for 2003 was $2,482,000 as compared to $2,153,000 for 2002. The gross potential rent of the fair market properties in 2003 increased, on average 7%, due to favorable market conditions while subsidized rents increased on average 6% as allowed by HUD. The increases we experienced in our gross potential rents were partially offset by the increase in repairs and maintenance expenses incurred at our apartment property buildings during 2003. We also saw an increase in our bad debt expense along with additional interest expense and mortgage insurance expenses incurred related to the debt refinancing of one of our investment properties.

2002 compared to 2001

In 2002, market conditions allowed us to increase our market rate rents 7% over 2001's rents while the subsidized rents increased by 5%. Operating expenses increased 13% in 2002 and 7% in 2001. The increase in operating expenses in 2002 compared to 2001 is primarily due to historic high increases in commercial insurance for rental properties and increased maintenance costs as we push to improve the value of the properties. In 2002, the increase in the subsidies did not cover the increased cost of insurance and operating cost. In addition, during 2001 one property incurred a fire loss in excess of its insurance coverage of $60,000.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - U.S. Operations:

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

2003 compared to 2002

Equity in earnings from partnerships and sponsor and developer fees increased $689,000 during 2003 to $1,166,000 as compared to $477,000 for the same period in 2002. The increase in our earnings in the most recent fiscal year is primarily a result of distributions in excess of basis, $885,000, that we recognized in 2003 in conjunction with the refinancing of one of our partnership's mortgage. In 2003, the effect of the refinancing was partially offset by the fact that all of our deferred developer fees were fully amortized into income in 2002. Secondly, our prior year's earnings reflected our equity pick up from Bannister, which at that time was not consolidated for accounting purposes. The increases in the refinancing proceeds were also offset by increases in interest expense and mortgage insurance premiums from the refinancing of Crossland as well as an overall increase in property rehab costs and hazard insurance premiums.

2002 compared to 2001

In 2002, we recognized a 40% decrease in income from the apartment properties compared to 2001 primarily due to a fire loss in one subsidized property that exceeded the insurance coverage and one month's lost subsidy in another property during the conversion to market rents. Our share of this fire loss was $116,000. Since the fire, we have switched insurance carriers and coverage limits to prevent this from recurring in the future. Occupancy rates remained stable in 2002 compared to 2001. In 2001, one subsidized property received a retroactive increase in its subsidies and our share of cash flow from one property increased to 100% from 5% after the limited partners recovered their initial investment in the third quarter of 2000. On December 31, 2002, we purchased the limited partners interest in this property, refinanced the property and commenced a conversion from a HUD interest subsidy to a market rate property. The property was successfully converted to a market rate property and is now a part of our consolidated investment portfolio.

During 2002, $54,000 of architect fees was written off when an updated product design was selected for our next apartment complex. In 2001, we evaluated a potential acquisition to our apartment investment portfolio. The complex did not meet our acquisition requirements, resulting in the write-off of the $126,000 incurred during this process.

Management and Other Fees - U.S. Operations:

We earn a revenue-based monthly management fee from the apartment properties that we manage, including four properties owned by or an affiliate company of J. Michael Wilson. We receive an additional fee from these properties as well as the properties in Puerto Rico for their use of the property management computer system that we purchased at the end of 2001and a fee for vehicles purchased by the Company used on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from the properties that are not consolidated.

2003 compared to 2002

Management and other fees earned for the year ended December 31, 2003 were $1,283,000, a 4% decrease compared to $1,334,000 of fees earned in 2002. The fiscal year's decrease is primarily the result of $235,000 of management fees from Bannister, Coachman's and Village Lake recognized in 2002 but eliminated upon consolidation in 2003. This decrease was offset in part by the following: (1) an increase in partnership rental revenue earned in two of the apartment properties that we manage (2) recognition of a special management fee in conjunction with the refinancing of one of the partnership's mortgage in 2003 and (3) an increase in computer service income since the new software was in service for a full year in 2003 as compared to a partial year in 2002.

2002 compared to 2001

Management fees increased 12% in 2002 compared to 2001 as a result of an increase in the monthly management fee from a Wilson Family owned property from 2.5% to 4% and increased rental revenues earned by the apartment properties.

General, Administrative, Selling and Marketing Expense - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for 14 properties located in St. Charles, Maryland and to a lessor extent the other managed properties. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement. In 2002, our Company maintained a policy of allocating corporate overhead charges incurred at the executive office to the Puerto Rico operations. Effective January 1, 2003, we no longer allocate these expenses to the Puerto Rico operations for reporting and management purposes.

2003 compared to 2002

General, administrative, selling and marketing costs incurred within our U.S. operations increased 30% in 2003 to $4,486,000 for the year ended December 31, 2003, compared to $3,456,000 for the same period of 2002. The year to date increase reflects additional compensation expense on incentive rights of approximately $334,000 as a result of the increases that we experienced in our share price this year, especially during the third and fourth quarters when the closing price ranged from $5.30 to $8.18. The increase is also the result of an additional $136,000 of bad debt expense that we recorded in the current year on accounts receivable balances in two of our properties. During the most recent fiscal year we saw an increase in other administrative costs such as general liability insurance premiums, and directors/officers' insurance premiums as a result of the escalating prices imposed by the insurance industry. The remainder of the increase is composed of a rise in audit and legal fees as well as additional staffing hired in 2003 related to the increased corporate governance regulations for public companies, as well as the absence in 2003 of a bad debt recovery compared to the $117,000 recovery in 2002.

2002 compared to 2001

General, administrative, selling and marketing costs incurred in the U.S. remained relatively stable during 2001, and 2002 despite rising prices. During 2002, certain related party transactions and staffing shortages in Puerto Rico required additional support from the U.S. office. The allocation of these costs to the Puerto Rico operations produced a 4% cost reduction attributable to the U.S. operations. In 2002, reductions in our share price resulted in a decrease in compensation expense compared to 2001.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

2003 compared to 2002

Interest expense decreased approximately $16,000 to $205,000 for the year ended December 31, 2003, compared to $221,000 for the same period in 2002 as a result of a reduction in our interest expense recognized on the outstanding balances of our capital leases and vehicle notes offset by an increase in the amortization of loan fees in 2003.

2002 compared to 2001

In 2002, interest expense decreased 85% compared to 2001. Overall interest expense declined during that period a result of the overall reduction in prime lending rate and debt refinanced at a reduced borrowing rate. The increase in 2001 was primarily due to the recognition of $812,000 of unamortized loan fees and warrants when we refinanced a $8,000,000 term loan.

Provision for Income Taxes - U.S. Operations:

The effective tax rates for 2003, 2002 and 2001 are 38%, 39% and 34% respectively. The federal and state statutory rate is 39%. The difference between the statutory rate and the effective rate for 2003 is related to the combined effect of permanent items while the difference for 2001 is related to an increase in the calculated tax benefit of certain investments in subsidiaries.

Puerto Rico Operations
	Year Ended December 31,			Increase (Decrease)
	2003	2002	2001	03 vs. 02	02 vs. 01
	(in thousands)
Community development:
Land sales revenue	$ -	$ -	$ 6,813	-	-100%
Gain from expropriation	-	-	630	-	-100%
Cost of sales	66	89	5,257	-26%	-98%
Gross profit	(66)	(89)	2,186	-	-
Gross profit margin	-	-	32%	n/a	n/a
Homebuilding:
Home sales revenue	21,560	5,012	-	330%	100%
Cost of sales	16,728	4,028	-	315%	100%
Gross profit	4,832	984	-	391%	100%
Gross profit margin	22%	20%	-	-	-
Unconsolidated investments:
Equity in earnings from partnerships	2,495	2,237	1,207	12%	85%
Sponsor and developer fees	103	90	129	14%	-30%
Write-off deferred project costs	1,007	-	101	100%	-100%
Profit contribution	1,591	2,327	1,235	-32%	88%
Management and other fees	2,051	2,223	2,147	-8%	4%
Interest and other income	290	642	877	-55%	-27%
General, administrative, selling and marketing expense	3,630	2,965	3,131	22%	-5%
Allocation from corporate office	-	907	770	-100%	18%
Interest expense	144	365	850	-61%	-57%
Other expense	87	86	112	1%	-23%
Pretax income	4,837	1,764	1,582	174%	12%
Provision for income taxes	1,404	551	451	155%	22%
Net Income	$ 3,433	$ 1,213	$ 1,131	183%	7%
Effective tax rate	29%	31%	29%	-6%	7%

Community Development - Puerto Rico Operations:

Within our Puerto Rico operations, land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement. Generally, the residential land is sold to homebuilders by the parcel. Each sales contract typically calls for a 20% down payment and a non-interest-bearing note for the remaining balance. Land sales revenue in any one period is affected by the mix of residential and commercial sales. The gross profit margins of residential and commercial land are consistent within any given development. Residential and commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period in which they reach settlement.

2003 compared to 2002

There were no land sales in 2003 and 2002. The next parcel of land will be available in 2004 and is being retained by the Company for our homebuilding operations. As of December 31, 2003, there were no land sales in backlog. On February 26, 2004, the Company executed an agreement with a purchaser to sell 9.6 acres of land in the master planned community of Parque Escorial. Under the terms of the agreement, 2.4 acres will be sold for $2,752,000 during the second quarter of 2004, while the remaining 7.2 acres will be sold for $7,448,000 in the first quarter of 2005.

2002 compared to 2001

There were no land sales during 2002 within our Puerto Rico operations. However, during 2001, we sold a parcel of land for 220 condominium units. Sales revenue in 2001 reflects the lot sales prices net of discounts for the imputed interest on partially non-interest bearing notes taken as partial payment for the purchase of the lots. During 2001, we recognized a gain $630,000 upon settlement of claim regarding 52 acres that were expropriated in 1998. We also received $121,000 of interest income related to this claim.

The gross profit margin in 2001 was 32%. In that year, we incurred $169,000 of costs associated with the clean-up of unsuitable materials located beneath the surface of one of our parcels of land sold in 2000. In connection with a lawsuit, which has been settled, we paid cost overruns of $630,000 to the contractor in 2001 and $233,000 to the plaintiff (Wal-Mart) in 2002. Based on these additional costs and our plans to provide upscale dwelling units in the Parque Escorial project, with the aid of outside consultants we updated our cost estimates for the remainder of the project resulting in a $1,368,000 increase in the 2001 cost of sales. The deductions were offset in part by the $630,000 expropriation gain recognized in 2001.

Homebuilding - Puerto Rico Operations:

The homebuilding operations are conducted through a corporation known as Brisas de Parque Escorial, Inc. ("Brisas"). IGP and LDA have ownership interests in Brisas of 65% and 35%, respectively. In September 2002, we began the construction of a 208-unit condominium complex. As of December 31, 2003, the construction of this complex is substantially complete. The units are being sold individually from an onsite sales office to pre-qualified homebuyers.

During 2003 and 2002, home sales in Brisas generated $21,560,000 and $5,012,000, respectively. As of December 31, 2003, 153 units were sold with an average sales price of $174,000 and 14 units were under contract with an average sales price of $171,000. These sales are backed by $4,000 deposit and non-contingent sales contract. The gross profit in 2003 was 22% as compared to 20% in 2002. The increase in the gross profit percentage is the result of the fact that we wrote off prepaid selling expenses in 2002. There were no home sales in 2001.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - Puerto Rico Operations:

All of our apartment properties in Puerto Rico are accounted for under the equity method of accounting and are all subsidized by HUD. The earnings from our investment in the commercial rental property owned by ELI are also reflected within this section. The recognition of earnings varies from partnership to partnership depending on our investment basis in the property, where the partnership is in the earnings stream, whether or not the limited partners have recovered their capital, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

2003 compared to 2002

Equity in earnings from partnerships and sponsor and developer fees increased 12% to $2,598,000 during the twelve months ended December 31, 2003, compared to $2,327,000 in 2002. During 2003, we refinanced the existing two mortgages on two unconsolidated apartment partnerships, providing us with $310,000 of finance fees and $800,000 of cash distributions.

2002 compared to 2001

Equity in earnings from partnerships and sponsor and developer fees increased 74% to $2,327,000 during the twelve months ended December 31, 2002, compared to $1,336,000 in 2001. During 2002, we refinanced the existing mortgages on two unconsolidated apartment properties, providing us with $377,000 of note repayments, $507,000 of finance fees reflected within management fees and $4,823,000 of cash distributions. The increase in equity in earnings from partnerships is also the result of cash distributions received in excess of the investment basis of $1,091,000 and increased rents, reduced vacancies, reduced operating and financial expenses, offset in part by increased insurance premiums. These increases in earnings from partnerships were partially offset by the reduction in earnings from ELI.

Write-off of Deferred Project Costs - Puerto Rico Operations:

During 2003, we wrote off the deferred project costs, $1,007,000, related to the potential development of an entertainment complex in Parque El Comandante with no similar write-offs in 2002. A significant portion of these costs arose from a consulting agreement entered into in July 1997. The consulting contract expired in July of 2003 and we chose not to renew it beyond December 31, 2003, weakening the prospects of finalizing this project. Due to the uncertainty of the realizability of these deferred costs we wrote them off.

In 2001, $101,000 of deferred project costs related to the development of an entertainment complex in Parque El Comandante was written off due to the fact that we exited the project with the entertainment company.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from the apartment and commercial properties that we manage, including the properties owned by the Wilson Family. In addition to the monthly fee, we earn incentive management fees from three of the properties. Fees earned from another four property-owner associations operating in Parque Escorial as well as the fees earned from apartment property refinancings, as discussed above, are also reflected in this section. We deferred the portion of the refinancing fees related to our ownership percent in those partnerships.

2003 compared to 2002

Management fees decreased 8% in 2003 to $2,051,000 from $2,223,000 in 2002 primarily due to the recognition in 2002 of $103,000 of fees related to an adjustment in the basic management fees rate in four apartment properties and in 2003 the basic management fees income from another two apartment properties decreased by a reduction of $19,000 due to the exclusion by HUD of the retained excess income in the calculation of the management fees payable.

2002 compared to 2001

Management fees increased 4% in 2002 to $2,223,000 compared to $2,147,000 in 2001 primarily due to the recognition in 2002 of $253,000 of special fees related to the refinancing of two apartment properties. Basic management fees were lower in 2002 than in 2001 as two of our properties converted to condominiums and were sold during the second half of 2001. During 2001, HUD approved an increase in the management fees for six properties.

General, Administrative, Selling and Marketing Expense - Puerto Rico Operations:

The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within this section. The apartment properties reimburse IGP for certain costs incurred at IGP's office that are attributable to the operations of those properties. The amounts reflected in this section are net of those reimbursements.

2003 compared to 2002

General, administrative selling and marketing costs, excluding the prior year corporate allocation from executive office of $907,000, increased $665,000 in 2003 compared to 2002. The increase in 2003 is primarily due to the $581,000 of reserved incentive management fees due from one of our unconsolidated subsidiaries. This incentive management fee is to be paid out of surplus cash of the property upon which it becomes available. This year's increase is also the result of $80,000 of bonuses as well as increases in outstanding share incentive rights expenses recorded as a result of the increases in our share price that we experienced in 2003 versus 2002. Our 2003 increases were offset in part by a reduction in advertising, legal and consulting fees and the common area maintenance rent.

2002 compared to 2001

The 5% decrease in 2002 costs compared to 2001 is primarily attributable to the reduction in bad debt expense, professional services and the transfer of guard services to the Parque Escorial Owners' Association in 2002. Our 2002 reductions were offset in part by an increase in advertising and promotion expense, office rent and supplies as well as increases in property taxes and workers' compensation expenses.

Interest Expense - Puerto Rico Operations:

The interest related to the Puerto Rico recourse debt, exclusive of debt related to the apartment properties and homebuilding operations, is allocated to the qualifying land inventory based on its book balance. Any excess bank interest, interest on capital leases and the amortization of certain loan fees are reflected on our financial statements as interest expense.

Interest expense decreased 61% in 2003 to $144,000 compared to interest expense of $365,000 in 2002. Our expense in 2002 decreased 57% when compared to 2001. We have been experiencing decreases in our interest expense costs primarily due to the fact that there have been increases in the amount of interest eligible for capitalization coupled with the reduction in the prime lending rates out in the market and our lower outstanding balances on our term loans.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rate for 2003, 2002 and 2001 are 29%, 31% and 29%, respectively. The statutory rate for Puerto Rico is 29%. The increase in 2002 when compared to 2003 and 2001 is related to Puerto Rico source income being subject to U.S. income tax without the benefit of a foreign tax credit. During 2003 and 2001 a foreign tax credit was available to offset the U.S. income tax payable from the Puerto Rico source income.

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

Net cash flow provided by operating activities produced $19,094,000 of cash flow in 2003, a 12% increase over the operating cash flows generated in 2002. In 2002, there was $17,078,000 of cash flows provided by operating activities compared to $11,884,000 in 2001. The results of operations are discussed in the RESULTS OF OPERATIONS section.

For the year-ended December 31, 2003, net cash used in investing activities was $9,293,000, a 5% decrease from the same period in 2002. In 2002, net cash used in investing activities reached $9,739,000, a 3% decrease from 2001. The current year's decrease is primarily attributable to a reduction in the cash outflow for land improvements in 2003 compared to 2002 offset in part by the $1.2 million of cash used this year for development costs related to the construction of the office building in Parque Escorial and the 252 unit apartment complex in Fairway Village with no comparable expenses in 2002.

In 2003, $6,988,000 of cash was used for net financing activities compared to $1,537,000 used in 2002 and $2,788,000 net cash used in 2001. During 2003, we made $42,196,000 of debt curtailments compared to $35,597,000 of advances.

Contractual Financial Obligations

The following chart reflects our contractual financial obligations as of December 31, 2003:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recourse debt-community development
and homebuilding	$ 22,683	$ 21,465	$ 1,218	$ -	$ -
Non-recourse debt-investment properties	66,685	1,003	5,770	2,774	57,138
Recourse debt-investment properties	1,951	51	128	138	1,634
Capital lease obligations	192	158	34	-	-
Operating lease obligations	1,614	436	645	400	133
Purchase obligations	14,074	5,590	7,169	1,315	-
Total contractual cash obligations	$ 107,199	$ 28,703	$ 14,964	$ 4,627	$ 58,905

Contractual Obligations

Substantially all of the Company's community development and homebuilding assets are encumbered by recourse debt. LDA's land loans due to FirstBank with an aggregate outstanding balance of $9,799,000 mature June 30, 2004 at which time we expect the bank to grant an extension to June 30, 2005. These loans make up the primary development facility for Parque Escorial and historically have been extended upon formal request. This credit facility has $1,345,000 of available development funds that have not been advanced. The maturity date of the $6,005,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. The LDA loans due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions. The construction loan for the Brisas homebuilding project was extended to July 31, 2004. Construction advances of $1,159,000 remain available under this credit facility. We expect to repay this obligation prior to its maturity.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. Charles County general obligation bonds are typically issued once a year in March. At December 31, 2003, the Company estimated that the total cost to complete the infrastructure construction would be approximately $22.4 million. As of the end of the year, the County did not issue any bonds to the public related to the infrastructure project; however, they advanced to us $739,000 for our development costs incurred as of December 31, 2003. Please refer to the "recent development" section on page 31 for additional disclosures on this matter.

As more fully described in Note 4 of the Notes to Consolidated Financial Statements found within Item 8 of this 10K filing the non-recourse apartment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

In October 2003, we transferred a parcel of land from our Parque Escorial land inventory to a wholly owned subsidiary for the purpose of constructing a 57,000 square foot office building in the Carolina planned community of Parque Escorial. The building is being constructed on 2.1 acres in the Parque Escorial Office Park, for a total cost of $10.7 million. IGP has secured a construction loan of $8.6 million from Banco Popular of Puerto Rico to fund the development and construction costs of the project. The construction loan will mature in April 2005 and at such time will convert into a 30-year term loan. IGP obtained letters of intent for approximately 50% of the building prior to beginning construction. The office building is projected to be ready for occupancy in January 2005 and upon completion, it will be added to ACPT's portfolio of investment properties. As of December 31, 2003, the outstanding balance was $2.2 million.

As more fully described in Note 6 of the Notes to Consolidated Financial Statements found within Item 8 of this 10K filing, ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases are reported with general recourse debt.

In addition to our contractual obligations we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties and costs associated with developing our land in the U.S. and Puerto Rico. Our purchase commitments also include amounts related to our intent to buy-back a piece of our land from a power plant company for $1,000,000. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

Recent Developments

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Washington, D.C. area. If these properties meet our requirements, we intend on financing their acquisition.

On January 12, 2004, the non-recourse mortgages for two apartment properties were refinanced for lower rate non-recourse debt of $16,800,000. The proceeds from the refinancings will be used for capital improvements at the two properties, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners. The Company received a portion of the fees from each of the refinancings. One of the partnerships is a fully consolidated entity while the interest in the other partnership is recorded on our statements under the equity method.

In February 2004, the Company signed a loan agreement with Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. The maturity date of the loan is set for February 15, 2006. We also extended the Banco Popular loan that matured in February to June 30, 2005 and paid $400,000 reducing the outstanding balance to $1,500,000.

In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear escalating interest rates of 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

During 2004, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, a new homebuilding project in Puerto Rico and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-K, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations.

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

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has been moderate in recent years. In general, we attempt to minimize any inflationary effect by increasing our market rents, land prices and home prices. However, in recent history, the increases in the HUD subsidies have not offset the increase in the costs to insure, operate and maintain the properties having a negative impact on our cash flow.

INTERCOMPANY DIVIDEND RESTRICTIONS

Certain of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the ability of our subsidiaries to pay dividends or distributions. The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, the distributions of 10 properties are limited to a specified annual cumulative rate of return ranging from 6% to 10%. Lender approval is required prior to LDA or Brisas making any cash distributions in excess of distributions to pay income taxes on LDA's and Brisas's generated taxable income, unless certain conditions exist that provide for adequate working capital for debt service and operations for the following twelve months. These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

INSURANCE AND RISK OF UNINSURED LOSS

We carry various lines of insurance coverage for all of our investment properties, including property insurance and believe that we are adequately covered against normal risks. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.

We renewed our insurance coverage on May 1, 2003 for our Puerto Rico operations and October 1, 2003 for our US operations for one-year policy terms. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, our premium costs decreased by 2% as compared to the prior term. The deductible on our property insurance is $25,000. The deductibles for all other policies range from $500 to $25,000. The deductible for the Directors and Officers ("D&O") liability policy is $250,000 for securities claims and $150,000 for all other claims.

In November 2002, Congress passed the Terrorism Risk Insurance Act ("TRIA") which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our properties.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. We cannot assure that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our apartment properties.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The use of financial instruments, such as debt instruments, subjects our Company to market risks, which may affect our future earnings and cash flows as well as the fair value of our assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable- rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flow. It is the Company's policy to minimize the impact of variable rate debt to the greatest extent possible by pursuing equity and long term fixed rate financing and refinancings of current fixed rate debt at lower rates when favorable market conditions exist. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal repayments, related weighted average interest rates by expected maturity dates and fair values. The Company has no derivative financial instruments. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)

								Fair Value
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Long-term debt, including
Current portions:
Fixed rate debt-principal	$ 7,947	$ 1,154	$ 1,205	$ 1,267	$ 1,341	$ 58,573	$ 71,487	$ 73,617
Fixed rate debt-interest	4,207	4,178	4,099	4,017	3,932	43,131	63,564
Average interest rate	1.53%	6.84%	6.72%	6.71%	6.78%	6.62%	5.87%	6.02%

Variable rate debt-principal	14,777	3,302	281	67	71	1,634	20,132	20,133
Variable rate debt-interest	625	168	111	106	102	366	1,478
Average interest rate	4.95%	3.99%	5.25%	5.25%	5.25%	5.25%	4.99%	4.99%
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Trustees and Shareholders of

American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated April 15, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 2.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, during the first quarter of 2002 the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The Company's management agreements require the managed entities to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the managed entities. The Company has restated the consolidated statements of income for the year ended December 31, 2001 to reflect these reimbursements of expenses as revenues. We audited the adjustments that were applied to restate the reimbursements of expenses related to managed entities reflected in the 2001 financial statements. Our procedures included (a) agreeing the amounts to the Company's underlying records of detail of expenses charged to the managed entities, including the appropriate payroll records, and (b) testing the mathematical accuracy of the restated total revenues and total expenses. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

McLean, Virginia

March 29, 2004

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEARS ENDED DECEMBER 31, 2003 AND 2002. CONSEQUENTLY, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES TO THE YEAR ENDED DECEMBER 31, 2001.

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

ARTHUR ANDERSEN LLP
Vienna, Virginia
April 15, 2002

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Revenues
Community development-land sales	$ 6,893	$ 9,974	$ 16,991
Homebuilding-home sales	21,560	5,012	-
Equity in earnings from partnerships and developer fees	3,764	2,804	2,184
Rental property revenues	16,059	10,962	10,299
Management and other fees, substantially all from related entities	3,334	3,557	3,341
Reimbursement of expenses related to managed entities	6,754	6,278	5,825
Gain from expropriation	-	-	630
Interest and other income	309	681	902
Total revenues	58,673	39,268	40,172

Expenses
Cost of land sales	4,936	6,985	11,922
Cost of home sales	16,728	4,028	-
Rental properties expenses:
Operating	6,901	4,644	4,111
Interest	3,464	2,152	2,327
Depreciation and amortization	2,618	1,744	1,721
Expenses reimbursed from managed entities	6,754	6,278	5,825
General and administrative	7,952	6,241	6,497
Selling and marketing	164	180	69
Interest expense-other	349	586	2,349
Depreciation and amortization-other	224	189	158
Write-off of deferred project costs	1,011	54	227
Total expenses	51,101	33,081	35,206

Income before provision for income taxes and minority interest	7,572	6,187	4,966
Provision for income taxes	2,335	2,188	1,503

Income before minority interest	5,237	3,999	3,463
Minority interest	(277)	(280)	(323)

Net income	$ 4,960	$ 3,719	$ 3,140
Earnings per share
Basic	$ 0.96	$ 0.72	$ 0.60
Diluted	$ 0.95	$ 0.71	$ 0.60
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,199	5,234	5,204
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	AS OF
	DECEMBER 31,
	2003	2002

Cash and Cash Equivalents
Unrestricted	$ 13,486	$ 10,673
Restricted	1,191	877
	14,677	11,550
Assets Related to Investment Properties
Operating properties, net of accumulated depreciation and amortization
of $39,469 and $33,392, respectively	51,060	40,428
Investment in unconsolidated apartment partnerships, net of
deferred income of $0 and $103, respectively	4,960	4,813
Investment in unconsolidated commercial property partnerships	4,914	5,035
Other receivables, net of reserves of $863 and $203, respectively	720	1,009
Development cost and construction	3,392	-
	65,046	51,285
Assets Related to Community Development
Land and development costs
Puerto Rico	28,250	28,694
St. Charles, Maryland	25,001	25,671
Notes receivable on lot sales and other	87	454
	53,338	54,819
Assets Related to Homebuilding
Homebuilding construction and land	6,010	13,891
Other Assets
Receivables and other, net of reserves of $64 and $168, respectively	1,538	3,004
Property, plant and equipment, less accumulated depreciation
of $1,452 and $1,987, respectively	637	550
	2,175	3,554
Total Assets	$ 141,246	$ 135,099
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	AS OF
	DECEMBER 31,
	2003	2002

Liabilities Related to Investment Properties
Recourse debt	$ 1,951	$ -
Non-recourse debt	66,685	42,335
Accounts payable, accrued liabilities and deferred income	2,927	4,013
	71,563	46,348

Liabilities Related to Community Development
Recourse debt	22,661	32,052
Accounts payable, accrued liabilities and deferred income	1,923	2,675
	24,584	34,727

Liabilities Related to Homebuilding
Recourse debt	22	11,154
Accounts payable and accrued liabilities	1,304	1,955
	1,326	13,109

Other Liabilities
Accounts payable and accrued liabilities	2,754	2,066
Notes payable and capital leases	300	448
Accrued income tax liability-current	2,068	2,485
Accrued income tax liability-deferred	2,517	3,063
	7,639	8,062
Total Liabilities	105,112	102,246

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
December 31, 2003 and 2002	52	52
Treasury stock, at cost	(376)	(87)
Additional paid-in capital	16,964	18,354
Retained earnings	19,494	14,534
Total Shareholders' Equity	36,134	32,853

Total Liabilities and Shareholders' Equity	$ 141,246	$ 135,099
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2000	5,191,554	$ 52	$ -	$ 18,277	$ 7,675	$ 26,004
Net income	-	-	-	-	3,140	3,140
Issuance of warrants	-	-	-	77	-	77
Acquisition of 17,359 shares of
treasury stock in satisfaction
of related party receivables	-	-	(87)	-	-	(87)
Balance December 31, 2001	5,191,554	52	(87)	18,354	10,815	29,134
Net income	-	-	-	-	3,719	3,719
Balance December 31, 2002	5,191,554	52	(87)	18,354	14,534	32,853
Net income					4,960	4,960
Acquisition of rental properties
from a related party (Note 7)	-	-	-	(1,290)	-	(1,290)
Repurchase warrants of
225,500 shares (Note 9)	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables (Note 7)	-	-	(289)	-	-	(289)
Balance December 31, 2003	5,191,554	$ 52	$ (376)	$ 16,964	$ 19,494	$ 36,134
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$ 4,960	$ 3,719	$ 3,140
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,842	1,933	1,879
(Benefit) provision for deferred income taxes	(546)	(316)	343
Equity in earnings-unconsolidated apartment
Partnerships and developer fees	(3,185)	(2,183)	(1,378)
Distributions-unconsolidated apartment partnerships	2,320	5,365	1,297
Equity in earnings-unconsolidated commercial
property partnerships	(579)	(621)	(806)
Distributions-unconsolidated commercial property partnerships	700	606	959
Cost of sales-community development	4,936	6,985	11,922
Cost of sales-homebuilding	16,728	4,028	-
Homebuilding-construction expenditures	(8,847)	(10,990)	(3,227)
Write-off of deferred project costs	1,011	54	-
Changes in notes and accounts receivable	1,197	5,558	(887)
Changes in accounts payable, accrued liabilities and deferred income	(2,443)	2,940	(1,358)
Net cash provided by operating activities	19,094	17,078	11,884

Cash Flows from Investing Activities
Investment in land development	(5,998)	(7,900)	(10,149)
Investment in office building and apartment construction	(1,216)	-	-
Change in investments-unconsolidated apartment partnerships	718	458	(65)
Change in restricted cash	(314)	339	(265)
(Additions to) dispositions of rental operating properties, net	(1,250)	(615)	40
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	(837)	-	-
Acquisition of limited partner interest in Bannister	-	(1,260)	-
Other assets	(396)	(761)	347
Net cash used in investing activities	(9,293)	(9,739)	(10,092)

Cash Flows from Financing Activities
Cash proceeds from debt financing	35,597	15,428	21,719
Payment of debt	(42,196)	(16,965)	(24,497)
Issuance of warrants	-	-	77
Acquisition of treasury stock and warrants	(389)	-	(87)
Net cash used in financing activities	(6,988)	(1,537)	(2,788)

Net Increase (Decrease) in Cash and Cash Equivalents	2,813	5,802	(996)
Cash and Cash Equivalents, Beginning of Year	10,673	4,871	5,867
Cash and Cash Equivalents, End of Year	$ 13,486	$ 10,673	$ 4,871
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.

ARPT

ARPT holds partnership interests in 15 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The U.S. property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

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

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 180 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
    general partner interests in 9 Puerto Rico apartment partnerships, limited partner interest in 1 of the 9 partnerships;
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico.
    a 100% ownership interest through LDA and IGP in Brisas de Parque Escorial, Inc. ("Brisas") and Escorial Office Building I, Inc., Puerto Rico corporations which were organized to build 208 condominium units and a three-story office building of 57,000 sq. ft. of construction area, respectively.
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2003 the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Brisas de Parque Escorial, Inc., Escorial Office Building I, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting with the recognition of any losses limited to the amount of direct or implied financial support. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

Summary of Significant Accounting Policies

Sales, Profit Recognition and Cost Capitalization

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate," community development land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Home sale revenues are recognized upon settlement with the homebuyers.

The costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the relative sales method. ACPT's interest costs related to land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. The interest incurred on the land acquisition and construction loan is capitalized to the extent of qualifying assets. ACPT carries rental properties, homebuilding inventory, land and development costs at the lower of cost or net realizable value.

Revenue Recognition for Rental Properties

Rental income attributable to leases and subsidy contracts are recorded when due from residents and applicable government agency and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis or monthly basis for shorter term leases.

Impairment of Long-Lived Assets

On a quarterly basis, ACPT evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In cases where management is holding for sale particular properties, ACPT assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, ACPT assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

Management Fees

ACPT records management fees in the period in which services are rendered and fees earned.

Depreciation and Amortization

Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method. Maintenance and other repair costs are charged to operations as incurred. Leasehold improvements are capitalized and depreciated over the life of the lease or their estimated useful life, respectively.

Investment in Unconsolidated Apartment Partnerships

Pursuant to the respective partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the partnership assets without majority limited partner approval. The Company accounts for its investments in unconsolidated apartment partnerships under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the Consolidated Balance Sheet and the Company's share of net income from the partnership is included on the Consolidated Statement of Operations.

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

Certain partnerships accumulate cash from operations in excess of the maximum distribution amounts permitted by U.S. Department of Housing and Urban Development ("HUD") and other regulatory authorities. This surplus is deposited into restricted escrow accounts controlled by HUD and may be used for maintenance and capital improvements with the approval of HUD or also can be made available to pay the long-term receivables due to ACPT and to make cash distributions to ACPT and the limited partners when the partnerships' projects are refinanced or sold.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Income Taxes

ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as a U.S. C corporation and will not be allowed to reapply for REIT status until year 2004. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share." The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily outstanding common stock options and warrants as described in Note 9). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Year Ended December 31
	2003	2002	2001

Net income	$ 4,960	$ 3,719	$ 3,140
Weighted average shares outstanding	5,192	5,192	5,192
Dilutive effect of warrants	7	42	12
Weighted average of fully diluted shares outstanding	5,199	5,234	5,204
Earnings per share:
Basic	$ 0.96	$ 0.72	$ 0.60
Diluted	$ 0.95	$ 0.71	$ 0.60

Comprehensive Income

ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Reclassification

Certain amounts from prior years have been reclassified to conform to our current year's presentation. The reclassifications have no effect on net income or shareholders' equity of the prior years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, which we refer to as GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes and disclosures. These estimates are prepared using management's best judgement, after considering past and current events and economic conditions. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

SFAS No. 148

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 on both an annual and interim basis to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The financial disclosures required by SFAS No. 148 which were effective December 31, 2002 have been provided in the notes to the financial statements.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares in the financial statements of the parent company. Accordingly, those non-controlling interests are required to be classified as liabilities in the parent's company's consolidated financial statements and reported at settlement value. At its October 29, 2003 meeting, the FASB decided to defer the application of this aspect of this standard for an indefinite period of time. Most of the housing partnerships that the Company holds the general partner interest in have limited lives per the terms of the partnership agreement. We anticipate further guidance or modifications from the FASB and have not determined the financial statement impact of FASB 150 as currently stated.

FIN 45

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company adopted the disclosure provisions for the preparation of these financial statements and will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations as of December 31, 2003.

FIN 46

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), which changed the guidelines for the consolidation of and disclosures related to unconsolidated entities. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. The objective of FIN 46 is to improve financial reporting by companies involved with VIEs by requiring that they be consolidated by the company if the company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 applies immediately to variable interest entities that are created after or for which control is obtained on or after February 1, 2003. FIN 46 did not impact our financial position or results of operations for the year ended December 31, 2003 due to the fact that we did not hold any variable interests created on or after February 1, 2003.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, ("FIN 46, as revised"), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. FIN 46, as revised, deferred the effective date for applying the provisions of FIN 46 for public entities holding interests in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity shall apply the provisions of FIN 46, as revised, to all variable interests held no later than the first reporting period ending after March 15, 2004.

As discussed in Note 3, our Company holds interests in and acts as the managing partner of certain partnerships established for the purpose of constructing and renting residential housing. Currently, we account for these partnerships under the equity method of accounting and believe that at least two of them may be considered variable interest entities. We believe it is possible that the Company will be required to consolidate one or more of aforementioned variable interest entities when we implement FIN 46 in the first quarter of 2004.

EITF 01-14

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002. The Company adopted this policy and presented the reimbursements as revenues for the years-ended December 31, 2003, 2002 and 2001.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

The unconsolidated apartment partnerships as of December 31, 2003 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Colinas de San Juan Associates Limited Partnership ("Colinas"), Crossland Associates Limited Partnership ("Crossland"), Essex Apartments Associates Limited Partnership ("Essex"), Huntington Associates Limited Partnership ("Huntington"), Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership ("Monserrate"), San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of the Company's control as well as its non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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
			Projects
			Converted to
	Apartment		Condominiums	Commercial
	Properties		and Sold	Property	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2003	$ 83,860		$ -	$ 28,559	$ 112,419
December 31, 2002	83,193		-	28,798	111,991
Total Non-Recourse Debt
December 31, 2003	104,165		-	25,075	129,240
December 31, 2002	100,562		-	25,415	125,977
Total Other Liabilities
December 31, 2003	10,732		-	151	10,883
December 31, 2002	11,009		-	65	11,074
Total Deficit
December 31, 2003	(31,037)		-	3,333	(27,704)
December 31, 2002	(28,378)		-	3,318	(25,060)
Company's Investment
December 31, 2003	4,960		-	4,914	9,874
December 31, 2002	4,813		-	5,035	9,848

Summary of Operations:
Total Revenue
Year Ended December 31, 2003	$ 27,722		$ -	$ 3,665	$ 31,387
Year Ended December 31, 2002	28,354	(1)	-	3,688	32,042
Year Ended December 31, 2001	28,114	(1)	788	3,746	32,648
Net Income
Year Ended December 31, 2003	1,643		-	1,559	3,202
Year Ended December 31, 2002	1,800	(1)	(50)	1,730	3,480
Year Ended December 31, 2001	1,689	(1)	71	1,775	3,535
Company's recognition of equity in earnings
and developer fees
Year Ended December 31, 2003	3,185		-	579	3,764
Year Ended December 31, 2002	2,285	(1)	(102)	621	2,804
Year Ended December 31, 2001	1,342	(1)	36	806	2,184

			Projects
			Converted to
	Apartment		Condominiums	Commercial
	Properties		and Sold	Property	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2003	$ 5,022		$ -	$ 1,819	$ 6,841
Year Ended December 31, 2002	5,728	(1)	(76)	1,709	7,361
Year Ended December 31, 2001	5,907	(1)	172	1,749	7,828
Company's share of cash flows from
Operating activities
Year Ended December 31, 2003	1,803		-	823	2,626
Year Ended December 31, 2002	2,273	(1)	(38)	773	3,008
Year Ended December 31, 2001	2,312	(1)	86	602	3,000
Operating cash distributions
Year Ended December 31, 2003	4,302		-	1,543	5,845
Year Ended December 31, 2002	11,092	(1)	-	1,329	12,421
Year Ended December 31, 2001	1,244	(1)	1,593	2,098	4,935
Company's share of operating cash distributions
Year Ended December 31, 2003	2,320		-	700	3,020
Year Ended December 31, 2002	5,365	(1)	-	606	5,971
Year Ended December 31, 2001	501	(1)	796	959	2,256
  Respective balances include the results of operations and cash flows from Bannister Associates Limited Partnership ("Bannister"). On December 31, 2002, we acquired a 95% interest in Bannister and consolidated it with our other investment properties. Prior to the December 31, 2002 acquisition, we accounted for this property under the equity method of accounting.
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2003 and 2002 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a),(b)	December 31,
	From/To	From/To	2003	2002
Related to community development:
Recourse debt (c),(e)	02-28-04/02-15-06	Non-interest	$ 22,661	$ 32,052
		bearing/P+1.25%
Related to homebuilding:
Recourse debt (d),(e)	07-31-04	P	22	11,154

Related to investment properties:
Recourse debt (f)	01-23-13	P+1.25%	1,951	-
Non-recourse debt (g)	04-01-05/07-01-38	LIBOR +2.25%/	66,685	42,335
		7.85%
General:
Recourse debt (h)	01-01-04/	Non-interest	300	448
	04-25-08	bearing/10.95%
Total debt			$ 91,619	$ 85,989
  "P" = Prime lending interest rate. (The prime rate at December 31, 2003 was 4%).
  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rate at December 31, 2003 was 1.15%.
  As of December 31, 2003, the $22,661,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets. In January 2004, the Board of Trustees approved the extension of the Banco Popular loan from February 2004 to June 30, 2005.
  The outstanding recourse debt related to the homebuilding operations was composed of a construction loan for Brisas de Parque Escorial. This loan is secured by a mortgage on the property and has been repaid primarily by the proceeds of Brisas home sales.
  Lender approval is required prior to LDA or Brisas making any guarantee or loan out of the normal course of business; selling or disposing of substantially all of its assets outside the normal course of business; entering into any significant new line of business; making cash distributions in excess of distributions to pay income taxes on LDA or Brisas generated taxable income unless certain conditions exist that provide adequate working capital for debt service and operations for the following twelve months; making any change in ownership, amendments to partnership agreement or any merger reorganization or acquisition.
  As of December 31, 2003, the outstanding recourse debt within the investment properties is comprised of a $1,951,000 investment property loan borrowed to finance the acquisition of Village Lake and Coachman's.
  The non-recourse investment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. As of December 31, 2003, the outstanding balance is composed of two mortgage notes payable of $6,287,000 that have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%. The non-recourse debt balance is also composed of a $2,243,000 construction loan for an office building in Parque Escorial.
  The general recourse debt outstanding as of December 31, 2003 is made up of various capital leases outstanding within our US and Puerto Rico operations as well as vehicle notes. In January 2004, the residual due on one of our vehicle notes (approximately $24,000) was repaid. We did not enter into any new notes at that time.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of December 31, 2003, the Company is in compliance with the provisions of its loan agreements.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2003 and 2002 on its variable rate debt was 5.04% and 5.71%, respectively.

The stated maturities (assuming no accelerations) of ACPT's indebtedness at December 31, 2003 are as follows (in thousands):
2004	$ 22,724
2005	4,456
2006	1,486
2007	1,334
2008	1,412
Thereafter	60,207
$ 91,619

The components of interest and other financing costs, net, are summarized as follows (in thousands):
	December 31,
	2003	2002	2001

Expensed	$ 3,813	$ 2,738	$ 3,864
Capitalized	1,426	2,036	2,434
	$ 5,239	$ 4,774	$ 6,298
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company agreed to obtain letters of credit to guarantee the repayment of these bonds. At December 31, 2003, the Company estimated that the total cost to complete the construction would be approximately $22.4 million. As of the end of the year, the County did not issue any bonds to the public related to the infrastructure project; however, they advanced to us $739,000 for our development costs incurred as of December 31, 2003.

In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear escalating interest rates of 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

As of December 31, 2003, ACPT is guarantor of $11,661,000 of letters of credit and surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of December 31, 2003, ACPT has guaranteed $22,734,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $9,799,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $7,927,000 of its subsidiaries' outstanding debt. LDA guaranteed $22,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $9,799,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $6,908,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC, completed the construction in question by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have recently reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties are in the process of formalizing this agreement.

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

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act.

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company is the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plantiffs' apartment.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company is the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plantiff's apartment.

On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plantiff's apartment.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. The next Plaintiff and Defendant's expert witness deposition is scheduled for April 2004. The Court scheduled a status conference for March 2004.

On May 13, 2002, Antonio Santiago Rodriguez, and others filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiff alleges that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. The court granted permission and scheduled a continuance status conference for June 25, 2004. The claim has an extensive discovery of evidence outstanding and oral dispositions are also pending.

On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owed by Land Development Associates, S.E. ("LDA"), filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. The Court postponed the trial scheduled for January 2004 and did not reschedule a new trial date.

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

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases of $193,000, exclusive of $8,000 of interest, are reported with general recourse debt in the Debt Note (see Note 4). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2003 (in thousands):
Operating
Leases

2004	$ 436
2005	217
2006	216
2007	212
2008	200
Thereafter	333
Total minimum lease payments	$ 1,614

Rental expense under non-cancelable operating leases was $480,000 in 2003, $424,000 in 2002 and $419,000 in 2001 and is included in general and administrative expenses and rental properties operating expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME IMPACT:
		Years Ended December 31,
		2003	2002	2001
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 2,092	$ 2,174	$ 2,033
Affiliates of J. Michael Wilson, CEO and Trustee		775	889	854
		$ 2,867	$ 3,063	$ 2,887
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 49	$ 49	$ 49
IGC		-	1	1
		$ 49	$ 50	$ 50
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Trustee	(B1)	$ 369	$ 392	$ 382
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	687	(28)	3
Affiliates of J. Michael Wilson, CEO and Trustee		28	-	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		250	190	90
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Trustee		(5)	(2)	(49)
IGC	(B4)	(9)	(22)	(26)
James J. Wilson, IGC chairman and director	(B3)	200	200	200
Thomas J. Shafer, Trustee	(B5)	42	42	30
		$ 1,562	$ 772	$ 630
Interest Expense
KEMBT Corporation	(B2)	$ -	$ -	$ 89
		$ -	$ -	$ 89

BALANCE SHEET IMPACT:			Balance	Balance
			December 31,	December 31,
			2003	2002
Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated subsidiaries with third party partners,
net of reserves			$ 720	$ 1,009

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Trustee			$ 274	$ 263
IGC	(B4)		1	174
IBC			5	9
			$ 280	$ 446
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)		$ 6,005	$ 6,248

(A) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other affiliated entities in the normal course of business. The fees earned from these services are typically collected on a monthly basis, one month in arrears. Receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. Generally, receivable balances of these partnerships are fully reserved, until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

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

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from Land Development Associates S.E. ("L DA"), a subsidiary of the Company, payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA Note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales was to be used to make principal payments on the note, and (2) the note became non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ("KEMBT"), wholly owned by Wilson Securities Corporation. The note was then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ("FirstBank").

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

Related Party Acquisitions

On January 23, 2003, AHP completed its acquisition of a 95 percent ownership interest in two partnerships that own apartment units. AHP contributed a total of $1,600,000 to Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake") in exchange for a 10 percent managing general partner and 85 percent limited partner interest in both partnerships. Interstate Business Corporation ("IBC") retained the remaining 5% general partner interests. IBC is owned by the James J. Wilson Family, beneficial owners of 52% of ACPT's outstanding shares. J. Michael Wilson serves as ACPT's Chairman of the Board and CEO. Because the transaction occurred between these related parties, ACPT now consolidates the accounts of Coachman's and Village Lake on the carryover basis. This basis reflects the accounts of each partnership at historical cost without an allocation of the purchase price to the fair value of their accounts. In the fourth quarter of 2003, the Company trued up its acquisition accounting for this transaction.

Coachman's owns a 104 two-bedroom patio apartment complex with rents starting at $1,200 per month. Village Lake owns a 122 one-bedroom mid-rise apartment complex with rents starting at $920 per month. ARMC manages these properties. As a result of this acquisition, ACPT, through its subsidiaries, now holds the general partner interest in all of the apartments located in St. Charles, Maryland and a controlling limited partnership interest in nine of these properties.

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

The properties were appraised by an independent appraiser for an amount that exceeded the purchase price and was approved by the independent members of the Board of Trustees.
(8)	PUERTO RICO EXPROPRIATION

During the third quarter of 1998, the Puerto Rico Highway Authority ("PRHA") expropriated 51 acres located in Parque El Comandante to construct a highway and as compensation the government deposited $783,000 into an account for the Company. The company disputed the condemnation price of $15,000 per acre and filed an appeal seeking additional compensation to match the market value of the land. On June 26, 2001, the PRHA and the Company executed a settlement agreement increasing the condemnation award per acre to $35,000 for a total of 52 acres. The Company received $1,245,000 in compensation plus interest on the additional condemnation award from the date of expropriation in 1998. This transaction resulted in a $630,000 gain and the recognition of $121,000 of interest in 2001.
(9)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustee share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.

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

The Share Incentive Plan authorizes the Compensation Committee to determine the exercise price and manner of payment for Options and the base price for Rights. The Compensation Committee is also authorized to determine the duration and vesting criteria for Awards, including whether vesting will be accelerated upon a change in control of ACPT.

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

In April 2001, all rights outstanding, 53,250, were repriced to reflect a $4 base price. An additional 140,000 rights were granted to employees. These rights bear a $4 base price, are exercisable in equal increments over a five-year period commencing April 2002 and expiring April 30, 2011.

Share Appreciation Rights

As of December 31, 2003, the dates that the 201,250 outstanding Rights become exercisable and their expiration dates are as follows:
	Rights Expiring
	May 15,	August 13,	April 30,
Rights Exercisable at:	2004	2007	2011

December 31, 2003	28,250	25,000	29,600
April 30, 2004			29,600
April 30, 2005			29,600
April 30, 2006			29,600
April 30, 2007			29,600
	28,250	25,000	148,000

During 2003 and 2002, the Company recognized $498,000 and $36,000 of compensation expense in connection with the outstanding Rights, respectively.

Warrants

Pursuant to the terms of the restructure and the Banc One loan agreement, ACPT issued 112,500 warrants to Banc One to replace the 225,000 warrants issued by the Predecessor. These warrants bore an exercise price of $6.10 per warrant. An additional 37,500 warrants were issued in 2001, 2000 and 1999 bearing an exercise price of $4.88, $4.34 and $5.03, respectively. In September 2000, Banc One sold their housing and health care business assets, which included the warrants, to Red Mortgage Capital, Inc.

On June 30, 2003 the Company repurchased all of the warrants for $100,000. The Company reflected this repurchase transaction on their balance sheet as a reduction to additional paid-in capital.

(10)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provided for contributions by ACPT for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $200,000) that exceed that wage base. Effective January 1, 2002, these percents were increased to 5.7% and 11.4%, respectively. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $464,000, $444,000 and $279,000 in 2003, 2002 and 2001, respectively.
(11)	INCOME TAXES

ARMC, ALD and ARPT are subject to federal and state income tax. As a U.S. Company holding an interest in an entity doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico based income. Therefore, the calculation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):
	December 31,
	2003		2002		2001
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 2,553	35	$ 2,067	35	$ 1,732	35
State income taxes, net of
federal tax benefit	93	1	165	3	146	3
Income only subject to foreign tax	(294)	(4)	(100)	(2)	(53)	(1)
Permanent differences and other	(17)	-	56	1	(322)	(7)
	$ 2,335	32	$ 2,188	37	$ 1,503	30

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2003	2002	2001

Current:
United States	$ 880	$ 1,194	$ 641
Puerto Rico	1,156	1,558	519
	2,036	2,752	1,160

Deferred:
United States	51	79	411
Puerto Rico	248	(643)	(68)
	299	(564)	343
	$ 2,335	$ 2,188	$ 1,503

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income taxes include the following:
	At December 31,
	2003	2002
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 588	$ 544
Receivables from partnerships operating in United States	1,534	1,742
Tax on equity in earnings of partnerships operating in Puerto Rico	9	(222)
Tax benefit on equity in earnings of partnerships operating in United States	(1,397)	(889)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	1,785	1,593
Tax on differences in basis related to land in United States	(218)	(262)
Tax on basis difference for Puerto Rico commercial venture	783	807
Tax on interest income, payable when collected (net of foreign tax credit)	136	100
Net operating loss carry forwards	-	(42)
Allowance for doubtful accounts	(328)	(144)
Accrued expenses	(335)	(190)
Other	(40)	26
	$ 2,517	$ 3,063

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. As of December 31, 2003 and 2002, the fair value of long-term debt was $93,750,000 and $88,910,000, respectively, which was determined by discounting future cash flows using borrowing rates currently available to the Company for loans with similar terms and maturities.

(13)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and property management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, homebuilding and property management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years-ended December 31, 2003, 2002 and 2001 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2003:
Total revenues	$ 28,342	$ 30,967	$ (636)	$ 58,673
Interest income	159	763	(619)	303
Interest expense	4,142	176	(505)	3,813
Depreciation and amortization	2,755	87	-	2,842
Income tax provision-current	880	1,156	-	2,036
Income tax provision-deferred	51	248	-	299
Income before income taxes and minority interest	2,425	5,260	(113)	7,572
Net income	1,217	3,856	(113)	4,960
Total assets	95,646	60,542	(14,942)	141,246
Additions to long lived assets	16,054	4,774	-	20,828

2002:
Total revenues	$ 25,593	$ 14,327	$ (652)	$ 39,268
Interest income	183	892	(645)	430
Interest expense	2,866	421	(549)	2,738
Depreciation and amortization	1,847	86	-	1,933
Income tax provision-current	1,558	1,194	-	2,752
Income tax provision (benefit)-deferred	79	(643)	-	(564)
Income before income taxes and minority interest	4,087	2,196	(96)	6,187
Net income	2,171	1,644	(96)	3,719
Total assets	78,737	70,348	(13,986)	135,099
Additions to long lived assets	7,125	2,650	-	9,775

2001:
Total revenues	$ 25,226	$ 15,740	$ (794)	$ 40,172
Interest income	144	1,258	(794)	608
Interest expense	3,680	893	(709)	3,864
Depreciation and amortization	1,767	112	-	1,879
Income tax provision-current	790	519	-	1,309
Income tax provision (benefit)-deferred	411	(68)	-	343
Income before income taxes and minority interest,	2,844	2,193	(71)	4,966
Net income	1,469	1,742	(71)	3,140
Total assets	72,925	63,956	(12,841)	124,040
Additions to long lived assets	4,863	5,286	-	10,149

(14)	QUARTERLY SUMMARY (UNAUDITED)

ACPT's quarterly results are summarized as follows:
	Year Ended December 31, 2003
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 10,020	$ 15,728	$ 15,854	$ 17,071	$ 58,673
Income before taxes and minority interest	671	2,529	2,167	2,205	7,572
Net income	392	1,687	1,376	1,505	4,960
Earnings per share
Basic	0.08	0.32	0.27	0.29	0.96
Diluted (a)	0.08	0.32	0.27	0.29	0.95

	Year Ended December 31, 2002
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 7,023	$ 9,020	$ 9,463	$ 13,762	$ 39,268
Income before taxes and minority interest	247	1,514	1,248	3,178	6,187
Net income	5	610	772	2,332	3,719
Earnings per share
Basic	-	0.12	0.15	0.45	0.72
Diluted (a)	-	0.12	0.15	0.45	0.71

(a) The sum of the quarterly earnings per share may not equal total year earnings per share due to rounding.
(15)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid and debt assumed were as follows for the years ended December 31 (in thousands):
	2003	2002	2001

Interest paid	$ 4,881	$ 4,298	$ 6,379
Income taxes paid	$ 2,453	$ 1,198	$ 2,268
Non-cash assumption of non-recourse debt	$ 11,619	$ 5,605	$ -
(16)	SUBSEQUENT EVENTS

Mortgage Refinancing

On January 12, 2004, the non-recourse mortgages for two apartment properties were refinanced for lower rate non-recourse debt of $16,800,000. The proceeds from the refinancings will be used for capital improvements at the two properties, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners. The Company received a portion of the fees from each of the refinancings. One of the partnerships is a fully consolidated entity while the interest in the other partnership is recorded on our statements under the equity method.

On March 16, 2004, a non-recourse mortgage for one apartment property was refinanced for lower rate non-recourse debt of $4,370,000. The proceeds from the refinancing will be used for capital improvements at the property, repayment of a long-term debt to the general partner (the Company), make debt and replacements reserves and distributions to the general, limited and special partners. The Company received a portion of fees from the refinancing. The partnership is recorded on our statements under the equity method.

Cash Dividend

On January 25, 2004, the Board of Trustees declared a $0.10 per share cash dividend payable on February 25, 2004 to shareholders of record on February 11, 2004.

Future Development and County Bond Obligation

The Company concluded an agreement with a major homebuilder to purchase approximately 1,950 residential lots in Fairway Village. The agreement requires the homebuilder to provide $20 million of letters of credit to secure the purchase of the lots. These letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20 million. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners. Under the agreement, the builder is required to purchase at a minimum 200 residential lots developed by the Company per year on a cumulative basis. Price of the lots will be based on a formula using the base sales price of homes sold by the builder. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear escalating interest rates of 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

Bannister Apartments	$ 13,188	$ 410	$ 4,180	$ 2,392	$ 410	$ 6,572	$ 6,982	$ 4,194	11/30/76	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	1,995	162	2,677	383	162	3,060	3,222	2,506	5/18/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	5,535	572	6,421	176	572	6,597	7,169	2,382	9/5/89	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Fox Chase Apartments	6,049	745	7,014	372	745	7,386	8,131	3,095	3/31/87	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	4,495	205	4,765	1,372	205	6,137	6,342	4,650	10/30/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lancaster Apartments	3,881	484	4,292	316	484	4,608	5,092	2,299	12/31/85	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

New Forest Apartments	11,332	1,229	12,102	843	1,229	12,945	14,174	5,078	6/28/88	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
										Date
			Bldgs. &	Subsequent		Bldgs. &			Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total		Depreciation	or Acquired	Depreciable Life

Palmer Apartments	7,088	471	4,788	1,132	471	5,920	6,391		4,519	3/31/80	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Terrace Apartments	4,292	497	5,377	850	497	6,227	6,724		5,104	11/1/79	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Village Lake	6,588	824	6,858	197	824	7,055	7,879		1,843	10/1/93	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Consolidated Properties	64,443	5,599	58,474	8,033	5,599	66,507	72,106		35,670

Reconciling items:
Step-up of asset basis upon
consolidation of partnerships							13,914		3,799
Total Consolidated Properties	64,443	5,599	58,474	8,033	5,599	66,507	86,020	(1)	39,469	(1)

Unconsolidated Partnerships

Brookside Gardens Apartments	1,325	156	2,487	62	156	2,549	2,705		852	11/10/94	Bldg-40 Yrs
Garden Shared Housing										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,294	350	2,697	425	350	3,122	3,472		2,047	1/13/78	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Essex Village Apts.	14,942	2,667	21,381	(4,644)	2,667	16,737	19,404	14,654	1/31/82	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Huntington Apartments	7,104	350	8,513	2,016	350	10,529	10,879	5,934	10/7/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,054	440	3,649	115	440	3,764	4,204	713	7/1/96	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Alturas Del Senorial	3,295	345	4,185	328	345	4,513	4,858	2,794	11/17/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Bayamon Gardens	8,524	1,153	12,050	704	1,153	12,754	13,907	7,495	7/6/81	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,725	900	10,742	761	900	11,503	12,403	6,837	3/20/81	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR

De Diego	5,655	601	6,718	456	601	7,174	7,775	4,356	3/20/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Jardines De Caparra	4,271	546	5,719	1,320	546	7,039	7,585	4,274	4/1/80	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	8,340	543	10,436	993	543	11,429	11,972	7,355	5/1/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	9,701	731	11,172	853	731	12,025	12,756	7,438	1/30/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	2,377	313	3,525	1,103	313	4,628	4,941	3,203	12/10/74	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

Santa Juana	6,291	509	6,748	441	509	7,189	7,698	4,388	2/8/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	4,941	466	5,954	456	466	6,410	6,876	3,972	12/6/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,382	992	14,017	714	992	14,731	15,723	7,960	3/15/83	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Vistas Del Turabo	1,460	354	2,508	616	354	3,124	3,478	1,672	12/30/83	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Unconsolidated Properties	102,681	11,416	132,501	6,719	11,416	139,220	150,636	85,944
Total Properties	$ 167,124	$ 17,015	$ 190,975	$ 14,752	$ 17,015	$ 205,727	$ 236,656	$ 125,413

(1) Operating properties shown on the Consolidated Balance Sheets includes real estate assets of $86,020,000, accumulated depreciation of $39,469,000, and other assets of $4,509,000.

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$183,994

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 AND 2002 (In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2001	$ 59,841	$ 153,846	$ 213,687
Additions for 2002:
Improvements	675	987	1,662
Acquisition (1)	8,393	-	8,393
Deductions for 2002:
Dispositions	404	378	782
Reclassed to Consolidated Partnerships (1)		5,352	5,352
Real Estate at December 31, 2002	68,505	149,103	217,608
Additions for 2003:
Improvements	3,044	2,010	5,054
Acquisition (2)	14,959	-	14,959
Deductions for 2003:
Dispositions	488	477	965
Real Estate at December 31, 2003	$ 86,020	$ 150,636	$ 236,656

Accumulated depreciation at December 31, 2001	$ 28,008	$ 83,107	$ 111,115
Additions for 2002:
Depreciation expense	1,774	3,826	5,600
Acquisition (1)	4,015		4,015
Deductions for 2002:
Dispositions	405	377	782
Reclassed to Consolidated Partnerships (1)	-	3,937	3,937
Accumulated depreciation at December 31, 2002	33,392	82,619	116,011
Additions for 2003:
Depreciation expense	2,656	3,802	6,458
Acquisition (2)	3,909	-	3,909
Deductions for 2003:
Dispositions	488	477	965
Accumulated depreciation at December 31, 2003	$ 39,469	$ 85,944	$ 125,413
  On December 31, 2002, the Company purchased 100% of the limited partner interest in one partnership, adding to the 100% general partner interest already held by the Company. As a result, this partnership is fully consolidated and no longer accounted for under the equity method of accounting.
  On January 23, 2003, the Company purchased a 10% general partner and 85% limited partner interest in two partnerships. As a result the partnerships are fully consolidated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 15, 2002 the Board of Trustees of the Company, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged Ernst & Young LLP ("E&Y") to serve as the Registrant's independent public accountants for the fiscal year ended December 31, 2002. As discussed in the Registrant's Form 8-K dated May 15, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure and (ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company did not consult E&Y prior to its engagement on any matter identified in Item 304(a)(2) of Regulation S-K.
ITEM 9A.	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. There has not been any change to the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.
ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.

The information required by this Item with respect to the Company's Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.

The executive officers of the Company as of December 31, 2003 are as follows:
Name	Age	Position

J. Michael Wilson	38	Chairman and Chief Executive Officer
Edwin L. Kelly	62	President and Chief Operating Officer
Carlos R. Rodriguez	58	Executive Vice President
Cynthia L. Hedrick	51	Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Paul A. Resnik	56	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	57	Senior Vice President and Assistant Secretary
Jorge Garcia Massuet	65	Vice President
Nancy M. Shambaugh	46	Vice President

The following is a brief account of the business experience during the past five years through December 31, 2003 of each officer:

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

Jorge Garcia Massuet was appointed Vice President of the Company in June 2002. He has been Vice President of IGP since January 1999. He served as Vice President and General Manager of Fountainebleu Plaza, S.E., a real estate development firm, from January 1994 to December 1998.

Nancy M. Shambaugh was appointed Vice President of the Company in November 1998. Prior to that date, she served in various capacities with the predecessor company.

Code of Ethics

We established a Code of Ethics for Principal Executive Officers and Senior Financial Officers, and a Code of Ethics and Business Conduct for Officers and Employees of the Company. Copies of the codes, and any waivers or amendments to such codes which are applicable to our executive officers, or senior financial officers, can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

American Community Properties Trust
222 Smallwood Village Center
St. Charles, Maryland 20602
Attention: Director of Investor Relations
Telephone: (301) 843-8600
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to "Share Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.

Information on ACPT's common shares authorized for issuance under equity compensation plans is contained in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2004 under the caption "Equity Compensation Plan Information" and is incorporated by reference herein.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by the Item is incorporated by reference to "Principal Accountant Fees and Services" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2004.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

Report of Independent Auditors

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the years ended December 31, 2003 and 2002

2. Financial Statement Schedules

The following financial statement schedules are contained herein:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2003

3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

2.1	Form of Restructuring Agreement dated as of August 21, 1998 between the Company and Interstate General Company L.P. ("IGC")	Exhibit 2 to Registration Statement on Form S-11 No. 333-58835 of the Company filed July 10, 1998 ("Form S-11")
2.2	Subscription Agreement between Coachman's and American Housing	Exhibit 2.1 to Form 8-K dated January 23, 2003
2.3	Assignment and Transfer of Limited Partnership Interest (Coachman's)	Exhibit 2.2 to Form 8-K dated January 23, 2003
2.4	Subscription Agreement between Village Lake and American Housing	Exhibit 2.3 to Form 8-K dated January 23, 2003
2.5	Assignment and Transfer of Limited Partnership Interest (Village Lake)	Exhibit 2.4 to Form 8-K dated January 23, 2003
3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Bylaws of the Company	Exhibit 3.2 to Form S-11
3.3	Amendment to Bylaws of the Company	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated August 25, 1998, between the Company and Paul A. Resnik	Exhibit 10.3 to Form S-11
10.3	Employment Agreement, dated November 10, 2003, between the Company and Paul A. Resnik	Filed herewith
10.4	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson	Exhibit 10.4 to Form S-11
10.5	Employees' Share Incentive Plan	Exhibit 10.5 to Form S-11
10.6	Trustee's Share Incentive Plan	Exhibit 10.6 to Form S-11
10.7	Housing Management Agreement, dated May 12, 1994, between IGC and Capital Park Associates	Exhibit 10.7 to Form S-11
10.8	Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated October 29, 2002	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002

10.9	Housing Management Agreement, dated January 1, 1987, between IGC and Chastleton Apartments Associates	Exhibit 10.8 to Form S-11
10.10	Housing Management Agreement, dated September 30, 1983, between IGC and G.L. Limited Partnership	Exhibit 10.9 to Form S-11
10.11	Seventh Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated October 1, 1998	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998
10.12	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998	Exhibit 10.14 to 1998 Form 10-K
10.13	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002	Exhibit 10.15 to 2001 Form 10-K
10.14	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001	Exhibit 10.15 to 2000 Form 10-K
10.15	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001	Exhibit 10.16 to 2000 Form 10-K
10.16	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001	Exhibit 10.17 to 2000 Form 10-K
10.17	Non-Interest Bearing Cash Flow Note as of June 6, 2001 between Land Development Associates, S.E. and Interstate General Company L.P.; assigned to KEMBT on July 12, 2001	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
10.18	Letter Agreement between Land Development Associates, S.E. and FirstBank dated July 13, 2001	Exhibit 10.20 to 2001 Form 10-K
10.19	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.21 to 2001 Form 10-K
10.20	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.22 to 2001 Form 10-K
10.21	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: IGC)	Exhibit 10.24 to 2001 Form 10-K
10.22

Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.23	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002

10.24	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.25	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.26	Joint Venture Agreement for St. Charles Active Adult Community	Exhibit 10.29 to 2002 Form 10-K
10.27	Assignment and Assumption of Lease dated September 1, 2000 by and between Interstate General Company L.P. and American Rental Management Company	Exhibit 10.30 to 2002 Form 10-K
10.28	Lease Amendment V dated September 1, 2000 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.31 to 2002 Form 10-K
10.29	Lease Amendment VI dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.32 to 2002 Form 10-K
10.30	Lease Amendment VII dated February 28, 2003 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.33 to 2002 Form 10-K
10.31	Lease Amendment II dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.34 to 2002 Form 10-K
10.32	Office Lease Agreement dated September 24, 1997 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E. ..	Exhibit 10.35 to 2002 Form 10-K
10.33	Amendment to Lease Agreement dated February 13, 2002 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Exhibit 10.36 to 2002 Form 10-K
10.34	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K
10.35	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.36	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.37	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K

10.38	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.39	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.40	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.41	Development Agreement between St. Charles Community, LLC and U.S. Home Corporation dated March 4, 2004	Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
(b)	Reports on Form 8-K None

(c)	Exhibits See (a) 3, above.

(d)	Financial Statement Schedules See (a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 30, 2004	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: March 30, 2004	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Senior Vice President and Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee	March 30, 2004
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 30, 2004
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 30, 2004
/s/ T. Michael Scott T. Michael Scott	Trustee	March 30, 2004
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 30, 2004
/s/ Thomas S. Condit Thomas S. Condit	Trustee	March 30, 2004
/s/ Cynthia L. Hedrick Cynthia L. Hedrick	Principal Accounting Officer	March 30, 2004