Form 10-Q
period 2004-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2004-05-17
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

As of May 7, 2004, there were 5,191,554 Common Shares outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

MARCH 31, 2004
TABLE OF CONTENTS

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, (In thousands, except per share amounts) (Unaudited)

	2004	2003

Revenues
Community development-land sales	$ 128	$ 462
Homebuilding-home sales	5,349	2,924
Equity in earnings from partnerships and developer fees	1,677	379
Rental property revenues	4,159	3,628
Management and other fees, substantially all from related entities	1,011	845
Reimbursement of expenses related to managed entities	1,675	1,697
Interest and other income	81	85
Total revenues	14,080	10,020

Expenses
Cost of land sales	304	465
Cost of home sales	4,073	2,349
Rental properties expenses:
Operating	1,709	1,565
Interest	1,526	782
Depreciation and amortization	680	572
Expenses reimbursed from managed entities	1,675	1,697
General and administrative	2,322	1,725
Selling and marketing	45	35
Interest expense-other	67	104
Depreciation and amortization-other	62	55
Total expenses	12,463	9,349

Income before provision for income taxes and minority interest	1,617	671
Provision for income taxes	451	209

Income before minority interest	1,166	462
Minority interest	65	(70)

Net income	$ 1,231	$ 392
Net income per share-basic and diluted	$ 0.24	$ 0.08
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,192	5,206
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	As of	As of
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 19,518	$ 13,486
Restricted	1,301	1,191
	20,819	14,677

Assets Related to Investment Properties
Operating properties, net of accumulated depreciation and
amortization of $39,960 and $39,469, respectively	50,277	51,060
Investment in unconsolidated apartment partnerships	4,561	4,960
Investment in unconsolidated commercial property partnerships	4,908	4,914
Other receivables, net of reserves of $1,061 and $863, respectively	612	720
Operating properties under development	4,463	3,392
	64,821	65,046

Assets Related to Community Development
Land and development costs
Puerto Rico	26,416	28,250
St. Charles, Maryland	24,997	25,001
Notes receivable on lot sales and other	30	87
	51,443	53,338

Assets Related to Homebuilding
Condominiums under construction	7,158	6,010

Other Assets
Receivables and other, net of reserves of $132 and $64, respectively	1,079	1,538
Property, plant and equipment, less accumulated depreciation
of $1,454 and $1,452, respectively	604	637
	1,683	2,175
Total Assets	$ 145,924	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,938	$ 1,951
Non-recourse debt	69,511	66,685
Accounts payable, accrued liabilities and deferred income	3,379	2,927
	74,828	71,563

Liabilities Related to Community Development
Recourse debt	18,522	22,661
Accounts payable, accrued liabilities and deferred income	3,023	1,923
	21,545	24,584

Liabilities Related to Homebuilding
Recourse debt	4,634	22
Accounts payable and accrued liabilities	1,107	1,304
	5,741	1,326

Other Liabilities
Accounts payable and accrued liabilities	2,810	2,754
Notes payable and capital leases	226	300
Accrued income tax liability-current	2,051	2,068
Accrued income tax liability-deferred	1,870	2,517
	6,957	7,639
Total Liabilities	109,071	105,112

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
March 31, 2004 and December 31, 2003	52	52
Treasury stock, at cost	(376)	(376)
Additional paid-in capital	16,452	16,964
Retained earnings	20,725	19,494
Total Shareholders' Equity	36,853	36,134

Total Liabilities and Shareholders' Equity	$ 145,924	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2003 (Audited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 19,494	$ 36,134
Net income	-	-	-	-	1,231	1,231
Paid dividends (Note 8)	-	-	-	(512)	-	(512)
Balance March 31, 2004 (Unaudited)	5,191,554	52	(376)	16,452	20,725	36,853
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net income	$ 1,231	$ 392
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	742	627
(Benefit) provision for deferred income taxes	(647)	22
Equity in earnings-unconsolidated apartment partnerships and developer fees	(1,534)	(232)
Distributions-unconsolidated apartment partnerships	1,456	208
Equity in earnings-unconsolidated commercial property partnerships	(143)	(147)
Distributions-unconsolidated commercial property partnerships	149	136
Cost of sales-community development	304	465
Cost of sales-homebuilding	4,073	2,349
Changes in notes and accounts receivable	280	105
Homebuilding-construction expenditures	(1,286)	(2,633)
Changes in accounts payable, accrued liabilities and deferred income	1,394	305
Net cash provided by operating activities	6,019	1,597

Cash Flows from Investing Activities
Investment in land development	(2,150)	(1,132)
Investment in office building and apartment construction	(1,071)	-
Change in investments-unconsolidated apartment partnerships	477	(67)
Change in restricted cash	(110)	(411)
Dispositions of rental operating properties, net	103	393
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	(1,700)
Dispositions of other assets	64	62
Net cash used in investing activities	(2,687)	(2,855)

Cash Flows from Financing Activities
Cash proceeds from debt financing	12,318	4,639
Payment of debt	(9,106)	(7,848)
Distribution paid to shareholders	(512)	-
Net cash provided by (used in) financing activities	2,700	(3,209)

Net Increase (Decrease) in Cash and Cash Equivalents	6,032	(4,467)
Cash and Cash Equivalents, Beginning of Year	13,486	10,673
Cash and Cash Equivalents, March 31,	$ 19,518	$ 6,206
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC"), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries. ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.
(2)	BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

The accompanying consolidated financial statements include the accounts of ACPT and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT".

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes and disclosures. These estimates are prepared using management's best judgment after considering past and current events and economic conditions. Actual results could differ from those estimates.

The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares outstanding were adjusted during the three months ended March 31, 2003 to reflect potential dilutive common shares related to outstanding warrants that were subsequently repurchased by the company on June 30, 2003.

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

FIN 46

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R) "Consolidation of Variable Interest Entities." Application of this interpretation was required in our financial statements for the year ended December 31, 2003 for interests in variable interest entities that are considered to be special-purpose entities. Our Company determined that we do not have any arrangements or relationships with special-purpose entities. Application of FIN 46R for all other types of variable interest entities was required for our Company effective March 31, 2004.

FIN 46R addresses the consolidation of business enterprises to which the method of ownership of a majority voting interest of consolidation does not apply. FIN 46R focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities by requiring that they be consolidated by the company if the company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. The Company adopted FIN 46R as of March 31, 2004. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership interest (contractual or other monetary interest). The adoption of FIN 46R did not have a material impact on the consolidated results of operations, financial position, or cash flows.

As discussed in Note 3, our Company holds interests in and acts as the managing partner of certain partnerships established for the purpose of constructing and renting residential housing. While it was determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to the following losses: its contributed capital to Brookside ($100) and Lakeside ($100), its unpaid working capital, land acquisition, and development loans and the unpaid development fee; all of which are fully reserved for on the consolidated books of the Company. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

The unconsolidated apartment partnerships as of March 31, 2004 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of the Company's control as well as its non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

The following table summarizes the financial data and principal activities of the unconsolidated partnerships, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial property, ELI.
	Apartment	Commercial
	Properties	Property (ELI)	Total
	(in thousands)
Summary Financial Position:
Total Assets
March 31, 2004	$ 83,797	$ 28,914	$ 112,711
December 31, 2003	83,860	28,559	112,419
Total Non-Recourse Debt
March 31, 2004	108,213	24,975	133,188
December 31, 2003	104,165	25,075	129,240
Total Other Liabilities
March 31, 2004	9,920	541	10,461
December 31, 2003	10,732	151	10,883
Total (Deficit) Equity
March 31, 2004	(34,336)	3,398	(30,938)
December 31, 2003	(31,037)	3,333	(27,704)
Company's Investment
March 31, 2004	4,561	4,908	9,469
December 31, 2003	4,960	4,914	9,874

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2004	6,988	912	7,900
Three Months Ended March 31, 2003	6,900	918	7,818
Net Income
Three Months Ended March 31, 2004	(155)	393	238
Three Months Ended March 31, 2003	281	412	693
Company's recognition of equity in earnings and developer fees
Three Months Ended March 31, 2004	1,534	143	1,677
Three Months Ended March 31, 2003	232	147	379

	Apartment	Commercial
	Properties	Property (ELI)	Total
Summary of Cash Flows:	(in thousands)
Cash flows from operating activities
Three Months Ended March 31, 2004	1,622	882	2,504
Three Months Ended March 31, 2003	1,641	864	2,505
Company's share of cash flows from operating activities
Three Months Ended March 31, 2004	424	399	823
Three Months Ended March 31, 2003	489	391	880
Operating cash distributions
Three Months Ended March 31, 2004	618	328	946
Three Months Ended March 31, 2003	381	301	682
Company's share of operating cash distributions
Three Months Ended March 31, 2004	207	149	356
Three Months Ended March 31, 2003	208	136	344
Refinancing cash distributions
Three Months Ended March 31, 2004	2,526	-	2,526
Three Months Ended March 31, 2003	-	-	-
Company's share of refinancing cash distributions
Three Months Ended March 31, 2004	1,249	-	1,249
Three Months Ended March 31, 2003	-	-	-
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2004 and December 31, 2003 (in thousands):
	Maturity	Interest	Outstanding As Of
	Dates	Rates (a),(b)	March 31,	December 31,
	From/To	From/To	2004	2003
			(unaudited)	(audited)
Related to community development:
Recourse debt	06-30-04/	Non-interest	$ 18,522	$ 22,661
	02-15-06	bearing/P+1.25%
Related to homebuilding:
Recourse debt	03-31-07	P	4,634	22

Related to investment properties:
Recourse debt	01-23-13	P+1.25%	1,938	1,951
Non-recourse debt	04-01-05/	LIBOR	69,511	66,685
	02-01-39	+2.25%/7.85%
General:
Recourse debt	10-30-04/	Non-interest	226	300
	04-28-08	bearing/10.95%
Total debt			$ 94,831	$ 91,619
  "P" = Prime lending interest rate. (The prime rate at March 31, 2004 was 4%).
  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rate at March 31, 2004 was 1.11%.

As of March 31, 2004, the $18,522,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. The non-recourse debt related to investment properties is collateralized by apartment projects and guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,237,000 on two of our investment properties have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%.

The Company's next homebuilding project, Torres del Escorial, will consist of building and selling 160 apartment units in the master planned community of Parque Escorial in Carolina. On March 31, 2004, the Company signed a construction loan with FirstBank that carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan bears interest at the prime rate during the construction period and matures on March 31, 2007.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of March 31, 2004 the Company is in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. As of March 31, 2004, the Company estimated that the total cost to complete the construction would be approximately $22.4 million.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

As of March 31, 2004, ACPT is guarantor of $11,493,000 of letters of credit and surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of March 31, 2004, ACPT has guaranteed $18,959,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $6,601,000 of outstanding debt owed by its subsidiaries and Interstate General Properties Limited Partnership S.E. ("IGP") has guaranteed $11,551,000 of its subsidiaries' outstanding debt. Land Development Associates, S.E. ("LDA") guaranteed $4,634,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $6,601,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $6,941,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

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

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent the Plaintiff from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by PDRB against Vann was tried on February 4, 2004, and by Order of the Circuit Court dated April 8, 2004, PDRB was successful and all claims filed by Plaintiff were denied. Since the underlying claim between PDRB and the Plaintiff has been tried, the Plaintiff has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order, and the April 8, 2004 letter.

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, and hired and supervised the construction contractor and are named as defendants. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act.

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

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company is the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plantiff's apartment.

On February 10, 2004, nine tenants of Capitol Park Plaza filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named defendants. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plantiff's apartment.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate the Plaintiff and Defendant's expert witnesses' reports. Several depositions and a status conference are scheduled between June and October 2004.

On May 13, 2002, Antonio Santiago Rodriguez, and others filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiffs allege that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. The court granted permission and scheduled a continuance status conference for June 25, 2004. The claim has an extensive discovery of evidence outstanding and oral dispositions are also pending.

On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. The Court postponed the trial scheduled for January 2004 and did not reschedule a new trial date.

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

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME IMPACT:
		Three Months Ended
		March 31,
		2004	2003
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 683	$ 467
Affiliates of J. Michael Wilson, CEO and Chairman		188	178
		$ 871	$ 645
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 12	$ 12

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 96	$ 96
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	179	(6)
Affiliates of J. Michael Wilson, CEO and Chairman		57	-
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		72	58
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(5)	(3)
IGC	(B4)	-	(5)
James J. Wilson, IGC chairman and director	(B3)	50	50
Thomas J. Shafer, Trustee	(B5)	11	11
		$ 460	$ 201

BALANCE SHEET IMPACT:		Balance	Balance
		March 31,	December 31,
		2004	2003
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners, net of reserves		$ 612	$ 720

Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman		$ 178	$ 274
IGC		1	1
IBC		5	5
		$ 184	$ 280
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)	$ 5,417	$ 6,005

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

(2)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable due from LDA, a subsidiary of the Company, payable from LDA's cash flow. The note bore interest at a rate of prime plus 1.5% subject to a 6% floor and 9% ceiling with a maturity date of August 2, 2009. Effective June 6, 2001 the LDA note was modified in two respects: (1) Up to 28% of net proceeds from LDA land sales was to be used to make principal payments on the note, and (2) the note became non-interest bearing as of June 6, 2001. The Company's independent Trustees unanimously approved the modification. In July 2001 IGC assigned the note to KEMBT Corporation ("KEMBT"), wholly owned by Wilson Securities Corporation. The note was then pledged by KEMBT as collateral for a $7,000,000 credit agreement from FirstBank Puerto Rico ("FirstBank").

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

Related Party Acquisitions

On January 23, 2003, AHP completed its acquisition of a 95 percent ownership interest in two partnerships that own apartment units. AHP contributed a total of $1,600,000 to Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake") in exchange for a 10 percent managing general partner and 85 percent limited partner interest in both partnerships. IBC retained the remaining 5% general partner interests. IBC is owned by the James J. Wilson Family, beneficial owners of 52% of ACPT's outstanding shares. J. Michael Wilson serves as ACPT's Chairman of the Board and CEO. Because the transaction occurred between these related parties, ACPT now consolidates the accounts of Coachman's and Village Lake on the carryover basis. This basis reflects the accounts of each partnership at historical cost without an allocation of the purchase price to the fair value of their accounts. In the fourth quarter of 2003, the Company trued up its acquisition accounting for this transaction.

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

(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and property management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, homebuilding and property management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2004 and 2003 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2004:
Total revenues	$ 6,210	$ 8,026	$ (156)	$ 14,080
Interest income	47	130	(151)	26
Interest expense	1,688	20	(115)	1,593
Depreciation and amortization	717	25	-	742
Income tax provision-current	519	579	-	1,098
Income tax (benefit) provision-deferred	(650)	3	-	(647)
Income (loss) before income taxes and minority interest	(453)	2,106	(36)	1,617
Net income (loss)	(257)	1,524	(36)	1,231
Total assets	97,474	63,552	(15,102)	145,924
Additions to long lived assets	299	2,957	-	3,256

2003:
Total revenues	$ 5,183	$ 4,994	$ (157)	$ 10,020
Interest income	40	143	(153)	30
Interest expense	960	56	(130)	886
Depreciation and amortization	602	25	-	627
Income tax provision-current	97	90	-	187
Income tax (benefit) provision-deferred	(92)	114	-	22
Income (loss) before income taxes and minority interest	(25)	719	(23)	671
Net income (loss)	(100)	515	(23)	392
Total assets	89,236	68,381	(14,709)	142,908
Additions to long lived assets	2,133	306	-	2,439
(8)	CASH DIVIDENDS

The Company paid a $0.10 per share cash dividend on February 25, 2004. On May 12, 2004, the Board of Trustees declared a $0.05 per share cash dividend payable on June 9, 2004 to shareholders of record on May 26, 2004.
(9)	SUBSEQUENT EVENT

On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family. Per the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs, and have a priority on cash distributions up to its advances plus accrued interest, investment and a 13% cumulative preferred return on its investment.

El Monte owns a 104,000 square foot mall, a 65,000 square foot office building and a 22,000 square foot parking garage located in the San Juan metropolitan area in Puerto Rico and currently carries an overall occupancy rate of 79%. Leases range from $22 to $25 per square foot. The property has been and will continue to be managed by the Company.

A third party appraiser valued the property at $16,500,000 on April 22, 2003. The property is currently encumbered by a mortgage with an outstanding balance of $12,195,000. The mortgage matures on September 15, 2008, at which time the Company expects to refinance the property with adequate proceeds to recover its advances, investment and 13% cumulative preferred return.

The Company's limited partnership investment will be accounted for under the equity method of accounting.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Refer to the Company's 2003 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the three months ended March 31, 2004 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2004 (unaudited) with the results of operations of the Company for the three months ended March 31, 2003 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003
U.S. Operations
			Increase
	Three Months Ended		(Decrease)
	March 31,		2004/
	2004	2003	2003
	(in thousands)
Community development:
Land sales revenue	$ 128	$ 462	-72%
Cost of sales	259	450	-42%
Gross profit	(131)	12	-1192%
Gross profit margin	-102%	3%	-
Consolidated apartments:
Rental Revenue	4,159	3,628	15%
Operating expenses	1,709	1,565	9%
Interest expense	1,526	782	95%
Depreciation and amortization	680	572	19%
Minority interest	(68)	67	-201%
Profit contribution	312	642	-51%
Unconsolidated investments:
Equity in earnings from partnerships	632	89	610%
Profit contribution	632	89	610%
Management and other fees	460	330	39%
Interest and other income	12	5	140%
General, administrative, selling and marketing expense	1,512	1,001	51%
Interest expense	47	62	-24%
Other expense	40	33	21%
Pretax loss	(314)	(18)	1644%
Provision for income taxes	(131)	5	-2720%
Net loss	$ (183)	$ (23)	696%
Effective tax rate	42%	-28%	-

Community Development - U.S. Operations.

Land sales are recognized at closing when we have obtained sufficient down payments, when possession and other attributes of ownership have been transferred to the purchaser and when we have no significant continuing involvement. Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. Residential lots are sold to homebuilders in bulk pursuant to the terms of options contracts that are secured by cash deposits or letters of credit. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. Residential lots can vary in size and location resulting in pricing differences. Gross profit margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use of the land. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales decreased $334,000 to $128,000 during the three months ended March 31, 2004, compared to sales of $462,000 during the three months ended March 31, 2003.

Residential Land Sales

For the first three months ended March 31, 2003, we sold 8 standard size single-family lots for an average selling price of $58,000 per lot with no lot sales in the first quarter of 2004. As of March 31, 2004 we had one residential lot in our backlog which subsequently sold in April 2004 for an aggregate price of $70,000. We expect to deliver finished lots to U.S. Homes in the beginning of June.

In March 2004, the Company executed an agreement with U.S. Homes to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village. The agreement requires the homebuilder to provide $20 million of letters of credit to secure the purchase of the lots. Under the agreement, the builder is required to purchase, at a minimum, 200 residential lots, developed by the Company, per year on a cumulative basis. The price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder. The current selling price of townhomes in this area is approximately $200,000 while single-family homes are selling in the $250,000 to $300,000 range. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

Commercial Land Sales

For the three months ended March 31, 2004 we sold 1.06 acres of commercial land for $128,000 with no comparable sales during the same period in 2003. As of March 31, 2004, we do not have any commercial acres in our backlog.

Gross Profit (Loss)

The gross profit for the three months ended March 31, 2004 dropped to -102% compared to 3% for the same period of 2003. The decrease is attributed to the effect of minimal sales revenue to offset the stable period costs that are charged to our community development operations on a quarterly basis.

Rental Property Revenues and Operating Results - U.S. Operations.

Certain of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. We consolidated ten apartment properties for the three months ended March 31, 2004 and 2003. We acquired the controlling interests in Village Lake and Coachman's at the end of January 2003; thereby recognizing two full months of revenue and expenses for the quarter ended March 31, 2003. Five of our properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes three of the properties and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The operating margin (rental property revenue net of operating expenses, interest expenses, depreciation and amortization and minority interest) from the consolidated apartment properties decreased 51% to $312,000 for the three months ended March 31, 2004, compared to $642,000 in the same period in 2003. Interest expense on the outstanding mortgages of three of our properties increased $744,000 this year compared to the previous year because we refinanced their mortgages in June 2003, December 2003 and January 2004 to take advantage of favorable interest rates in the market. The additional interest expense is the result of unamortized loan fees and prepayment penalties that were expensed when the retired mortgages were refinanced as well as the increase in the principal balances of the new mortgages. Additionally, operating expenses for the properties increased, on a comparable basis, 4% during the first quarter 2004, compared to the first quarter 2003. These expense increases were mitigated slightly by reduced minority interest and by a 12% increase in the rental revenue for our subsidized properties as a result of the subsidy increases awarded by HUD in September 2003. The rent increases became effective in January 2004.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - U.S. Operations.

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

In the first quarter of 2004, we recognized a $543,000 increase in income from the unconsolidated properties compared to the first quarter of 2003. On January 12, 2004, the Company refinanced the non-recourse mortgage of one of its apartment partnerships for a lower rate non-recourse mortgage. The increase in income from the unconsolidated partnerships is primarily attributable to the recognition of distributions in excess of basis from the refinancing of the partnership's mortgage offset by our share of the partnership's write-off of refinancing fees associated with its previous mortgage.

Management and Other Fees - U.S. Operations.

We earn a rental-revenue based monthly fee from the apartment properties that we manage, including three of the properties owned by or an affiliate of J. Michael Wilson. We receive an additional fee from these properties as well as the properties in Puerto Rico for their use of the property management computer system that we purchased at the end of 2001 and a fee for vehicles purchased by the Company used on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from the properties that are not consolidated.

Management and other fees increased 39% to $460,000 in the first three months of 2004, compared to $330,000 in the same period of 2003. As a result of the refinancing of one of our apartment partnership's mortgage, the Company received a special management fee of $288,000; however we recognized half of the fee during the first quarter and deferred the other half. The deferred piece will be amortized into income over the life of the loan. The increase from the special management fee was offset by management fees earned during the month of January 2003 from Village Lake and Coachman's and reflected in 2003's management fee income, but eliminated in consolidation in 2004.

General, Administrative, Selling and Marketing Expenses - U.S. Operations.

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for 14 properties located in St. Charles, Maryland and to a lesser extent the other managed properties. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

General, administrative, selling and marketing costs incurred in the U.S. increased $511,000 for the three months ended March 31, 2004 to $1,512,000, compared to $1,001,000 for the same period in 2003. The 51% increase in general and administrative costs is primarily attributable to the effect of an improvement in the Company's share price on outstanding share incentive rights. On March 31, 2004 ACPT's shares closed at $10.30 a share compared to a closing price of $5.30 a share on March 31, 2003. The remainder of this period's increase is the result of additional bad debt expenses booked during the first three months of 2004 on the outstanding accounts receivable balances due from three apartment properties that we manage. We also experienced a 16% increase in salaries and benefits as a result of the additional staffing that we hired in the second half of 2003 related to the corporate governance regulations for public companies.

Interest Expense - U.S. Operations.

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense decreased 24%, to $47,000 for the three months ended March 31, 2004, compared to $62,000 for the three months ended March 31, 2003 as a result of a reduction in our interest expense recognized on the outstanding balances of our capital leases and vehicle notes as well as a decrease in the amortization of loan fees. The decrease in interest expense can also be attributed to the increase in the amount of interest eligible for capitalization for the three months ended March 31, 2004 compared to the same period in 2003.

Provision for Income Taxes - U.S. Operations.

The effective tax rate for the first quarter of 2004 and 2003 are 42% and 28%, respectively. The federal and state statutory rate is 39%. The primary difference between the statutory rate and the effective rate for 2004 and 2003 is related to the distortion of the rate calculated on a small loss whereby small book to tax differences can produce a disproportionate increase or decrease on the effective tax rate.
Puerto Rico Operations
			Increase
	Three Months Ended		(Decrease)
	March 31,		2004/
	2004	2003	2003
	(in thousands)
Community development:
Cost of sales	$ 45	$ 15	200%
Gross profit	(45)	(15)	-200%
Gross profit margin	-	-	-
Homebuilding:
Home sales revenue	5,349	2,924	83%
Cost of sales	4,073	2,349	73%
Gross profit	1,276	575	122%
Gross profit margin	24%	20%	21%
Unconsolidated investments:
Equity in earnings from partnerships	1,045	264	296%
Sponsor and developer fees	-	26	-100%
Profit contribution	1,045	290	260%
Management and other fees	551	515	7%
Interest and other income	69	80	-14%
General, administrative, selling and marketing expense	855	759	13%
Interest expense	20	42	-52%
Other expense	25	25	0%
Pretax income	1,996	619	222%
Provision for income taxes	582	204	185%
Net income	$ 1,414	$ 415	241%
Effective tax rate	29%	33%	-

Community Development - Puerto Rico Operations.

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

There were no land sales during the first three months ended March 31, 2004 and 2003.

On February 26, 2004, the Company executed an agreement with a third party to sell 9.6 acres of land in the master planned community of Parque Escorial. Under the terms of the agreement, 2.4 acres will be sold for $2,752,000 during the second quarter of 2004, while the remaining 7.2 acres will be sold for $7,448,000 in the first quarter of 2005.

Homebuilding - Puerto Rico Operations.

The homebuilding operations have been conducted through a corporation known as Brisas de Parque Escorial, Inc. ("Brisas"). As of March 31, 2004, the construction of this complex is substantially completed with 25 units remaining to sell. The units are being sold individually from an onsite sales office to pre-qualified homebuyers.

During the first three months of 2004, thirty units were closed at a selling price per unit of $178,300 generating $5,349,000 of sales revenue compared to seventeen units sold during the first three months of 2003 generating $2,924,000 in sales revenue for a selling price of $172,000 per unit. The increases in sales that we have experienced within our homebuilding operations have been driven by a favorable interest in our project in Parque Escorial in Puerto Rico. As of March 31, 2004, fifteen units were under contract for an average selling price per unit of $180,000. Each of these sales is backed by a $4,000 deposit and non-contingent sales contract. The gross profit margin for the three months ended March 31, 2004 was 24% as compared to 20% for the same period in 2003. The increase in the gross margin percentage is due to the increases in the price per unit as well as decreases in the cost per unit as a result of the reduced financing charges.

A new 160-unit mid-rise condominium complex known as Torres del Escorial will commence construction during the second quarter of 2004 with the initial condo delivery projected for early 2005.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - Puerto Rico Operations.

Equity in earnings from partnerships and sponsor and developer fees were $1,045,000 during the first three months of 2004, as compared to $290,000 during the first three months of 2003. The current period's increase is attributed to the $785,000 of excess cash distributions that the Company received from the refinancing of one of its partnership's mortgage in March. This excess of basis was offset slightly by a reduction of $5,000 in the equity pick-up from our commercial property, ELI, as well as sponsor and developer fees recognized in 2003 with no corresponding amounts recognized in 2004.

Management and Other Fees - Puerto Rico Operations.

Management and other fees increased 7% during the three months ended March 31, 2004 to $551,000, as compared to $515,000 for the three months ended March 31, 2003. The increase is primarily attributable to the recognition of $25,000 of deferred financing fee income from the refinancings of two of our apartment partnerships in December 2003. We also experienced a $10,000 increase in management fees earned from all of our apartment partnerships as a direct result of a 1.6% increase in rental revenues.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations.

Selling, marketing, general and administrative expenses increased 13% to $855,000 during the three months ended March 31, 2004, as compared to $759,000 for the same period in 2003. The increase is the result of increases in advertising, fees for additional tax services, legal services, outside personnel services, car expenses, worker's compensation insurance expenses, and the outstanding share incentive rights expenses recorded as a result of the increases in our share price that we experienced during the first quarter of 2004. The increases were offset in part by a reduction in bad debt expense, salaries, payroll taxes, property and municipal taxes, and landscaping.

Interest Expense - Puerto Rico Operations.

Interest expense decreased 52% to $20,000 during the first three months of 2004, as compared to $42,000 for the three months ended March 31, 2003. The decrease is primarily attributable to an increase in the amount of interest eligible for capitalization, the reduction of outstanding debt in the first quarter of 2004, compared to the same quarter of 2003 and an overall reduction in the prime-lending rate during 2003. During 2004, $20,000 was expensed and $202,000 was capitalized. During the same period in 2003, $42,000 was expensed and $276,000 was capitalized.

Provision for Income Taxes - Puerto Rico Operations.

The effective tax rate for the first quarter of 2004 and 2003 are 29% and 33%, respectively. The statutory rate is 29%. The increase in 2003 is related to the land profit on the Brisas sales, which is also subject to federal taxation without receiving the benefit of a foreign tax credit.

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

During the first three months of 2004, our operating activities produced $6,019,000 of net cash flows compared to $1,597,000 of net cash flows from operations in the first quarter of 2003. The increase in cash provided by operating activities is primarily due to the distributions received from the unconsolidated subsidiaries and the condo sales. Please refer to the OPERATIONS section within the MD&A for a detailed discussion of our operations for the three months ended March 31, 2004 compared to the same period in 2003.

In the first quarter of 2004, net cash used in investing activities was $2,687,000, a 6% decrease from the same period in 2003. This decrease is primarily attributable to the acquisition of Village Lake and Coachman's Landing apartment properties in the first quarter of 2003 with no corresponding acquisition during the same period in 2004. This decrease was offset in part by increased investment in land improvements and the new office building in Puerto Rico.

In the first quarter 2004, $2,700,000 of net cash was provided by our financing activities compared to $3,209,000 used in financing activities during the same quarter in 2003. During the first three months of 2004, we received approximately $12,000,000 of cash proceeds from the refinancing of three of our apartment properties' mortgages offset by $9,106,000 of debt curtailments and $512,000 of a cash dividend distributed to our shareholders on February 25, 2004.

As of March 31, 2004, the Company held $19,500,000 in unrestricted cash of which $4,100,000 is held separately for the operations of the apartment properties.

The following chart reflects our contractual financial obligations as of March 31, 2004:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recourse debt-community
Development and homebuilding	$ 23,156	$ 15,518	$ 7,638	$ -	$ -
Non-recourse debt-investment properties	69,511	1,039	6,152	2,803	59,517
Recourse debt-investment properties	1,938	57	193	149	1,539
Capital lease obligations	131	96	35	-	-
Operating lease obligations	1,677	449	693	402	133
Purchase obligations	32,856	6,061	26,445	350	-
Total contractual cash obligations	$ 129,269	$ 23,220	$ 41,156	$ 3,704	$ 61,189

Contractual Obligations

Substantially all of the Company's community development and homebuilding assets are encumbered by recourse debt. LDA's land loans due to FirstBank with an aggregate outstanding balance of $6,601,000 mature June 30, 2004 at which time we expect the bank to grant an extension to June 30, 2005. These loans make up the primary development facility for Parque Escorial and historically have been extended upon formal request. This credit facility has $1,345,000 of available development funds that have not been advanced. The maturity date of the $5,417,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. The LDA loans due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions. The construction loan for the Brisas homebuilding project was repaid in March 2004.

The Company's next homebuilding project, Torres del Escorial, will consist of building and selling 160 apartment units in the master planned community of Parque Escorial in Carolina. Total development costs for this project are estimated at $31.5M. On March 31, 2004, the Company signed a construction loan with FirstBank that carries a $26M revolving line of credit with aggregate advances not to exceed $15M outstanding at any one time. The loan bears interest at the prime rate during the construction period and matures on March 31, 2007.

In February 2004, the Company signed a loan agreement with Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. The maturity date of the loan is set for February 15, 2006. We also extended the Banco Popular loan that matured in February to June 30, 2005 and paid $400,000 reducing the outstanding balance to $1,500,000 as of March 31, 2004.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear escalating interest rates from 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

As more fully described in the Notes to Consolidated Financial Statements the non-recourse apartment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. On January 12, 2004, the non-recourse mortgages for two apartment properties were refinanced for lower rate non-recourse debt of $16,800,000. The proceeds from the refinancings will be used for capital improvements at the two properties, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners. The Company received a portion of the fees from each of the refinancings. One of the partnerships is a fully consolidated entity while the interest in the other partnership is recorded on our statements under the equity method.

The Company is constructing a 57,000 square foot office building in the Carolina planned community of Parque Escorial. The building is being constructed on 2.1 acres in the Parque Escorial Office Park, for a total cost of $10.7 million. A construction loan of $8.6 million from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the project. The construction loan will mature in April 2005 and at such time will convert into a 30-year term loan. The Company obtained letters of intent for approximately 50% of the building prior to the beginning of construction. The office building is projected to be ready for occupancy in January 2005 and upon completion, it will be added to ACPT's portfolio of investment properties. As of March 31, 2004, the outstanding balance was $2.6 million.

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

We are actively seeking additions to our rental property portfolio. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. from Insular Properties Limited Partnership for $1,462,500. Per the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs. The Company's limited partnership interest will be accounted for under the equity method of accounting. We are currently pursuing other opportunities to purchase apartment properties in the Washington, D.C. area. If these properties meet our requirements, we intend on financing their acquisition.

Throughout the remaining nine months of 2004, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-Q, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations.

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

As of March 31, 2004 there have been no material changes in the Company's financial market risk since December 31, 2003 as reported in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In the previously reported St. Charles Planning & Design Review Board ("PDRB")-Smallwood Village vs. George C. Vann, et al., the underlying claim filed by the PDRB against Vann was tried on February 4, 2004, and by Order of the Circuit Court of Charles County, Maryland dated April 8, 2004, the PDRB was successful and all claims filed by Vann were denied. Mr. Vann has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order and the April 8, 2004 letter, which granted relief to the PDRB. It is anticipated that it will take approximately twelve months for Mr. Vann's appeal to be prosecuted.

There have been no material changes in the Company's remaining legal proceedings as reported in the Company's Annual Report on Form 10-K.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6(a).	EXHIBITS

(A)	Exhibits
10.1	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet
10.2	Management Agreement dated January 5, 1987 between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center)
10.3	First Amendment to Management Agreement dated January 4, 1988 between Interstate General Properties Limited Partnership, S.P. and Interstate Business Corporation (Santa Maria Shopping Center)
10.4	Second Amendment to Management Agreement dated December 28, 1990 between Interstate General Properties Limited Partnership S.E., Interstate Business Corporation and Santa Maria Associates S.E.
10.5	Purchase and Sale Agreement dated April 30, 2004 between Insular Properties Limited Partnership and Interstate Commercial Properties, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
(B)	Reports on Form 8-K
Form 8-K dated March 30, 2004 (Items 9 and 12) (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 17, 2004	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 17, 2004	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer