Form 10-Q
period 2004-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2004-08-16
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

As of August 7, 2004, there were 5,191,554 Common Shares outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

JUNE 30, 2004
TABLE OF CONTENTS

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2004	2003

Revenues
Community development-land sales	$ 4,914	$ 1,315
Homebuilding-home sales	9,309	10,214
Equity in earnings from partnerships and sponsor and developer fees	1,983	1,461
Rental property revenues	8,475	7,649
Management and other fees, substantially all from related entities	1,972	1,704
Reimbursement of expenses related to managed entities	3,471	3,244
Interest and other income	226	161
Total revenues	30,350	25,748

Expenses
Cost of land sales	3,459	1,295
Cost of home sales	7,042	8,127
Rental properties expenses:
Operating	3,472	3,341
Interest	2,518	1,642
Depreciation and amortization	1,362	1,195
Expenses reimbursed from managed entities	3,471	3,244
General and administrative	4,817	3,309
Selling and marketing	70	75
Interest expense-other	137	215
Depreciation and amortization-other	122	105
Total expenses	26,470	22,548

Income before provision for income taxes and minority interest	3,880	3,200
Provision for income taxes	1,146	995

Income before minority interest	2,734	2,205
Minority interest	(21)	(126)
Net income	$ 2,713	$ 2,079
Net income per share-basic and diluted	$ 0.52	$ 0.40
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,192	5,205
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per share amounts) (Unaudited)

	2004	2003

Revenues
Community development-land sales	$ 4,786	$ 853
Homebuilding-home sales	3,960	7,290
Equity in earnings from partnerships and sponsor and developer fees	306	1,082
Rental property revenues	4,316	4,021
Management and other fees, substantially all from related entities	961	859
Reimbursement of expenses related to managed entities	1,796	1,547
Interest and other income	145	75
Total revenues	16,270	15,727

Expenses
Cost of land sales	3,155	830
Cost of home sales	2,969	5,778
Rental properties expenses:
Operating	1,763	1,776
Interest	992	859
Depreciation and amortization	682	623
Expenses reimbursed from managed entities	1,796	1,547
General and administrative	2,495	1,584
Selling and marketing	25	40
Interest expense-other	70	111
Depreciation and amortization-other	60	50
Total expenses	14,007	13,198

Income before provision for income taxes and minority interest	2,263	2,529
Provision for income taxes	695	786

Income before minority interest	1,568	1,743
Minority interest	(86)	(56)
Net income	$ 1,482	$ 1,687
Net income per share-basic and diluted	$ 0.29	$ 0.32
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,192	5,205
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	As of	As of
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 16,332	$ 13,486
Restricted	2,351	1,191
	18,683	14,677

Assets Related to Investment Properties
Operating properties, net of accumulated depreciation and
amortization of $40,660 and $39,469, respectively	49,976	51,060
Investment in unconsolidated apartment partnerships	4,535	4,960
Investment in unconsolidated commercial property partnerships	6,360	4,914
Other receivables, net of reserves of $1,064 and $863, respectively	725	720
Operating properties under development	5,219	3,392
	66,815	65,046

Assets Related to Community Development
Land and development costs
Puerto Rico	23,487	28,250
St. Charles, Maryland	27,713	25,001
Notes receivable on lot sales and other	2,177	87
	53,377	53,338

Assets Related to Homebuilding
Condominiums under construction	6,728	6,010

Other Assets
Receivables and other, net of reserves of $180 and $64, respectively	1,063	1,538
Property, plant and equipment, less accumulated depreciation
of $1,445 and $1,452, respectively	683	637
	1,746	2,175
Total Assets	$ 147,349	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,924	$ 1,951
Non-recourse debt	70,646	66,685
Accounts payable, accrued liabilities and deferred income	2,638	2,927
	75,208	71,563

Liabilities Related to Community Development
Recourse debt	16,801	22,661
Accounts payable, accrued liabilities and deferred income	4,068	1,923
	20,869	24,584

Liabilities Related to Homebuilding
Recourse debt	5,538	22
Accounts payable and accrued liabilities	1,421	1,304
	6,959	1,326

Other Liabilities
Accounts payable and accrued liabilities	2,797	2,754
Notes payable and capital leases	234	300
Accrued income tax liability-current	1,212	2,068
Accrued income tax liability-deferred	1,991	2,517
	6,234	7,639
Total Liabilities	109,270	105,112

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
June 30, 2004 and December 31, 2003	52	52
Treasury stock, at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	21,439	19,494
Total Shareholders' Equity	38,079	36,134

Total Liabilities and Shareholders' Equity	$ 147,349	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2003 (Audited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 19,494	$ 36,134
Net income	-	-	-	-	2,713	2,713
Paid dividends (Note 8)	-	-	-	-	(768)	(768)
Balance June 30, 2004 (Unaudited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 21,439	$ 38,079
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net income	$ 2,713	$ 2,079
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,484	1,300
Benefit for deferred income taxes	(526)	(337)
Equity in earnings-unconsolidated apartment partnerships and developer fees	(1,664)	(1,170)
Distributions-unconsolidated apartment partnerships	1,600	1,182
Equity in earnings-unconsolidated commercial property partnerships	(319)	(291)
Distributions-unconsolidated commercial property partnerships	304	286
Cost of sales-community development	3,459	1,295
Cost of sales-homebuilding	7,042	8,127
Changes in notes and accounts receivable	(1,816)	286
Homebuilding-construction expenditures	(3,825)	(5,597)
Changes in accounts payable, accrued liabilities and deferred income	1,160	(75)
Net cash provided by operating activities	9,612	7,085

Cash Flows from Investing Activities
Investment in land development	(5,092)	(2,438)
Investment in office building and apartment construction	(1,827)	-
Change in investments-unconsolidated apartment partnerships	489	114
Change in investments-unconsolidated commercial properties	(1,431)	-
Change in restricted cash	(1,160)	(304)
Additions to rental operating properties, net	(278)	(751)
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	(1,700)
Acquisitions of other assets	(223)	(402)
Net cash used in investing activities	(9,522)	(5,481)

Cash Flows from Financing Activities
Cash proceeds from debt financing	21,252	15,380
Payment of debt	(17,728)	(18,936)
Acquisition of treasury stock and warrants	-	(389)
Distribution paid to shareholders	(768)	-
Net cash provided by (used in) financing activities	2,756	(3,945)

Net Increase (Decrease) in Cash and Cash Equivalents	2,846	(2,341)
Cash and Cash Equivalents, Beginning of Year	13,486	10,673
Cash and Cash Equivalents, June 30	$ 16,332	$ 8,332
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

The operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares outstanding for the six and three months ended June 30, 2004 were not adjusted. However, the weighted average shares outstanding were adjusted during the six and three months ended June 30, 2003 to reflect the once potential dilutive common shares related to outstanding warrants that were repurchased by the Company on June 30, 2003.

Impact of Recently Issued Accounting Standards

SFAS No. 150

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life be considered mandatorily redeemable shares in the financial statements of the parent company. Accordingly, those non-controlling interests are required to be classified as liabilities in the parent company's consolidated financial statements and reported at settlement value. At its October 29, 2003 meeting, the FASB decided to defer the application of this aspect of this standard for an indefinite period of time. Most of the housing partnerships that the Company holds the general partner interest in have limited lives per the terms of the partnership agreement. We anticipate further guidance or modifications from the FASB and have not determined the financial statement impact of FASB 150 as currently stated.

FIN 46

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), "Consolidation of Variable Interest Entities." FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The objective of FIN 46-R is to improve financial reporting by companies involved with variable interest entities by requiring that they be consolidated by the company if the company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. We have evaluated the applicability of FIN 46-R to our investments in our unconsolidated subsidiaries and determined that they do not meet the requirement of a variable interest entity, and therefore consolidation is not required. Accordingly, these investments will continue to be accounted for using the equity method. We adopted FIN 46-R as of March 31, 2004. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

As discussed in Note 3, our Company holds interests in and acts as the managing partner of certain partnerships established for the purpose of constructing and renting residential housing. While it was determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to the following losses: its contributed capital to Brookside ($100) and Lakeside ($100), its unpaid working capital, land acquisition, and development loans and the unpaid development fee; all of which are fully reserved for on the consolidated books of the Company. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.
(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

The unconsolidated apartment partnerships as of June 30, 2004 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. Due to the absence of the Company's control as well as its non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The Company holds a limited partner interest in ELI, S.E. ("ELI"), a partnership formed for the purpose of constructing a building to lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets equal to producing a 45.26% interest in cash flow generated by the thirty-year lease of the building. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. Under the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs, and has a priority on cash distributions up to its advances plus accrued interest at 8%, investment and a 13% cumulative preferred return on its investment.

The following table summarizes the financial data and principal activities of the unconsolidated partnerships, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial properties.
	Apartment	Commercial
	Properties	Properties	Total
	(in thousands)
Summary of Financial Position:
Total Assets
June 30, 2004	$ 83,228	$ 37,737	$ 120,965
December 31, 2003	83,860	28,559	112,419
Total Non-Recourse Debt
June 30, 2004	107,608	37,118	144,726
December 31, 2003	104,165	25,075	129,240
Total Other Liabilities
June 30, 2004	10,013	646	10,659
December 31, 2003	10,732	151	10,883
Total (Deficit)/Equity
June 30, 2004	(34,393)	(27)	(34,420)
December 31, 2003	(31,037)	3,333	(27,704)
Company's Investment
June 30, 2004	4,535	6,360	10,895
December 31, 2003	4,960	4,914	9,874

Summary of Operations:
Total Revenue
Six Months Ended June 30, 2004	14,097	3,396	17,493
Six Months Ended June 30, 2003	13,814	1,835	15,649
Three Months Ended June 30, 2004	7,109	1,722	8,831
Three Months Ended June 30, 2003	6,914	944	7,858
Net Income
Six Months Ended June 30, 2004	156	931	1,087
Six Months Ended June 30, 2003	532	810	1,342
Three Months Ended June 30, 2004	311	478	789
Three Months Ended June 30, 2003	251	424	675
Company's recognition of equity in earnings and developer fees
Six Months Ended June 30, 2004	1,664	319	1,983
Six Months Ended June 30, 2003	1,170	291	1,461
Three Months Ended June 30, 2004	130	176	306
Three Months Ended June 30, 2003	938	144	1,082

	Apartment	Commercial
	Properties	Properties	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Six Months Ended June 30, 2004	2,512	1,254	3,766
Six Months Ended June 30, 2003	1,593	798	2,391
Three Months Ended June 30, 2004	890	372	1,262
Three Months Ended June 30, 2003	(48)	66	18
Company's share of cash flows from operating activities
Six Months Ended June 30, 2004	627	578	1,205
Six Months Ended June 30, 2003	546	361	907
Three Months Ended June 30, 2004	203	179	382
Three Months Ended June 30, 2003	57	(30)	27
Operating cash distributions
Six Months Ended June 30, 2004	986	667	1,653
Six Months Ended June 30, 2003	2,029	630	2,659
Three Months Ended June 30, 2004	368	339	707
Three Months Ended June 30, 2003	1,648	329	1,977
Company's share of operating cash distributions
Six Months Ended June 30, 2004	351	304	655
Six Months Ended June 30, 2003	1,182	286	1,468
Three Months Ended June 30, 2004	144	155	299
Three Months Ended June 30, 2003	939	150	1,089
Refinancing cash distributions
Six Months Ended June 30, 2004	2,526	-	2,526
Six Months Ended June 30, 2003	-	-	-
Three Months Ended June 30, 2004	-	-	-
Three Months Ended June 30, 2003	-	-	-
Company's share of refinancing cash distributions
Six Months Ended June 30, 2004	1,249	-	1,249
Six Months Ended June 30, 2003	-	-	-
Three Months Ended June 30, 2004	-	-	-
Three Months Ended June 30, 2003	-	-	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2004 and December 31, 2003 (in thousands):
	Maturity	Interest	Outstanding as of
	Dates	Rates (a),(b)	June 30,	December 31,
	From/To	From/To	2004	2003
			(unaudited)	(audited)
Related to community development:
Recourse debt	11-26-04/	Non-interest	$ 16,801	$ 22,661
	06-01-19	bearing/P+1.25%

Related to homebuilding:
Recourse debt	03-31-07	P	5,538	22

Related to investment properties:
Recourse debt	01-23-13	P+1.25%	1,924	1,951
Non-recourse debt	04-01-05/	LIBOR	70,646	66,685
	02-01-39	+2.25%/7.85%
General:
Recourse debt	10-30-04/	Non-interest	234	300
	06-01-09	bearing/10.95%
Total debt			$ 95,143	$ 91,619
  "P" = Prime lending interest rate. (The prime rate at June 30, 2004 was 4%).
  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rate at June 30, 2004 was 1.120%.

As of June 30, 2004, the $16,801,000 of recourse debt related to community development is fully collateralized by substantially all of the community development assets. The non-recourse debt related to investment properties is collateralized by apartment projects and is generally guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $6,186,000 on two of our investment properties have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%. On July 1, 2004, the non-recourse mortgage for one of our subsidized apartment properties was refinanced for a lower rate loan of $2,800,000. Under the refinancing, the Company will no longer receive a subsidized mortgage interest rate.

On March 31, 2004, the Company signed a construction loan with FirstBank that carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan bears interest at the prime rate during the construction period and matures on March 31, 2007. As of June 30, 2004, the outstanding balance of the development loan was $5,538,000 and is included in recourse debt related to homebuilding. This recourse debt is secured by the Company's next homebuilding project, Torres del Escorial.

In February 2004, the Company signed a loan agreement with Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. The maturity date of the loan is set for February 15, 2006 and the interest rate is prime plus 1%. As of June 30, 2004, the outstanding balance of the acquisition and revolving development loan was $270,000 and is included in recourse debt related to homebuilding.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of June 30, 2004, the Company is in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. As of June 30, 2004, we have received $1,117,000 from the County and have estimated that the total cost to complete the construction would be approximately $22,400,000. In connection with the advancement of funds for the development project, we have provided the County with a $3,000,000 letter of credit. We are in the process of documenting an agreement with the County that will stipulate the borrowing and repayment provisions for the funds advanced. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the Bond. This letter of credit will be issued by U.S. Home as part of a lot sales contract.

As of June 30, 2004, ACPT is guarantor of $12,323,000 of letters of credit and surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of June 30, 2004, ACPT has guaranteed $17,225,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $5,353,000 of outstanding debt owed by its subsidiaries and Interstate General Properties Limited Partnership S.E. ("IGP") has guaranteed $12,397,000 of its subsidiaries' outstanding debt. Land Development Associates, S.E. ("LDA") guaranteed $5,538,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $5,353,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $6,513,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The Circuit Court entered judgment in favor of the Company and its officer, and the landowners appealed that judgment to the Maryland Court of Special Appeals. While the appeal was pending, the parties reached a final settlement agreement resolving all claims raised in the litigation. The owners therefore dismissed their appeal with prejudice on June 3, 2004.

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent the Plaintiff from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by PDRB against Vann was tried on February 4, 2004, and by Order of the Circuit Court dated April 8, 2004, PDRB was successful and all claims filed by Plaintiff were denied. The Plaintiff has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order, and the April 8, 2004 Order.

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

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company is the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company is the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment.

On February 10, 2004, nine tenants of Capitol Park Plaza filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named defendants. The Company is the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate the Plaintiff and Defendant's expert witnesses' reports. Several depositions are still pending and a status conference is scheduled for October 18, 2004.

On May 13, 2002, Antonio Santiago Rodriguez, and others filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiffs allege that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. A status conference was held on June 25, 2004 and the court scheduled an evidentiary hearing for September 27, 2004. The claim has an extensive discovery of evidence outstanding and oral dispositions are also pending.

On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. The Court postponed the trial scheduled for January 2004 and has not rescheduled a new trial date.

Due to the inherent uncertainties of the judicial process and the early stage of certain of these actions, we are unable to either predict the outcome of or estimate a range of potential loss associated with, these matters. While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we will prevail. If any of these matters are not resolved in our favor, it could have a material adverse effect on our liquidity, financial condition and results of operations.

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

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME IMPACT:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 1,290	$ 1,086	$ 607	$ 619
Affiliates of J. Michael Wilson, CEO and Chairman		380	412	192	234
		$ 1,670	$ 1,498	$ 799	$ 853
Interest and Other Income
Unconsolidated subsidiaries with third party partners		$ 24	$ 24	$ 12	$ 12

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 204	$ 181	$ 108	$ 85
Reserve additions and other write-offs-
Unconsolidated subsidiaries with third party partners	(A)	163	(2)	(16)	4
Affiliates of J. Michael Wilson, CEO and Chairman		102	-	45	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		145	105	73	47
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(11)	2	(6)	5
IGC	(B4)	(1)	(8)	(1)	(3)
James J. Wilson, IGC chairman and director	(B3)	100	100	50	50
Thomas J. Shafer, Trustee	(B5)	21	21	10	10
		$ 723	$ 399	$ 263	$ 198

BALANCE SHEET IMPACT:
				Balance	Balance
				June 30,	December 31,
				2004	2003
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated subsidiaries with third party partners, net of reserves				$ 725	$ 720

Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$ 80	$ 274
IGC				2	1
IBC				5	5
				$ 87	$ 280
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 5,359	$ 6,005

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

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company agreed that (i) The LDA note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA note will be paid; (iv) the due date of the LDA note will be June 30, 2005, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA note, entities controlled by the Wilson family have agreed: (i) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998, discussed below, are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

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

Related Party Acquisitions

On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family. Per the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs, and have a priority on cash distributions up to its advances plus accrued interest at 8%, investment and a 13% cumulative preferred return on its investment.

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

The Company's limited partnership investment is accounted for under the equity method of accounting.

(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and property management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, homebuilding and property management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2004 and 2003 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Six Months

2004:
Total revenues	$ 13,846	$ 16,814	$ (310)	$ 30,350
Interest income	99	301	(302)	98
Interest expense	2,845	40	(230)	2,655
Depreciation and amortization	1,432	52	-	1,484
Income tax provision-current	630	1,042	-	1,672
Income tax (benefit) provision-deferred	(612)	86	-	(526)
Income before income taxes and minority interest	10	3,943	(73)	3,880
Net (loss) income	(30)	2,816	(73)	2,713
Total assets	97,329	65,369	(15,349)	147,349
Additions to long lived assets	4,500	2,697	-	7,197

2003:
Total revenues	$ 11,935	$ 14,132	$ (319)	$ 25,748
Interest income	78	280	(311)	47
Interest expense	2,014	103	(260)	1,857
Depreciation and amortization	1,257	43	-	1,300
Income tax provision-current	928	405	-	1,333
Income tax (benefit) provision-deferred	(602)	264	-	(338)
Income before income taxes and minority interest	808	2,443	(51)	3,200
Net income	356	1,774	(51)	2,079
Total assets	92,879	64,916	(14,674)	143,121
Additions to long lived assets	4,285	604	-	4,889

The following presents the segment information for the three months ended June 30, 2004 and 2003 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2004:
Total revenues	$ 7,636	$ 8,788	$ (154)	$ 16,270
Interest income	52	171	(151)	72
Interest expense	1,157	20	(115)	1,062
Depreciation and amortization	715	27	-	742
Income tax provision-current	111	463	-	574
Income tax provision-deferred	38	83	-	121
Income before income taxes and minority interest	463	1,837	(37)	2,263
Net income	228	1,291	(37)	1,482
Total assets	97,329	65,369	(15,349)	147,349
Additions to long lived assets	2,782	1,159	-	3,941

2003:
Total revenues	$ 6,751	$ 9,138	$ (162)	$ 15,727
Interest income	38	137	(158)	17
Interest expense	1,053	47	(130)	970
Depreciation and amortization	655	18	-	673
Income tax provision-current	831	315	-	1,146
Income tax (benefit) provision-deferred	(510)	150	-	(360)
Income before income taxes and minority interest	833	1,724	(28)	2,529
Net income	456	1,259	(28)	1,687
Total assets	92,879	64,916	(14,674)	143,121
Additions to long lived assets	2,152	298	-	2,450
(8)	CASH DIVIDENDS

During the six and three months ended June 30, 2004, the Company declared and paid dividends of $0.15 and $0.05 per share, respectively, on the 5,191,554 common shares outstanding. There were no dividends declared or paid during the six or three month period ended June 30, 2003.
(9)	SUBSEQUENT EVENT

On July 1, 2004, the non-recourse mortgage for one of our subsidized apartment properties was refinanced for a lower rate loan of $2,800,000. Prior to the refinancing, the apartment property participated in the federal Section 236 program in which the government provides interest subsidies directly to the apartment partnership through a reduction in the property's mortgage interest rate. Under the refinancing, the Company will no longer receive a subsidized mortgage interest rate. The proceeds from the refinancing will be used for capital improvements at the property as it prepares for a conversion to a fair-market rate property.

On August 13, 2004, the Board of Trustees declared a $0.10 per share cash dividend payable on September 10, 2004 to shareholders of record on August 27, 2004.

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

Refer to the Company's 2003 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the six months ended June 30, 2004 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2004 (unaudited) with the results of operations of the Company for the six and three months ended June 30, 2003 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the Six and Three Months Ended June 30, 2004 compared to the Six and Three Months Ended June 30, 2003
U.S. Operations					Six Months	Three Months
					Increase	Increase
	Six Months Ended		Three Months Ended		(Decrease)	(Decrease)
	June 30,		June 30,		2004/	2004/
	2004	2003	2004	2003	2003	2003
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 2,237	$ 1,315	$ 2,109	$ 853	70%	147%
Cost of sales	1,488	1,262	1,229	812	18%	51%
Gross profit	749	53	880	41	1313%	2046%
Gross profit margin	33%	4%	42%	5%	-	-
Consolidated apartments:
Rental Revenue	8,475	7,649	4,316	4,021	11%	7%
Operating expenses	3,472	3,341	1,763	1,776	4%	-1%
Interest expense	2,518	1,642	992	859	53%	15%
Depreciation and amortization	1,362	1,195	682	623	14%	9%
Minority interest	16	120	84	53	-87%	58%
Operating margin	1,107	1,351	795	710	-18%	12%
Unconsolidated investments:
Equity in earnings from partnerships	675	924	43	835	-27%	-95%
Management and other fees	870	690	410	360	26%	14%
Interest and other income	29	9	17	3	222%	467%
General, administrative, selling and
marketing expense	3,121	1,985	1,609	984	57%	64%
Interest expense	97	133	50	71	-27%	-30%
Other expense	75	68	35	35	10%	0%
Pretax income	137	841	451	859	-84%	-47%
Provision for income taxes	18	326	149	321	-94%	-54%
Net income	$ 119	$ 515	$ 302	$ 538	-77%	-44%
Effective tax rate	13%	39%	33%	37%	-	-

Community Development - U.S. Operations.

Land sales are recognized at closing when we have obtained sufficient down payments, when possession and other attributes of ownership have been transferred to the purchaser and when we have no significant continuing involvement with the property. Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. Residential lots are sold to homebuilders in bulk pursuant to the terms of option contracts that are secured by cash deposits or letters of credit. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. Residential lots can vary in size and location resulting in pricing differences. Gross profit margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by a contract that allows for a study period and a delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use of the land. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

In March 2004, the Company executed an agreement with U.S. Home Corporation ("U.S. Home") to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village. The agreement requires the homebuilder to provide $20 million in letters of credit to secure the purchase of the lots. Under the agreement, the builder is required to purchase, at a minimum, 200 residential lots, developed by the Company, per year on a cumulative basis. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

Community development land sales increased $922,000 to $2,237,000 from $1,315,000 for the six months ended June 30, 2004, compared to the same period in 2003, and increased to $2,109,000 from $853,000 for the three months ended June 30, 2004 compared to the same period in 2003.

Residential Land Sales

During the first six months of 2004, we sold 22 standard size single-family lots to U.S. Home for an initial selling price of $90,000 and one lot for $65,000 to a third party builder. The ultimate selling price per lot of our U.S. Home sales may be higher depending on the base sales price of the homes sold to the homebuyer as determined at final settlement. Additional revenue exceeding the initial price of $90,000 per lot will be recognized upon U.S. Home's settlement with the respective homebuyers. For the first six months of 2003 we sold 15 standard size single-family lots for an average price of $55,000. The average selling price of the standard single-family lot increased 64% during the first six months of 2004 from the same period in 2003. Residential lots sold in 2003 were negotiated with homebuilders in 2001 and 2002, during a relatively flat housing market. Prices for our current residential lots reflect the healthy, rather robust, housing market and its upward trend in home prices. Under the terms of our most recent agreement with U.S. Home the price for each residential lot is based on 30% of the base sales price of homes sold by the builder. The current selling price of townhomes in this area is approximately $200,000 while single-family homes in Fairway Village are selling for approximately $300,000.

For the quarter ended June 30, 2004, we experienced a 147% increase in land sales revenue over the same quarter in 2003 due to the fact that all of our 2004 residential lot sales took place in the second quarter. As disclosed above, we sold 23 standard size single family lots for the three months ended June 30, 2004 compared to 7 lots sold for the three months ended June 30, 2003. The increase in lot sales for the second quarter was primarily driven by our agreement with U.S. Home as well as land development delays in the second quarter of 2003 caused by the weather and revised storm weather management regulations imposed by the local government.

As of June 30, 2004, we had 36 residential lots in backlog that were available for delivery; of which 10 were sold subsequent to June 30, 2004.

Commercial Land Sales

During the first six months of 2004, we sold 1.1 acres of commercial land for an average selling price of $2.75 per square foot compared to 4.2 acres of commercial land for an average selling price of $2.46 per square foot for the same period in 2003. The average sales prices of these parcels differ due to their location, use and level of development.

Gross Profit

Community development sales produced favorable gross profit margins for the six and three months ended June 30, 2004. The gross profit for the six months ended June 30, 2004 was 33% compared to 4% in the same period of 2003. The increase is attributed to the 64% increase in the selling price of each residential lot.

Rental Property Revenues and Operating Results - U.S. Operations.

Ten of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, the apartment property's entire revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Five of the properties are market rent, although a portion of the units must be leased to tenants with low to moderate income. Three of the properties are subsidized by HUD and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The Company's share of the consolidated housing partnerships' net income (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) decreased 18% to $1,107,000 for the six months ended June 30, 2004, compared to $1,351,000 in the same period in 2003 and increased 12% to $795,000 for the three months ended June 30, 2004, compared to $710,000 for the same period in 2003.

During the first six months of 2004, as compared to the same period of 2003, the gross potential rent of the fair market properties increased, on average 12%, due to favorable market conditions and the subsidized rents increased an average of 13% as awarded to us by HUD due to the rent comparabilities in the area. The increases we experienced in our gross potential rents were partially offset by additional interest expense and mortgage insurance expenses incurred related to the debt refinancing of one of our properties in December 2003 and another in January 2004. Interest expense was also effected by a pre-payment penalty and the write-off of loan fees associated with the previous mortgages. Our Company also experienced an increase in depreciation expense as a result of additional capital expenditures made during the third and fourth quarters of 2003 at our apartment properties.

For the three months ended June 30, 2004, the operating margin of the consolidated apartments operations increased 12% as a result of an increase in gross potential rent, offset slightly by a 15% increase in interest expense and a 9% increase in depreciation and amortization.

Equity in Earnings from Partnerships - U.S. Operations.

The results of our share of earnings from the partnerships that do not qualify for the consolidated method of accounting are reflected in this section. The affect on earnings varies from partnership to partnership, depending on our investment book basis in the property, the partnership's earning stream, whether or not the limited partners have recovered their capital contribution, the partnership's ability to distribute cash and the amortization of any sponsor and developer fees.

Equity in earnings from partnerships decreased $249,000 during the first six months of the current year to $675,000 as compared to $924,000 for the same period of 2003 and decreased to $43,000 for the quarter ended June 30, 2004 compared to $835,000 for the second quarter ended 2003. In January 2004, the Company refinanced the non-recourse mortgage of one of its apartment partnerships for a lower rate non-recourse mortgage. As part of the refinancing, the Company shared in the recognition of distributions in excess of basis from the refinancing the mortgage offset by its share of the partnership's write-off of refinancing fees associated with the previous mortgage. In April 2003, the Company refinanced the non-recourse mortgage of another one of its apartment partnerships. At the time of refinancing, the Company recognized the excess basis. The 27% year to date decrease and the 95% quarter to date decrease is a result of the fact that the distributions in excess of basis that we received from the 2003 apartment refinancing were higher than those received by the Company from the 2004 refinancing, on a net basis. Additionally, our Crossland and Huntington partnerships are recognizing higher interest expense and amortization of loan fees in 2004 as a result of their new loans.

Management and Other Fees - U.S. Operations.

We earn a monthly fee from the apartment and commercial properties we manage, including three properties owned by or affiliated with the Wilson Family. In addition, we receive a fee from our managed properties in the U.S. and in Puerto Rico for their use of the property management computer system purchased at the end of 2001, and a fee for vehicles purchased by the Company for the properties. The cost of the computer system and vehicles are reflected in depreciation expense. Only the fees earned from our unconsolidated properties are reflected in this section.

Management and other fees increased 26% to $870,000 in the first six months of 2004, compared to $690,000 in the same period of 2003 and increased 14% to $410,000 for the three months ended June 30, 2004 from $360,000 in the same period in 2003. As a result of the refinancing of one of our apartment partnership's mortgage in January 2004, the Company received a special management fee of $288,000. We recognized half of the fee at the time of refinancing and the remainder of the fee will be amortized into income over the life of the loan. The Company also earned a $100,000 incentive management fee from an apartment property that we manage in Virginia. The remainder of the increase is due to the increase in apartment rental rates and reduced vacancy rates. Our 2004 year to date and quarter to date increases were slightly offset by the special management fee recognized from the refinancing of the Crossland partnership in April 2003 with no corresponding amount in 2004 in addition to a reduction of our earned computer and vehicle income.

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

General, administrative, selling and marketing costs incurred in the U.S. increased $1,136,000 to $3,121,000 for the six months ended June 30, 2004, compared to $1,985,000 for the same period of 2003 and increased $625,000 to $1,609,000 for the three months ended June 30, 2004 compared to $984,000 for the three months ended June 30, 2003.

The 57% increase in the year to date balance of our general and administrative costs is primarily attributable to the effect of an improvement in the Company's share price on outstanding share incentive rights. Our average share price for the first six months of 2004 was $9.73 versus an average of $5.63 for the first six months in 2003. The remainder of this period's increase is the result of additional bad debt expenses booked during the first six months of 2004 on the outstanding accounts receivable balances due from three apartment properties that we manage, in addition to a $30,000 donation made to the College of Southern Maryland Children's Center and audit-related and tax compliance fees. We also experienced a 23% increase in salaries and benefits as a result of the additional staffing hired during the second half of 2003 in response to the corporate governance regulations for public companies and increased property management supervision needs.

The 64% increase in the 2004 quarter to date over the 2003 quarter to date balance is the effect of approximately $488,000 from the favorable trading price of the Company's shares along with an increase in charitable contributions and accounting and audit fees.

Interest Expense - U.S. Operations.

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense decreased 27%, to $97,000 for the six months ended June 30, 2004, compared to $133,000 for the six months ended June 30, 2003 and decreased to $50,000 for the three months ended June 30, 2004 compared to interest expense of $71,000 for the same period in 2003. The year to date and quarter to date decreases are attributable to the increase in the amount of interest that qualified for capitalization which was $209,000 for six months ended June 30, 2004 and $90,000 for three months ended June 30, 2004, and a reduction of our outstanding debt balances on our vehicle notes and capital leases offset by a net increase in the amortization of loan fees on various land development loans outstanding.

Provision for Income Taxes - U.S. Operations.

The effective tax rates for the six and three months of 2004 are 13% and 33%, respectively. The federal and state statutory rate is 39%. The primary difference between the statutory rate and the effective rates for 2004 is related to the distortion caused by a small amount of income whereby book to tax differences produce a disproportionate increase or decrease on the effective tax rate.

Puerto Rico Operations					Six Months	Three Months
					Increase	Increase
	Six Months Ended		Three Months Ended		(Decrease)	(Decrease)
	June 30,		June 30,		2004/	2004/
	2004	2003	2004	2003	2003	2003
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 2,677	$ -	$ 2,677	$ -	100%	100%
Cost of sales	1,971	33	1,926	18	5873%	10600%
Gross profit/(loss)	706	(33)	751	(18)	-2239%	-4272%
Gross profit margin	26%	-	28%	-	-	-
Homebuilding:
Home sales revenue	9,309	10,214	3,960	7,290	-9%	-46%
Cost of sales	7,042	8,127	2,969	5,778	-13%	-49%
Gross profit	2,267	2,087	991	1,512	9%	-34%
Gross profit margin	24%	20%	25%	21%	-	-
Unconsolidated investments:
Equity in earnings from partnerships	1,308	486	263	222	169%	18%
Sponsor and developer fees	-	51	-	25	-100%	-100%
Operating margin	1,308	537	263	247	144%	6%
Management and other fees	1,102	1,014	551	499	9%	10%
Interest and other income	197	152	128	72	30%	78%
General, administrative, selling and
marketing expense	1,766	1,399	911	640	26%	42%
Interest expense	40	82	20	40	-51%	-50%
Other expense	52	43	27	18	21%	50%
Pretax income	3,722	2,233	1,726	1,614	67%	7%
Provision for income taxes	1,128	669	546	465	69%	17%
Net income	$ 2,594	$ 1,564	$ 1,180	$ 1,149	66%	3%
Effective tax rate	30%	30%	32%	29%	-	-

Community Development - Puerto Rico Operations.

Within our Puerto Rico operations, land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement with the property. Generally, we sell residential land to homebuilders by the parcel and commercial land to developers by the acre. Each sales contract typically calls for a 20% down payment and a non-interest-bearing note for the remainder of the balance. Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

Community development land sales for the six and three months ended June 30, 2004 were $2,677,000 with no comparable sales for the same periods in 2003. In April 2004, the Company sold 2.4 commercial acres in the master-planned community of Parque Escorial for $2,752,000. The slight difference in the sales price is the result of imputed interest on the note that decreased our sales revenue. At the time of sale, the Company issued a note receivable for $2,201,600 which matures on September 30, 2004. The gross profit margins for the six and three months ended June 30, 2004 were 26% and 28%, respectively, with no comparable gross margins for the same periods in 2003.

Future sales

In February 2004, the Company executed an option agreement with a third party to sell 7.2 acres of commercial land in Parque Escorial. At the time of signing, the third party developer paid a deposit of $744,800. Under the terms of the agreement the commercial land will be sold for $7,448,000 in the first quarter of 2005.

Homebuilding - Puerto Rico Operations.

The Company's homebuilding operations have been conducted through a corporation known as Brisas de Parque Escorial, Inc. ("Brisas"). As of June 30, 2004, the construction of this 208-unit complex is substantially completed with 3 units remaining to sell. The units were sold on an individual basis from an onsite sales office to pre-qualified homebuyers.

During the first six months of 2004, fifty-two units were closed at an average selling price per unit of $179,000 generating $9,309,000 of home sales revenue. Of these fifty-two units, twenty-two were closed during the second quarter generating $3,960,000 in home sales for the three months ended June 30, 2004. During the first six months of 2003, fifty-nine units were closed at an average selling price per unit of $173,000 generating $10,214,000. Of these fifty-nine units, forty-two units were closed during the second quarter of 2003 generating $7,290,000 in home sales. As of June 30, 2004, there were two units under contract and the final unit was optioned a few weeks later in July 2004. Each sale is backed by a $4,000 deposit and non-contingent sales contract.

Gross Profit

The gross profit margin for the six months of 2004 was 24% as compared to 20% for the same period of 2003 while the gross margins for the three months ended June 30, 2004 and 2003 were 25% and 21% respectively. The increase in the gross margin percentage in 2004 is the result of increases in the price per unit as well as decreases in the cost per unit as a result of the reduction in interest carry.

Future Homebuilding Operations

In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The delivery of the initial condo unit is projected for the third quarter of 2005.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - Puerto Rico Operations.

Equity in earnings from partnerships and sponsor and developer fees increased 144% to $1,308,000 during the first six months of 2004, as compared to $537,000 during the same period of 2003 and increased 6% to $263,000 during the second quarter of 2004 compared to $247,000 in 2003. The six-month increase was primarily due to the $785,000 of excess cash distributions that the Company received from the refinancing of one of its partnership's mortgage in March 2004 and a slight increase of $37,000 from the equity in earnings of its apartments and commercial partnerships, respectively. These increases were offset by a reduction of $51,000 in sponsor and developer fees earned in 2003 with no comparable amount for the same period of 2004.

Management and Other Fees - Puerto Rico Operations.

Management and other fees increased 9% to $1,102,000 during the six months ended June 30, 2004, as compared to $1,014,000 for the same period in 2003 and increased 10% to $551,000 for the three months ended June 30, 2004 as compared to $499,000 for the same period of 2003. This increase is attributable to the increase in annual rents in the apartment and commercial partnerships, the increase of management fees from Parque Escorial Associations as well as the increase in the recognition in 2004 of deferred financing fees. The deferred refinancing fees were generated in December 2003 and in March 2004 in conjunction with the refinancing of three properties.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations.

General and administrative expenses increased 26% to $1,766,000 during the six months ended June 30, 2004, as compared to $1,399,000 for the same period of 2003 and increased 42% to $911,000 during the three months ended June 30, 2004, as compared to $640,000 for the three months ended June 30, 2003. The increase is the result of increases in legal and outside personnel services, car expenses, office rent, worker's compensation insurance expense and the outstanding share incentive rights expenses recorded as a result of the increases in our share price that we experienced during the first six-months of 2004. These increases were offset in part by a reduction in municipal taxes, dues and subscriptions, travel and entertainment and hazard insurance expenses.

Interest Expense - Puerto Rico Operations.

Interest expense decreased 51% to $40,000 during the first six months of 2004, as compared to $82,000 for the first six months of 2003 and decreased 50% to $20,000 during the second quarter of 2004 as compared to $40,000 of interest expense for the same period of 2003. The year-to-date as well as the quarter-to-date decreases are attributable to an increase in the amount of interest eligible for capitalization which was $415,000 for the six months ended June 30, 2004 and $214,000 for the three months ended June 30, 2004, and a reduction in our outstanding debt balance during 2004, as compared to 2003.

Provision for Income Taxes - Puerto Rico Operations.

The effective tax rates for the six and three months ended June 30, 2004 were 30% and 32%, respectively. The Puerto Rico statutory tax rate is 29%. The increase in the effective tax rate over the statutory tax rate is primarily due to the U.S. taxation of the residential land profits created by the Brisas condo sales at a rate higher than the offsetting foreign tax credit.

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

During the first six months of 2004, our operating activities produced $9,612,000 of net cash flows compared to $7,085,000 of net cash flows from operations during the first six months of 2003. The increase in cash provided by operating activities is primarily due to land sales made in the U.S. and Puerto Rico during the second quarter as well as distributions received from our unconsolidated subsidiaries and fewer construction expenditures made within our homebuilding operations. Please refer to the RESULTS OF OPERATIONS section within the MD&A for a detailed discussion of our operations for the six and three months ended June 30, 2004 compared to the same periods in 2003.

During the first half of 2004, net cash used in investing activities was $9,522,000, a 74% increase from the same period in 2003. For the six months ended June 30, 2004, we increased our investment in land development as a result of the agreement signed with U.S. Home in February. The 2004 increase is also the result of the increase in costs incurred for the new office building in Puerto Rico with no corresponding expenditures in 2003. We also attribute part of the increase to the Company's purchase of a 50% limited partnership interest in El Monte. The increase in cash used in investing activities in 2004 was offset by the acquisition of Village Lake and Coachman's Landing apartment properties in 2003 with no corresponding acquisition in 2004.

For the six months ended June 30, 2004, $2,756,000 of net cash was provided by our financing activities compared to $3,945,000 used in financing activities for the six months ended June 30, 2003. During the first half of 2004, we received approximately $21,000,000 of cash proceeds from the refinancing of three of our apartment properties' mortgages offset by $17,700,000 of debt curtailments and $768,000 of cash dividends distributed to our shareholders on February 25, 2004 and June 9, 2004.

As of June 30, 2004, the Company held $16,332,000 in unrestricted cash of which $5,500,000 is held separately for the operations of the apartment properties.

The following chart reflects our contractual financial obligations as of June 30, 2004:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community development,
homebuilding and investment properties	$ 24,263	$ 4,175	$ 18,418	$ 152	$ 1,518
Non-recourse debt-investment properties	70,646	5,033	3,622	2,748	59,243
Capital lease obligations	150	61	67	22	-
Operating lease obligations	1,994	469	851	406	268
Purchase obligations	30,167	5,535	24,302	330	-
Total contractual cash obligations	$ 127,220	$ 15,273	$ 47,260	$ 3,658	$ 61,029

Contractual Obligations

Substantially all of the Company's community development and homebuilding assets are encumbered by recourse debt. On June 23, 2004, LDA consolidated their three land loans due to First Bank into a single facility loan with an outstanding balance of $5,400,000 and a maturity date of June 30, 2005. The consolidated loan makes up the primary development facility for Parque Escorial and has historically been extended upon formal request. The credit facility has $647,000 of available development funds that have not been advanced. The maturity date of the $5,359,000 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. The LDA loan due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions. The construction loan for the Brisas homebuilding project was repaid in March 2004.

The Company's next homebuilding project, Torres del Escorial, will consist of building and selling 160 apartment units in the master planned community of Parque Escorial in Carolina. Total development costs for this project is estimated at $31,500,000. On March 31, 2004, the Company signed a construction loan with FirstBank that carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan bears interest at the prime rate during the construction period and matures on March 31, 2007. As of June 30, 2004, the outstanding balance of the development loan was $5,500,000.

In February 2004, the Company signed a loan agreement with Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. The maturity date of the loan is set for February 15, 2006 and the interest rate is set at prime plus 1%. As of June 30, 2004, the outstanding balance of the acquisition and revolving development loan was $270,000.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear escalating interest rates from 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. To date, the Company has borrowed $1,100,000 from the County to facilitate the infrastructure development of the respective County projects.

As more fully described in the Notes to Consolidated Financial Statements the non-recourse apartment properties' debt is collateralized by apartment projects and is generally secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. On January 12, 2004, the non-recourse mortgages for two apartment properties were refinanced for lower rate non-recourse debt of $16,800,000. The proceeds from the refinancings were used for capital improvements at the two properties, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners. The Company received a portion of the fees from each of the refinancings. One of the partnerships is a fully consolidated entity while the interest in the other partnership is recorded on our statements under the equity method.

The Company is constructing a 57,000 square foot office building on 2.1 acres in the Parque Escorial Office Park, for a total cost of $10.7 million. A construction loan of $8.6 million from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the project. The construction loan is set to mature in April 2005 and at such time will convert into a 30-year term loan. The Company obtained letters of intent for approximately 50% of the building prior to the beginning of construction. The office building is projected to be ready for occupancy in the first quarter of 2005 and upon completion, it will be added to ACPT's portfolio of investment properties. As of June 30, 2004, the outstanding balance on the construction loan was $4 million.

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2009. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases are reported with general recourse debt.

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

We are actively seeking additions to our rental property portfolio. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. from Insular Properties Limited Partnership for $1,462,500. Per the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs. The Company's limited partnership interest will be accounted for under the equity method of accounting. We are pursuing other opportunities to purchase apartment properties in Baltimore and in the Washington, D.C. area. If these properties meet our requirements, we intend on financing their acquisition.

Throughout the remaining six months of 2004, we will seek permanent mortgages for a new apartment project in St. Charles and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-Q, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations.
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

As of June 30, 2004 there have been no material changes in the Company's financial market risk since December 31, 2003 as reported in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Below is a description of all material developments in litigation during the period of this report that ACPT or any of its subsidiaries are a party to.

Langley, et al vs. St. Charles Associates Limited Partnership, et al, No. 08-C-00-269; Circuit Court for Charles County, Maryland. In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The Circuit Court entered judgment in favor of the Company and its officer, and the landowners appealed that judgment to the Maryland Court of Special Appeals. While the appeal was pending, the parties reached a final settlement agreement resolving all claims raised in the litigation. The owners therefore dismissed their appeal with prejudice on June 3, 2004.

There have been no material changes in the Company's remaining legal proceedings as reported in the Company's Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2004.

Due to the inherent uncertainties of the judicial process and the early stage of certain of these actions, we are unable to either predict the outcome of or estimate a range of potential loss associated with, these matters. While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we will prevail. If any of these matters are not resolved in our favor, it could have a material adverse effect on our liquidity, financial condition and results of operations.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.
ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2004 Annual Meeting of Shareholders on June 9, 2004. At the meeting, shareholders elected two individuals to serve as Trustees for a term to expire at the Annual Meeting in the year 2007. The results of the voting was as follows:
	Votes For	Votes Withheld
Trustee
Thomas J. Shafer	4,175,670	852,239
J. Michael Wilson	4,178,620	849,289

The terms of T. Michael Scott, Thomas S. Condit, Edwin L. Kelly and Antonio Ginorio continued after the meeting and were not presented for re-election at that time.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits
10.1	Amendment to Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated March 24, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
(B)	Reports on Form 8-K Form 8-K dated May 17, 2004 (Items 9 and 12) (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 16, 2004	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 16, 2004	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer