Form 10-Q
period 2004-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2004-11-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

As of November 5, 2004, there were 5,191,554 Common Shares Outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2004
TABLE OF CONTENTS
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	5
	Consolidated Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2004 (Unaudited)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2004 and 2003	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	33
Item 6.	Exhibits	33
	Signatures	34

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2004	2003

Revenues
Community development-land sales	$ 5,839	$ 4,202
Homebuilding-home sales	9,861	15,780
Equity in earnings from partnerships and sponsor and developer fees	2,387	1,924
Rental property revenues	13,038	11,779
Management and other fees, substantially all from related entities	2,797	2,535
Reimbursement of expenses related to managed entities	5,158	5,149
Interest and other income	370	233
Total revenues	39,450	41,602

Expenses
Cost of land sales	4,388	3,377
Cost of home sales	7,474	12,534
Rental properties expenses:
Operating	5,345	5,194
Interest	3,545	2,515
Depreciation and amortization	2,043	1,819
Expenses reimbursed from managed entities	5,158	5,149
General and administrative	6,838	5,020
Selling and marketing	85	115
Interest expense-other	247	348
Depreciation and amortization-other	188	164
Total expenses	35,311	36,235

Income before provision for income taxes and minority interest	4,139	5,367
Provision for income taxes	1,089	1,720

Income before minority interest	3,050	3,647
Minority interest	(122)	(192)
Net income	$ 2,928	$ 3,455
Net income per share-basic	$ 0.56	$ 0.67
Net income per share-diluted	$ 0.56	$ 0.66
Weighted average shares outstanding-basic	5,192	5,192
Weighted average shares outstanding-diluted	5,192	5,201
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per share amounts) (Unaudited)

	2004	2003

Revenues
Community development-land sales	$ 925	$ 2,887
Homebuilding-home sales	552	5,566
Equity in earnings from partnerships and sponsor and developer fees	404	463
Rental property revenues	4,563	4,130
Management and other fees, substantially all from related entities	825	831
Reimbursement of expenses related to managed entities	1,687	1,905
Interest and other income	144	72
Total revenues	9,100	15,854

Expenses
Cost of land sales	929	2,082
Cost of home sales	432	4,407
Rental properties expense
Operating	1,873	1,853
Interest	1,027	873
Depreciation and amortization	681	624
Expenses reimbursed from managed entities	1,687	1,905
General and administrative	2,021	1,711
Selling and marketing	15	40
Interest expense-other	110	133
Depreciation and amortization-other	66	59
Total expenses	8,841	13,687

Income before provision (benefit) for income taxes and minority interest	259	2,167
Provision (benefit) for income taxes	(57)	725

Income before minority interest	316	1,442
Minority interest	(101)	(66)
Net income	$ 215	$ 1,376
Net income per share-basic and diluted	$ 0.04	$ 0.27
Weighted average shares outstanding-basic and diluted	5,192	5,192
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Cash and Cash Equivalents
Unrestricted	$ 20,206	$ 13,486
Restricted	2,497	1,191
	22,703	14,677

Assets Related to Investment Properties
Operating properties, net of accumulated depreciation and
amortization of $41,361 and $39,469, respectively	50,922	51,060
Investment in unconsolidated apartment partnerships	4,429	4,960
Investment in unconsolidated commercial property partnerships	6,287	4,914
Other receivables, net of reserves of $1,095 and $863, respectively	638	720
Operating properties under development	6,708	3,392
	68,984	65,046

Assets Related to Community Development
Land and development costs
Puerto Rico	23,998	28,250
St. Charles, Maryland	23,830	25,001
Receivable from bond proceeds	6,083	-
Notes receivable on lot sales and other	13	87
Investment in unconsolidated real estate entity	5,625	-
	59,549	53,338

Assets Related to Homebuilding
Condominiums under construction	8,268	6,010

Other Assets
Receivables and other, net of reserves of $235 and $64, respectively	1,233	1,538
Property, plant and equipment, less accumulated depreciation
of $1,511 and $1,452, respectively	625	637
	1,858	2,175
Total Assets	$ 161,362	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,910	$ 1,951
Non-recourse debt	72,233	66,685
Accounts payable, accrued liabilities and deferred income	3,545	2,927
	77,688	71,563

Liabilities Related to Community Development
Recourse debt	14,715	21,922
Recourse debt-County Bonds	8,000	739
Accounts payable, accrued liabilities and deferred income	4,047	1,923
Deferred income related to joint venture	4,338	-
	31,100	24,584

Liabilities Related to Homebuilding
Recourse debt	6,942	22
Accounts payable and accrued liabilities	873	1,304
	7,815	1,326

Other Liabilities
Accounts payable and accrued liabilities	4,004	2,754
Notes payable and capital leases	181	300
Accrued income tax liability-current	1,606	2,068
Accrued income tax liability-deferred	1,186	2,517
	6,977	7,639
Total Liabilities	123,580	105,112

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
September 30, 2004 and December 31, 2003	52	52
Treasury stock, at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	21,142	19,494
Total Shareholders' Equity	37,782	36,134

Total Liabilities and Shareholders' Equity	$ 161,362	$ 141,246
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2003 (Audited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 19,494	$36,134
Net income					2,928	2,928
Dividends (Note 8)					(1,280)	(1,280)
Balance September 30, 2004 (Unaudited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 21,142	$37,782
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net income	$ 2,928	$ 3,455
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,231	1,983
Provision for deferred income taxes	(1,331)	(65)
Equity in earnings-unconsolidated apartment partnerships and developer fees	(1,899)	(1,488)
Distributions-unconsolidated apartment partnerships	1,675	1,434
Equity in earnings-unconsolidated commercial property partnerships	(488)	(436)
Distributions-unconsolidated commercial property partnerships	497	492
Cost of sales-community development	4,388	3,377
Cost of sales-homebuilding	7,474	12,534
Changes in notes and accounts receivable	379	547
Homebuilding-construction expenditures	(5,797)	(7,483)
Changes in accounts payable, accrued liabilities and deferred income	7,437	(1,220)
Net cash provided by operating activities	17,494	13,130

Cash Flows from Investing Activities
Investment in land development	(2,649)	(3,967)
Investment in office building and apartment construction	(3,316)	(924)
Investment in land real estate entity	(5,625)	-
Change in investments-unconsolidated apartment partnerships	755	43
Change in investments-unconsolidated commercial properties	(1,382)	-
Change in restricted cash	(1,306)	(202)
Additions to rental operating properties, net	(1,905)	(1,040)
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	(1,700)
Acquisitions of other assets	(345)	(179)
Net cash used in investing activities	(15,773)	(7,969)

Cash Flows from Financing Activities
Cash proceeds from debt financing	27,429	17,870
Payment of debt	(22,328)	(26,544)
Net County Bond proceeds	1,178	-
Acquisition of treasury stock and warrants	-	(389)
Distributions paid to shareholders	(1,280)	-
Net cash provided by (used in) financing activities	4,999	(9,063)

Net Increase (Decrease) in Cash and Cash Equivalents	6,720	(3,902)
Cash and Cash Equivalents, Beginning of Year	13,486	10,673
Cash and Cash Equivalents, September 30	$ 20,206	$ 6,771
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003.

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

The operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares outstanding for the nine and three months ended September 30, 2004 and for the three months ended September 30, 2003 were not adjusted. However, the weighted average shares outstanding were adjusted for the nine months ended September 30, 2003 to reflect the once potential dilutive common shares related to outstanding warrants that were repurchased by the Company on June 30, 2003.

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

As discussed in Note 3, our Company holds interests in and acts as the managing partner of certain partnerships established for the purpose of constructing and renting residential housing. While it was determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to the following losses: its contributed capital to Brookside ($256,000) and Lakeside ($200,000), its unpaid working capital, land acquisition, and development loans and the unpaid development fee; all of which are fully reserved for on the consolidated books of the Company. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.
(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At September 30, 2004 and December 31, 2003, the Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

  General partnership interests in 14 apartment partnerships that own apartment communities in the United States and Puerto Rico;
  A 27.82% limited partnership interest in a commercial property partnership in Puerto Rico;
  A 50% limited partnership interest in a commercial property partnership in Puerto Rico; and
  A 50% membership interest in a limited liability company that is developing land for an active adult community in St. Charles, MD

Apartment Partnerships

The unconsolidated apartment partnerships as of September 30, 2004 include 14 partnerships owning 3,559 rental units in 17 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval.

Commercial Partnerships

The Company holds a limited partner interest in two commercial properties in Puerto Rico. ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets equal to producing a 45.26% interest in cash flow generated by the thirty-year lease of the building. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. Under the terms of the agreement, the Company agreed to fund $400,000 of capital improvements and lease stabilization costs, and has a priority on cash distributions up to its advances plus accrued interest at 8%, investment and a 13% cumulative preferred return on its investment. As discussed in Note 9, a third party buyer has agreed to purchase El Monte for $20,000,000. The net proceeds from the sale of the real estate will be distributed to the partners and the partnership will be terminated.

St. Charles Active Adult Community, LLC ("AAC")

In November 2002, the Company entered into a joint venture agreement with Lennar Corporation ("Lennar" formerly referred to as U.S. Home Corporation) for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a limited liability company ("AAC") was formed to carry out the terms of this agreement whereby Lennar and the Company would each hold a 50% membership interest in the limited liability company. AAC's operating agreement calls for the development of 352 lots to be delivered to Lennar under a purchase agreement starting in the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the AAC in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in AAC was recorded at historical cost, basis of the land, with the proceeds received reflected as deferred revenue which will be recognized into income as AAC sells lots to Lennar. AAC has received a commitment letter from a financial institution to fund the development of the lots. The commitment calls for development completion guarantees from both the Company and Lennar.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial properties accounted for within our investment properties section as well as our 50% ownership interest in the AAC that is accounted for within the community development section.
	Apartment	Commercial
	Properties	Properties	AAC	Total
	(in thousands)
Summary Financial Position:
Total Assets
September 30, 2004	$ 83,512	$ 38,445	$ 9,329	$ 131,286
December 31, 2003	83,860	28,559	-	112,419
Total Non-Recourse Debt
September 30, 2004	107,849	37,038	-	144,887
December 31, 2003	104,165	25,075	-	129,240
Total Other Liabilities
September 30, 2004	9,554	1,466	-	11,020
December 31, 2003	10,732	151	-	10,883
Total Deficit/Equity
September 30, 2004	(33,891)	(59)	9,329	(24,621)
December 31, 2003	(31,037)	3,333	-	(27,704)
Company's Investment
September 30, 2004	4,429	6,287	5,625	16,341
December 31, 2003	4,960	4,914	-	9,874

	Apartment	Commercial
	Properties	Properties	AAC	Total
	(in thousands)
Summary of Operations:
Total Revenue
Nine Months Ended September 30, 2004	21,173	5,039	-	26,212
Nine Months Ended September 30, 2003	20,778	2,751	-	23,529
Three Months Ended September 30, 2004	7,076	1,643	-	8,719
Three Months Ended September 30, 2003	6,964	916	-	7,880
Net Income
Nine Months Ended September 30, 2004	831	1,374	-	2,205
Nine Months Ended September 30, 2003	1,104	1,215	-	2,319
Three Months Ended September 30, 2004	675	443	-	1,118
Three Months Ended September 30, 2003	572	405	-	977
Company's recognition of equity in earnings
and developer fees
Nine Months Ended September 30, 2004	1,899	488	-	2,387
Nine Months Ended September 30, 2003	1,488	436	-	1,924
Three Months Ended September 30, 2004	235	169	-	404
Three Months Ended September 30, 2003	318	145	-	463

Summary of Cash Flows:
Cash flows from operating activities
Nine Months Ended September 30, 2004	4,046	2,067	-	6,113
Nine Months Ended September 30, 2003	3,854	1,663	-	5,517
Three Months Ended September 30, 2004	1,534	813	-	2,347
Three Months Ended September 30, 2003	2,261	865	-	3,126
Company's share of cash flows from operating activities
Nine Months Ended September 30, 2004	1,151	952	-	2,103
Nine Months Ended September 30, 2003	1,339	753	-	2,092
Three Months Ended September 30, 2004	524	374	-	898
Three Months Ended September 30, 2003	793	392	-	1,185
Operating cash distributions
Nine Months Ended September 30, 2004	1,159	1,096	-	2,255
Nine Months Ended September 30, 2003	2,530	1,084	-	3,614
Three Months Ended September 30, 2004	173	429	-	602
Three Months Ended September 30, 2003	501	454	-	955
Company's share of operating cash distributions
Nine Months Ended September 30, 2004	426	497	-	923
Nine Months Ended September 30, 2003	1,434	492	-	1,926
Three Months Ended September 30, 2004	75	193	-	268
Three Months Ended September 30, 2003	252	206	-	458
Refinancing cash distributions
Nine Months Ended September 30, 2004	2,526	-	-	2,526
Nine Months Ended September 30, 2003	-	-	-	-
Three Months Ended September 30, 2004	-	-	-	-
Three Months Ended September 30, 2003	-	-	-	-
Company's share of refinancing cash distributions
Nine Months Ended September 30, 2004	1,249	-	-	1,249
Nine Months Ended September 30, 2003	-	-	-	-
Three Months Ended September 30, 2004	-	-	-	-
Three Months Ended September 30, 2003	-	-	-	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and homebuilding assets, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company as of September 30, 2004 and December 31, 2003 (in thousands):
	Maturity	Interest	Outstanding as of
	Dates	Rates (a),(b)	September 30,	December 31,
	From/To	From/To	2004	2003
			(unaudited)	(audited)
Related to community development:
Recourse debt	11-26-04/	Non-interest	$ 22,715	$ 22,661
	06-01-19	bearing/P+1.25%

Related to homebuilding:
Recourse debt	03-31-07	P	6,942	22

Related to investment properties:
Recourse debt	01-23-13	P+1.25%	1,910	1,951
Non-recourse debt	04-01-05/	LIBOR	72,233	66,685
	02-01-39	+2.25%/7.85%
General:
Recourse debt	10-30-04/	Non-interest	181	300
	06-01-09	bearing/10.95%
Total debt			$ 103,981	$ 91,619
  "P" = Prime lending interest rate. (The prime rate at September 30, 2004 was 4.75%).
  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rate at September 30, 2004 was 1.88%.

As of September 30, 2004, the $22,715,000 of recourse debt related to community development is fully collateralized by substantially all of the community development assets. The non-recourse debt related to investment properties is collateralized by apartment projects and is generally guaranteed by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. Mortgage notes payable of $4,188,000 on one of our investment properties has a stated interest rate of 7.5%; however, after deducting an interest subsidy provided by the U.S. Department of Housing and Urban Development ("HUD"), the effective interest rate over the life of the loans is 1%.

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

As discussed in detail below in Note 5, we finalized the borrowing and repayment terms of the $8,000,000 Bond offering with the Charles County Commissioners. Pursuant to the agreement, the Company is immediately obligated to the principal and interest on the full $8,000,000 obligation, despite the fact that only $1,917,000 has been received to date for the completion of the County projects. The bonds mature on June 1, 2019.

Subsequent to September 30, 2004, the Company repaid the outstanding balance of the recourse loans due to Columbia Bank of $1,726,000.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of September 30, 2004, the Company is in compliance with the provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENCIES

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. In October 2004, we formalized an agreement which was pending approval prior to the end of the third quarter with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company has recorded debt for $8,000,000 and a receivable from the County, which is included within our Community Development assets, for $6,083,000 representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the Bond. This letter of credit was issued by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.

As of September 30, 2004, ACPT is guarantor of $17,181,000 of letters of credit and surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of September 30, 2004, ACPT has guaranteed $23,124,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $4,360,000 of outstanding debt owed by its subsidiaries and Interstate General Properties Limited Partnership S.E. ("IGP") has guaranteed $13,570,000 of its subsidiaries' outstanding debt. Land Development Associates, S.E. ("LDA") guaranteed $6,942,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $4,360,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $5,636,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

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

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, and hired and supervised the construction contractor and are named as defendants. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act.

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company was the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. The Company was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment.

On February 10, 2004, nine tenants of Capitol Park Plaza filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named defendants. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment.

On August 30, 2004, Arthur Simpson, et al, filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC ("the Company") was the managing agent of the Premises and is also named as a Defendant. Plaintiff alleged that the Defendants failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, the Plaintiffs seek an injunction prohibiting the Defendants from facilitating access to Plaintiffs' apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000 General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's accounts statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate the Plaintiff and Defendant's expert witnesses' reports. A status conference was held on October 18, 2004 at which time the Special Commissioner informed the Court he expects to have a preliminary report by January 2005. Another status conference is scheduled for February 11, 2005.

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

On May 13, 2002, Antonio Santiago Rodriguez, and others filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiffs allege that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. On October 26, 2004, the Defendants' attorney filed a motion to dismiss the action. The Court is in the process of evaluating the motion.

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

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, the pending or unasserted claims are not expected to have a material impact on the financial condition or future operations of ACPT.

(6)	RELATED PARTY TRANSACTIONS

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME IMPACT:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Management and Other Fees (B)
Unconsolidated real estate entities with third party partners		$ 1,790	$ 1,622	$ 500	$ 536
Affiliates of J. Michael Wilson, CEO and Chairman		561	603	181	191
		$ 2,351	$ 2,225	$ 681	$ 727
Interest and Other Income
Unconsolidated real estate entities with third party partners		$ 33	$ 37	$ 9	$ 13
		$ 33	$ 37	$ 9	$ 13
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 300	$ 276	$ 96	$ 95
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	199	-	36	2
Affiliates of J. Michael Wilson, CEO and Chairman		153	-	51	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		218	152	73	47
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(15)	(3)	(4)	(5)
IGC	(B4)	(1)	(9)	-	(1)
James J. Wilson, IGC chairman and director	(B3)	150	150	50	50
Thomas J. Shafer, Trustee	(B5)	32	32	11	11
		$ 1,036	$ 598	$ 313	$ 199

BALANCE SHEET IMPACT:
				Balance	Balance
				September 30,	December 31,
				2004	2003
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party partners, net of reserves				$ 638	$ 720

Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$ 81	$ 274
IGC				2	1
IBC				5	5
				$ 88	$ 280

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ 5,128	$ 6,005

(A) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other affiliated entities in the normal course of business. The fees earned from these services are typically collected on a monthly basis, one month in arrears. Receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. Generally, receivable balances from these partnerships are fully reserved, until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional expenses or recovery of such expenses.

On September 21, 2004, ARMC exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement due to defaults by the Owner of the apartment partnership. The termination was effective October 11, 2004. Management fees generated by this property represent less than 1% of the Company's total revenue.

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

(4)	Amounts include miscellaneous shared office expenses.
(5)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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

A third party appraiser valued the property at $16,500,000 on April 22, 2003. The property is currently encumbered by a mortgage with an outstanding balance of $12,063,000. The property has been and will continue to be managed by the Company.

The Company's limited partnership investment is accounted for under the equity method of accounting.

As discussed in Note 9, a third party buyer has agreed to purchase El Monte for $20,000,000. The net proceeds from the sale of the real estate will be distributed to the partners and the partnership will be terminated.

(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The U.S. operations include investments in rental properties, community development and property management services. The Puerto Rico operations include investments in rental properties, investments in commercial properties, community development, homebuilding and property management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2004 and 2003 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months

2004:

Total revenues	$ 20,607	$ 19,319	$ (476)	$ 39,450
Interest income	148	498	(465)	181
Interest expense	4,095	52	(355)	3,792
Depreciation and amortization	2,148	83	-	2,231
Income taxes (benefit)-current	1,120	1,300	-	2,420
Income taxes (benefit)-deferred	(1,109)	(222)	-	(1,331)
Income (loss) before income taxes and minority interest	(38)	4,287	(110)	4,139
Net income (loss)	(170)	3,208	(110)	2,928
Total assets	109,487	67,396	(15,521)	161,362
Additions to long lived assets	8,436	4,680	-	13,116

2003:

Total revenues	$ 20,365	$ 21,714	$ (477)	$ 41,602
Interest income	116	413	(466)	63
Interest expense	3,097	149	(383)	2,863
Depreciation and amortization	1,919	64	-	1,983
Income taxes (benefit)-current	1,124	661	-	1,785
Income taxes (benefit)-deferred	(447)	382	-	(65)
Income before income taxes and minority interest	1,633	3,816	(82)	5,367
Net income	765	2,772	(82)	3,455
Total assets	90,447	62,879	(14,820)	138,506
Additions to long lived assets	6,175	1,456	-	7,631

The following presents the segment information for the three months ended September 30, 2004 and 2003 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months

2004:

Total revenues	$ 6,761	$ 2,505	$ (166)	$ 9,100
Interest income	49	196	(162)	83
Interest expense	1,250	12	(125)	1,137
Depreciation and amortization	716	31	-	747
Income taxes (benefit)-current	490	258	-	748
Income taxes (benefit)-deferred	(497)	(308)	-	(805)
Income (loss) before income taxes and minority interest	(47)	343	(37)	259
Net income (loss)	(141)	393	(37)	215
Total assets	109,487	67,396	(15,521)	161,362
Additions to long lived assets	3,936	1,983	-	5,919

2003:

Total revenues	$ 8,430	$ 7,582	$ (158)	$ 15,854
Interest income	38	133	(155)	16
Interest expense	1,083	46	(123)	1,006
Depreciation and amortization	662	21	-	683
Income taxes (benefit)-current	197	256	-	453
Income taxes (benefit)-deferred	154	118	-	272
Income before income taxes and minority interest	825	1,373	(31)	2,167
Net income	409	998	(31)	1,376
Total assets	90,447	62,879	(14,820)	138,506
Additions to long lived assets	1,890	852	-	2,742
(8)	CASH DIVIDENDS

During the nine and three months ended September 30, 2004, the Company declared and paid dividends of $0.25 and $0.10 per share, for the respective periods, on the 5,191,554 common shares outstanding. There were no dividends declared or paid during the nine or three-month periods ended September 30, 2003.
(9)	SUBSEQUENT EVENTS

Termination of Management Contract

On September 21, 2004, ARMC exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement due to defaults by the Owner of the apartment partnership. The termination was effective October 11, 2004. Management fees generated by this property represent less than 1% of the Company's total revenue.

Apartment Property Acquisitions

On October 29, 2004 the Company purchased the assets of two apartment properties in Pikesville, Maryland for $20 million through its subsidiary, American Housing Properties L.P. The properties were purchased from Owings Chase Associates LP and Prescott Square Associates LP through Sawyer Realty Holdings LLC. The acquisition was financed through a combination of cash and a 10-year, $16,190,000, 5.49% Fannie Mae loan.

Owings Chase consists of 234 units on 14.04 acres built in the mid- 1960s, including 145 two-bedroom units and 89 one-bedroom units. Prescott Square is a 73-unit community on 4.3 acres built in 1967-68, and consists entirely of two-bedroom, two-bath units. Both properties offer garden style apartments, and will continue to be fair market properties.

Cash Dividend Declared

On November 11, 2004, the Board of Trustees declared a $0.10 per share cash dividend payable on December 10, 2004 to shareholders of record on November 26, 2004.

Sale of El Monte

On July 30, 2004, a Purchase and Sale Agreement was executed by and among El Monte Properties LP and a third party buyer for $20,000,000 subject to an initial due diligence period. In September 2004, the buyer presented a good faith deposit of $400,000 to continue to the next phase of the sales contract. Pursuant to the terms of the agreement, the purchaser increased the deposit to $500,000 in exchange for an extension to close the deal no later than December 13, 2004. Upon completion of the sale of the property, the net proceeds will be distributed to the partners and the partnership will be terminated. Under the terms of the agreement, the sale will result in a gain to the Company.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Refer to the Company's 2003 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the nine months ended September 30, 2004 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the nine and three months ended September 30, 2004 (unaudited) with the results of operations of the Company for the nine and three months ended September 30, 2003 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the Nine and Three Months Ended September 30, 2004 compared to the Nine and Three Months Ended September 30, 2003
U.S. Operations					Nine	Three
					Months	Months
					Increase	Increase
	Nine Months Ended		Three Months Ended		(Decrease)	(Decrease)
	September 30,		September 30,		2004/	2004/
	2004	2003	2004	2003	2003	2003
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 3,162	$ 4,202	$ 925	$ 2,887	-25%	-68%
Cost of sales	2,403	3,330	915	2,068	-28%	-56%
Gross profit	759	872	10	819	-13%	-99%
Gross profit margin	24%	21%	1%	28%
Consolidated apartments:
Rental revenue	13,038	11,779	4,563	4,130	11%	10%
Operating expenses	5,345	5,194	1,873	1,853	3%	1%
Interest expense	3,545	2,515	1,027	873	41%	18%
Depreciation and amortization	2,043	1,819	681	624	12%	9%
Minority interest	114	184	98	64	-38%	53%
Operating margin	1,991	2,067	884	716	-4%	23%
Unconsolidated investments:
Equity in earnings from partnerships	767	1,082	92	158	-29%	-42%
Management and other fees	1,181	994	311	304	19%	2%
Interest and other income	45	11	16	2	309%	700%
General, administrative, selling and
marketing expense	4,363	3,016	1,242	1,031	45%	20%
Interest expense	195	226	98	93	-14%	5%
Other expense	113	108	38	40	5%	-5%
Pretax income (loss)	72	1,676	(65)	835	-96%	-108%
Provision (Benefit) for income taxes	11	677	(7)	351	-98%	-102%
Net income (loss)	$ 61	$ 999	$ (58)	$ 484	-94%	-112%
Effective tax rate	15%	40%	11%	42%

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

In March 2004, the Company executed an agreement with Lennar Corporation ("Lennar" formerly referred to as U.S. Home Corporation) to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. Under the agreement, the builder is required to purchase, at a minimum, 200 residential lots, provided that they are available for delivery, developed by the Company, per year on a cumulative basis. Based on 200 lot sales per year, it is estimated that lot settlements will take place over the next ten years.

Community development land sales decreased $1,040,000 to $3,162,000 from $4,202,000 for the nine months ended September 30, 2004, compared to the same period in 2003, and decreased $1,962,000 to $925,000 from $2,887,000 for the three months ended September 30, 2004 compared to the same period in 2003.

Residential Land Sales

During the first nine months of 2004, we sold 32 standard size single-family lots to Lennar for an initial selling price of $90,000 and one lot for $70,000 to a third party builder. The ultimate selling price per lot of our Lennar sales may be higher depending on the base sales price of the homes sold to the homebuyer as determined at final settlement. Additional revenue exceeding the initial price of $90,000 per lot will be recognized upon Lennar's settlement with the respective homebuyers. For the first nine months of 2003 we sold 61 standard size single-family lots for an average price of $62,000. The average selling price of the standard single-family lot increased 45% during the first nine months of 2004 from the same period in 2003 due to the fact that residential lots sold in 2003 were negotiated with homebuilders in 2001 and 2002, during a relatively flat housing market. Prices for our current residential lots reflect the healthy, rather robust, housing market and its upward trend in home prices. Under the terms of our most recent agreement with Lennar, the price for each residential lot is based on 30% of the base sales price of homes sold by the builder. The current selling price of townhomes in this area is approximately $200,000 while single-family homes in Fairway Village are selling in excess of $300,000.

For the quarter ended September 30, 2004, we sold 10 standard size single-family lots compared to 46 lots sold for the three months ended September 30, 2003. As of September 30, 2004, we had 37 residential lots in backlog that were available for delivery; of which 22 have been sold since September 30, 2004.

Commercial Land Sales

During the first nine months of 2004, we sold 1.07 acres of commercial land for an average selling price of $2.75 per square foot compared to 4 acres of commercial land for an average selling price of $2.46 per square foot for the same period in 2003. The average sales prices of these parcels differ due to their location, use and level of development.

Sale of Land to St. Charles Active Adult Community, LLC

On September 30, 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village to the St. Charles Active Adult Community, LLC (the "AAC") for cash of $4,277,000, and a 50% membership interest in the entity. Pursuant to an operating agreement, the AAC will develop the property and sell it to the other 50% member's homebuilding company. The Company will serve as the managing agent for the project and will receive a 3% management fee. The Company deferred revenues and off-site fees and will recognize them as lots are sold by AAC to the homebuilder. Pursuant to the terms of the lot option agreement, lots are expected to begin selling in the third quarter of 2005 and will continue through the first quarter of 2009. The cost basis of the land is reflected in our investment in the AAC.

Gross Profit

The gross profit for the nine months ended September 30, 2004 was 24% compared to 21% in the same period of 2003 and was 1% for the three months ended September 30, 2004 compared to 28% for the same period in 2003. Although the selling price of our residential lots increased 45% in 2004 as compared to 2003, our gross profit margins increased only 3% during the nine months primarily due to the increase in the development costs of the lots in Fairway Village. Our development costs have been directly affected by the increase in the price of steel, oil and fuel. In addition, the strong demand and limited supply for contractors has impacted our costs.

Rental Property Revenues and Operating Results - U.S. Operations.

Ten of the apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, all of the apartment properties' revenue and expenses are reflected in our financial statements with the portion of net income attributable to outside owners reflected as minority interest. Six of the properties are market rent, although a portion of the units must be leased to tenants with low to moderate income. Two of the properties are subsidized by HUD and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The Company's share of the consolidated housing partnerships' net operating margin (rental property revenue net of operating expenses, interest expense, depreciation and amortization and minority interest) decreased 4% to $1,991,000 for the nine months ended September 30, 2004, compared to $2,067,000 for the same period in 2003 and increased 23% to $884,000 for the three months ended September 30, 2004, compared to $716,000 for the same period in 2003.

During the first nine months of 2004, as compared to the same period of 2003, the gross potential rent of the fair market properties increased, on average 13%, due to favorable market conditions and the subsidized rents increased an average of 20% as awarded to us by HUD due to the rent comparabilities in the area. The increases we experienced in our gross potential rents were offset by additional interest expense and mortgage insurance expenses incurred related to the debt refinancings of three of our properties in December 2003, January and July 2004. Interest expense was also affected by a pre-payment penalty and the write-off of loan fees associated with the previous mortgages. Our Company also experienced an increase in depreciation expense as a result of additional capital expenditures made during the third and fourth quarters of 2003 at our apartment properties.

For the three months ended September 30, 2004, the operating margin of the consolidated apartments operations increased 23% as a result of an increase in gross potential rent, offset slightly by a 9% increase in depreciation and amortization and an 18% increase in interest expense. On July 1, 2004, the non-recourse mortgage for one of our subsidized apartment properties was refinanced for a lower rate loan of $2,800,000. Prior to the refinancing, the apartment property participated in the federal Section 236 program in which the government provides interest subsidies directly to the apartment partnership through a reduction in the property's mortgage interest rate. The effective interest rate of the loan under the HUD program was 1%. Under the refinancing, the Company will no longer receive a subsidized mortgage interest rate. The proceeds from the refinancing will be used for capital improvements at the property as it prepares for a conversion to a fair-market rate property.

Equity in Earnings from Partnerships - U.S. Operations.

The results of our share of earnings from the apartment partnerships that do not qualify for the consolidation method of accounting are reflected in this section. The affect on earnings varies from partnership to partnership, depending on our investment book basis in the property, the partnership's earning stream, whether or not the limited partners have recovered their capital contribution, and the partnership's ability to distribute cash.

Equity in earnings from partnerships decreased by $315,000 for the nine months ended September 30, 2004 to $767,000 as compared to $1,082,000 for the same period of 2003. In January 2004, the non-recourse mortgage of Huntington Associates Limited Partnership, one of the Company's unconsolidated apartment partnerships, was refinanced for a lower rate non-recourse mortgage. As part of the refinancing, the Company shared in the recognition of distributions in excess of basis of $997,000 from the refinancing of the mortgage offset by its share of the partnership's write-off of refinancing fees of $423,000 associated with the partnership's previous mortgage. In the prior year, 2003, the non-recourse mortgage of one of the Company's other apartment partnerships, Crossland Associates Limited Partnership, was refinanced and the Company recognized the excess basis from refinancing of $885,000. The 29% year to date decrease is a result of the fact that the distributions in excess of basis that we received from the 2003 apartment refinancing were higher than those received by the Company from the 2004 refinancing, on a net basis. Additionally, our Crossland and Huntington partnerships are recognizing slightly higher interest expense and amortization of loan fees in 2004 as a result of their new loans.

Equity in earnings from partnerships for the three months ended September 30, 2004 decreased 42% to $92,000 when compared to the third quarter in 2003. The quarter-to-date decrease is the result of the recognition of higher interest expense and the amortization of loan fees as result of the new loans.

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

Management and other fees increased 19% to $1,181,000 in the first nine months of 2004, compared to $994,000 in the same period of 2003. As a result of the refinancing one of our apartment partnership's mortgage in January 2004, the Company received a special management fee of $288,000. We recognized half of the fee at the time of refinancing and the remainder of the fee will be amortized into income over the life of the loan. The Company also earned a $100,000 incentive management fee from an apartment property that we manage in Virginia. The remainder of the increase is due to the increase in apartment rental rates and reduced vacancy rates. Our 2004 year to date increases were slightly offset by the special management fee recognized from the refinancing of the Crossland partnership in April 2003 with no corresponding amount in 2004 in addition to a reduction of our earned computer and vehicle income.

Management and other fees for the three months ended September 30, 2004 increased 2% to $311,000 compared to $304,000 in the same period in 2003. The slight quarter to date increase is the result of a $13,000 increase in computer and vehicle income offset by a decrease in management fees recognized from two apartment properties that we manage as a result of a decrease in occupancy and an increase in multi-family housing competition at each of these locations.

On September 21, 2004, American Rental Management Company exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement due to defaults by the Owner of the apartment partnership. The termination was effective October 11, 2004. Management fees generated by this property represent less than 1% of the Company's total revenue.

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

General, administrative, selling and marketing costs incurred in the U.S. increased $1,347,000 to $4,363,000 for the nine months ended September 30, 2004, compared to $3,016,000 for the same period of 2003 and increased $211,000 to $1,242,000 for the three months ended September 30, 2004 compared to $1,031,000 for the three months ended September 30, 2003.

The 45% increase in the year to date balance of our general and administrative costs is primarily attributable to a $279,000 increase in expenses related to outstanding share incentive rights as a result of the improvement in the Company's share price during 2004. Our average share price for the first nine months of 2004 was $10.92 versus an average of $5.66 for the first nine months in 2003. The remainder of the year-to-date increase is the result of additional bad debt expenses booked during the first nine months of 2004 on the outstanding accounts receivable balances due from three of the apartment properties that we manage (Capital Park Plaza, Brookside Gardens and Lakeside Apartments), in addition to a $30,000 donation made to a local college for a children's center and $186,000 of additional audit-related and tax compliance fees. We also experienced a $53,000 increase in advertising costs attributable to employee recruiting costs as well as a 28% increase in salaries and benefits as a result of the additional staffing hired during the second half of 2003 in response to the corporate governance regulations for public companies and increased property management supervision needs.

The 20% increase in the 2004 quarter to date over the 2003 quarter to date balance is the effect of approximately $155,658 in employees' salaries and benefits as a result of the additional property management and accounting personnel along with an increase in employment recruiting costs, accounting and auditing fees and additional bad debt reserves for amounts due from apartment properties that we manage.

Interest Expense - U.S. Operations.

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense.

Interest expense decreased 14%, to $195,000 for the nine months ended September 30, 2004, compared to $226,000 for the nine months ended September 30, 2003 and increased to $98,000 for the three months ended September 30, 2004 compared to interest expense of $93,000 for the same period in 2003. The year to date decrease is attributable to the increase in the amount of interest that qualified for capitalization, $393,000 for nine months ended September 30, 2004 as well as a reduction of the outstanding debt balances on our vehicle notes and capital leases offset by a net increase in the amortization of loan fees on various land development loans outstanding. The quarter to date increase is the result of recording the full amount of the $8,000,000 Bond on our books during the third quarter.

Provision for Income Taxes - U.S. Operations.

The effective tax rates for the nine and three months of 2004 are 15% and 11%, respectively. The federal and state statutory rate is 39%. The primary difference between the statutory rate and the effective rates for 2004 is related to the distortion caused by a small amount of income whereby our book to tax differences in our tax provision produced a disproportionate decrease on the effective tax rate for the nine and three months ended September 30, 2004.
Puerto Rico Operations					Nine	Three
					Months	Months
					Increase	Increase
	Nine Months Ended		Three Months Ended		(Decrease)	(Decrease)
	September 30,		September 30,		2004/	2004/
	2004	2003	2004	2003	2003	2003
	(in thousands)		(in thousands)
Community development:
Land sales revenue	$ 2,677	$ -	$ -	$ -
Cost of sales	1,985	47	14	14	4123%	0%
Gross profit (loss)	692	(47)	(14)	(14)	-1572%	0%
Gross profit margin	26%	-	-	-
Homebuilding:
Home sales revenue	9,861	15,780	552	5,566	-38%	-90%
Cost of sales	7,474	12,534	432	4,407	-40%	-90%
Gross profit	2,387	3,246	120	1,159	-26%	-90%
Gross profit margin	24%	21%	22%	21%
Unconsolidated investments:
Equity in earnings from partnerships	1,620	765	312	279	112%	12%
Sponsor and developer fees	-	77	-	26	-100%	-100%
Operating margin	1,620	842	312	305	92%	2%
Management and other fees	1,616	1,541	514	527	5%	-2%
Interest and other income	325	222	128	70	46%	83%
General, administrative, selling and
marketing expense	2,560	2,119	794	720	21%	10%
Interest expense	52	122	12	40	-57%	-70%
Other expense	83	64	31	21	30%	48%
Pretax income	3,945	3,499	223	1,266	13%	-82%
Provision (Benefit) for income taxes	1,078	1,043	(50)	374	3%	-113%
Net income	$ 2,867	$ 2,456	$ 273	$ 892	17%	-69%
Effective tax rate	27%	30%	-22%	30%

Community Development - Puerto Rico Operations.

In accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate," land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the purchaser and we have no significant continuing involvement with the property. Generally, we sell residential land to homebuilders by the parcel and commercial land to developers by the acre. Each sales contract typically calls for a 20% down payment and a non-interest-bearing note for the remainder of the balance. Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

Community development land sales for the nine months ended September 30, 2004 was $2,677,000 with no comparable sales for the same nine-month period in 2003. In April 2004, the Company sold 2.4 commercial acres in the master-planned community of Parque Escorial for $2,752,000. The slight difference in the sales price is the result of imputed interest on the note that decreased our sales revenue. At the time of sale, the Company issued a note receivable for $2,201,600 that was subsequently collected during the third quarter. The gross profit margin for the nine months ended September 30, 2004 was 26% with no comparable gross margin for the nine-month period ended September 30, 2003.

There were no community development land sales for the three-month periods ended September 30, 2004 and 2003.

Future land sales

In February 2004, the Company executed an option agreement with a third party to sell 7.2 acres of commercial land in Parque Escorial. At the time of signing, the third party developer paid the Company a deposit of $744,800. Under the terms of the agreement the commercial land will be sold for $7,448,000 in the first quarter of 2005.

On October 29, 2004, the Company executed an Agreement of Sale with a third party to sell 2.5 acres of commercial land within the Office Park in Parque Escorial for $2,949,300. If the sale is not closed on or before January 30, 2005, the Agreement of Sale shall expire and the Company shall retain the $100,000 deposit.

Homebuilding - Puerto Rico Operations.

The Company's homebuilding operations were conducted through a corporation known as Brisas de Parque Escorial, Inc. ("Brisas"). As of September 30, 2004, the construction and sale of the 208-unit complex was completed. The units were sold on an individual basis from an onsite sales office to pre-qualified homebuyers.

During the first nine months of 2004, fifty-five units were closed at an average selling price per unit of $179,000 generating $9,861,000 of home sales revenue. Of these fifty-five units, three units were closed during the third quarter generating $552,000 in home sales for the three months ended September 30, 2004. During the first nine months of 2003, ninety-one units were closed at an average selling price per unit of $173,000 generating $15,780,000. Of these ninety-one units, thirty-two units were closed during the third quarter of 2003 generating $5,566,000 in home sales.

Gross Profit

The gross profit margin for the first nine months of 2004 was 24% as compared to 21% for the same period of 2003 while the gross margins for the three months ended September 30, 2004 and 2003 were 22% and 21% respectively. The increase in the gross margin percentage in 2004 is the result of increases in the selling price per unit as well as decreases in the cost per unit as a result of the reduction in interest carry.

Future Homebuilding Operations

In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The delivery of the initial condo unit is projected for the third quarter of 2005.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - Puerto Rico Operations.

Equity in earnings from partnerships and sponsor and developer fees increased 92% to $1,620,000 during the first nine months of 2004, as compared to $842,000 during the same period of 2003. The nine-month period increase was primarily due to the $785,000 of excess cash distributions that the Company received from the refinancing of one of its partnership's mortgage in March 2004 and an increase of $70,000 from the equity in earnings of its apartments and commercial partnerships, respectively. These increases were offset by a reduction of $77,000 in sponsor and developer fees earned in 2003 with no comparable amounts earned in 2004.

Equity in earnings for the three months ended September 30, 2004 increased 2% to $312,000 as compared to $305,000 for the same quarter in 2003. The quarterly increase is due to the equity pick-up received from the earnings of its apartment and commercial partnership interests offset by the $26,000 of sponsor and developer fees recognized in income in the prior year with no corresponding amounts for the three months ended September 30, 2004.

Management and Other Fees - Puerto Rico Operations.

Management and other fees increased 5% to $1,616,000 during the nine months ended September 30, 2004, as compared to $1,541,000 for the same period in 2003. This increase is attributable to the increase in annual rents in the apartment and commercial partnerships, the increase of management fees from Parque Escorial Associations as well as the increase in the recognition in 2004 of deferred financing fees. The deferred refinancing fees were generated in December 2003 and in March 2004 in conjunction with the refinancing of three properties.

For the three months ended September 30, 2004 management fees decreased 2% to $514,000 compared to $527,000 for the same period of 2003. The quarter-to-date decrease is attributable to a reduction in the recognition in 2004 of deferred financing fees due to the end of amortization of deferred financing fees during the second quarter of 2004 of one apartment property refinanced in 2002.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations.

General, administrative, selling and marketing expenses increased 21% to $2,560,000 during the nine months ended September 30, 2004, as compared to $2,119,000 for the same period of 2003. The increase is primarily due to the outstanding share incentive rights expenses recorded as a result of the increases in our share price that we experienced during the first nine-months of 2004, increases in legal and outside personnel services, car expenses, office rent, municipal taxes, worker's compensation and hazard insurance expense and bad debts. These increases were offset in part by a reduction in dues and subscriptions and travel and entertainment expenses.

For the three months ended September 30, 2004, general, administrative, selling and marketing expenses increased 10% to $794,000 when compared to the same period in 2003. The $74,000 increase is primarily the increases in legal fees and outside personnel services, car expenses, municipal taxes, worker's compensation and hazard insurance expense and bad debt expense. These increases were offset in part by a reduction in the quarterly charge for stock appreciation rights as the Company saw a slight decline in the share price in the third quarter of 2004 as compared to the movement of the Company's shares during the same period in 2003.

Interest Expense - Puerto Rico Operations.

Interest expense decreased 57% to $52,000 during the first nine months of 2004, as compared to $122,000 for the first nine months of 2003 and decreased 70% to $12,000 during the third quarter of 2004 as compared to $40,000 of interest expense for the same period of 2003. The year-to-date and the quarter-to-date decreases are attributable to an increase in the amount of interest eligible for capitalization which was $641,000 for the nine months ended September 30, 2004 and $225,000 for the three months ended September 30, 2004, and a reduction in our outstanding debt balance during 2004, as compared to 2003.

Provision for Income Taxes - Puerto Rico Operations.

The effective tax rates for the nine and three months ended September 30, 2004 were 27% and -22%, respectively. The statutory rate is 29%. The year-to-date and quarter-to-date decrease in the effective tax rate is the result of the impact of non-taxable items, such as the tax-exempt income received from our commercial partnership, ELI, on our tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, distributions from apartment properties and bank financings. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financings are expected to meet our financial commitments for the next twelve months. However, there are no assurances that these funds will be generated.

During the first nine months of 2004, our operating activities produced $17,494,000 of net cash flows compared to $13,130,000 of net cash flows from operations during the first nine months of 2003. Throughout 2004, we maintained positive operating results producing strong land sales in the U.S. and Puerto Rico offset by the sell out of homes within our homebuilding project in Puerto Rico in the third quarter. Please refer to the RESULTS OF OPERATIONS section within the MD&A for a detailed discussion of our operations for the nine and three months ended September 30, 2004 compared to the same periods in 2003.

During the first nine months of 2004, net cash used in investing activities was $15,773,000, a 98% increase from the same period in 2003. The nine month increase in net cash used in investing activities is primarily the result of the Company's acquisitions of a 50% limited partnership interest in El Monte in April as well as a 50% membership interest in AAC in September. During 2004, we incurred a significant amount of costs related to the construction of a new office building in Puerto Rico, an apartment complex in St. Charles, and the development of land in Fairway Village, thereby increasing our investment basis in the respective assets.

For the nine months ended September 30, 2004, $4,999,000 of net cash was provided by our financing activities compared to $9,063,000 used in financing activities for the nine months ended September 30, 2003. During the first nine months of 2004, we received approximately $10,000,000 of cash proceeds from the refinancing of two of our apartment properties' mortgages, $1,178,000 received from the Charles County Bond Offering and $9,900,000 of development loan proceeds received during the year in conjunction with construction of the office building in Puerto Rico, our homebuilding project in Parque Escorial and the development of the land in Fairway Village. Proceeds received from debt financing in 2004 were offset by $22,328,000 of debt curtailments and $1,280,000 of cash dividends distributed to our shareholders on February 25, 2004, June 9, 2004 and September 10, 2004.

As of September 30, 2004, the Company held $20,206,000 in unrestricted cash of which $5,776,000 is held separately for the operations of the apartment properties.

The following chart reflects our contractual financial obligations as of September 30, 2004:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual obligations:
Recourse debt-community development,
homebuilding and investment properties	$ 31,567	$ 14,450	$ 9,200	$ 1,082	$ 6,835
Non-recourse debt-investment properties	72,233	5,969	6,234	2,697	57,333
Capital lease obligations	110	53	35	22	-
Operating lease obligations	1,759	480	879	400	-
Purchase obligations	27,768	8,325	19,163	280	-
Total contractual cash obligations	$ 133,437	$ 29,277	$ 35,511	$ 4,481	$ 64,168

Contractual Obligations

Substantially all of the Company's community development and homebuilding assets are encumbered by recourse debt. On June 23, 2004, LDA consolidated their three land loans due to First Bank into a single loan facility with an outstanding balance of $5,400,000 and a maturity date of June 30, 2005. The consolidated loan makes up the primary development facility for Parque Escorial and has historically been extended upon formal request. The credit facility has $647,000 of available development funds as of September 30, 2004. The maturity date of the $5,128,222 due KEMBT Corporation ("KEMBT") is tied to the maturity date of the FirstBank credit facility and any subsequent extensions. The LDA loan due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions. The development loan for the Brisas homebuilding project was repaid in March 2004.

The Company's next homebuilding project, Torres del Escorial, will consist of building and selling 160 apartment units in the master planned community of Parque Escorial in Carolina. Total development costs for this project is estimated at $31,500,000. On March 31, 2004, the Company signed a construction loan with FirstBank that carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan bears interest at the prime rate during the construction period and matures on March 31, 2007. As of September 30, 2004, the outstanding balance of the construction loan was $6,942,000.

In February 2004, the Company signed a loan agreement with Columbia Bank for a $2,700,000 acquisition and revolving development loan, which will be used for the construction of the next parcel of land in Fairway Village. The maturity date of the loan is set for February 15, 2006 and the interest rate is set at prime plus 1%. As of September 30, 2004, the outstanding balance of the acquisition and revolving development loan was $774,000.

During 2002, we settled long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. In October 2004, we finalized an agreement pending approval prior to the end of the third quarter with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company has recorded debt for $8,000,000 and a receivable from the County, which is included in other assets, for $6,000,000 representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the Bond. This letter of credit was issued by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.

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

The Company is constructing a 57,000 square foot office building on 2.1 acres in the Parque Escorial Office Park, for a total cost of $10,700,000. A construction loan of $8,600,000 from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the project. The construction loan is set to mature in April 2005 and at such time will convert into a 30-year term loan. The Company obtained letters of intent for approximately 50% of the building prior to the beginning of construction. The office building is projected to be ready for occupancy in the first quarter of 2005 and upon completion, it will be added to ACPT's portfolio of investment properties. As of September 30, 2004, the outstanding balance on the construction loan was $6,942,000.

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

We are actively seeking additions to our rental property portfolio. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. from Insular Properties Limited Partnership for $1,462,500. Per the terms of the agreement, the Company will fund $400,000 of capital improvements and lease stabilization costs. The Company's limited partnership interest is accounted for under the equity method of accounting. As discussed in Note 9 of the accompanying financial statements, a third party buyer has agreed to purchase El Monte for $20,000,000. The net proceeds from the sale of the real estate will be distributed to the partners and the partnership will be terminated.

On October 29, 2004, the Company completed its acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units pursuant to a Purchase and Sale Agreement by and among American Housing Properties LP ("AHP"), Owings Chase Associates LP and Prescott Square Associates LP on August 13, 2004. The properties were purchased through Sawyer Realty Holdings LLC for $19,931,732. The Company financed the acquisition through a combination of cash and a $16,191,000, ten-year, 5.49%, fixed-rate, Fannie Mae loan. American Rental Management Company, the Company's U.S. based property management subsidiary, will manage these properties.

Throughout the remaining three months of 2004, we intend to seek permanent mortgages for a new apartment project in St. Charles and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-Q, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations.
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

As of September 30, 2004 there have been no material changes in the Company's financial market risk since December 31, 2003 as reported in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Below is a description of all material developments in litigation during the period of this report that ACPT or any of its subsidiaries are a party to.

Arthur Simpson, et al. v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-006609, District of Columbia Superior Court. On August 30, 2004, Arthur Simpson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC ("the Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment.

There have been no material changes in the Company's remaining legal proceedings as reported in the Company's Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ending March 31, 2004 and June 30, 2004.

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
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Office Lease Agreement dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.
10.2	Lease Agreement (Monte Mall) dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 15, 2004	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 15, 2004	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer