Form 10-K
period 2004-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-04-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes / / No /X/

As of June 30, 2004 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange on that day of $13.20, was $31,724,128. As of March 1, 2005, there were 5,191,554 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2005 Annual Meeting of Shareholders to be held in June 2005 are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2004 Form 10-K Annual Report

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

References to "we," "us," "our" or the "Company" refer to American Community Properties Trust and our business and operations conducted through our subsidiaries.

Restatement of Financial Statements

On March 7, 2005, we announced that we would restate previously filed audited financial results to correct accounting primarily relating to distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously reported on the equity method. We have restated our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, and for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Consequently, you should not rely upon the financial statements for the above-mentioned fiscal periods that have been included in our previous filings with the Securities and Exchange Commission or included in previous announcements.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see "Item 6. Selected Financial Data" and the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

GENERAL

On March 17, 1997, American Community Properties Trust ("ACPT" or the "Company"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC" or "Predecessor"), was formed as a real estate investment trust under Article 8 of the Maryland Corporation Associations Code (the "Maryland Trust Law"). ACPT was formed to succeed to most of IGC's real estate assets.

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

ARPT

ARPT holds partnership interests in 17 investment apartment properties ("U.S. Apartment Partnerships") indirectly through American Housing Properties L.P. ("AHP"), a Delaware limited partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The U.S. property management operations provide management services for the U.S. Apartment Partnerships and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development operations. These include the following:

    a 100% interest in St. Charles Community LLC ("SCC") which holds approximately 4,025 acres of land in St. Charles, Maryland; and
    the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP, and designated for development as saleable property.

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which, as of December 31, 2004, holds 172 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
    general partner interests in 9 Puerto Rico apartment partnerships, and a limited partner interest in 1 of the 9 partnerships;
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease of an office building to the State Insurance Fund of the Government of Puerto Rico;
    a 100% indirect ownership interest through LDA and IGP in Brisas de Parque Escorial, Inc. ("Brisas"), Torres del Escorial, Inc. ("Torres") and Escorial Office Building I, Inc., Puerto Rico corporations which were organized to build 208 and 160 condominium units and a three-story office building of 57,000 sq. ft. of construction area, respectively, in Parque Escorial; and
    a 100% ownership interest in Interstate Commercial Properties Inc. (ICP), an entity that holds the partnership interest in El Monte Properties.

Set forth below is a brief description of these businesses.

INVESTMENT OF RENTAL PROPERTIES.

United States.

Rental Apartment Properties

ACPT, indirectly through its subsidiary, ARPT, and ARPT's limited partnership subsidiary, American Housing Properties L.P. ("AHP "), holds interests in 17 U.S. apartment partnerships that own and operate apartment facilities in Maryland and Virginia. The U.S. apartment partnerships own a total of 2,779 rental units. Each of the apartment properties is financed by a mortgage that is non-recourse to the apartment partnership. Under non-recourse mortgages, the partners are not jointly and severally liable for the debt. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to the projects for residents of 973 apartment units and interest subsidies to projects comprising 164 units, excluding units receiving rent subsidies included in the 973 units above. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and 190 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 1,342 units are leased at market rates.

We expect to commence construction of the newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments, in the second quarter of 2005. The project has been approved by the local jurisdiction and is in review with HUD for the completion of its financing arrangement. The 252-unit apartment project will consist of nine, 3-story apartment buildings and will offer a variety of floor plans. The apartment site is a 16-acre parcel conveniently located at the intersection of major north-south and east-west roadways as well as near the Sheffield Community Center, bike paths, and a regional park with a golf course.

Apartment Acquisitions

On October 29, 2004, AHP completed its acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units. Two wholly owned limited liability companies, Owings Chase, LLC and Prescott Square, LLC, were formed to hold the apartments' assets. AHP financed the acquisition through a combination of cash and a $16,191,000 ten-year, 5.49%, fixed-rate, Fannie Mae loan. Owings Chase Apartments consists of 234 units on 14.04 acres built in the mid-1960s, including 145 two-bedroom units and 89 one-bedroom units. Prescott Square Apartments is a 73-unit community on 4.3 acres built in the late 1960's, and consists entirely of two-bedroom, two-bath units. Both properties offer garden style apartments, and will continue to operate as fair market properties. ARMC, the Company's U.S. based property management subsidiary, will manage these properties.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore and Washington, D.C. areas; however, we cannot give any assurance that we will be able to make acquisitions on favorable terms or at all.

The table below sets forth the name of each U.S. apartment partnership; the number of rental units in the property owned by such partnership; the percentage of all units held by U.S. apartment partnerships; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
						Expira-
		No	%	12/31/04		tion
		of	of	Project	Occupancy	of
		Apt.	Port-	Cost (12)	at	Subsidy
		Units	folio	(in thousands)	12/31/04	Contract
Consolidated Partnerships
Bannister Associates Limited Partnership	(1)	167	6%	$ 9,903	97%	N/A
	(2)	41	2%			2008
Coachman's Limited Partnership	(1)	104	4%	7,227	98%	N/A
Crossland Associates Limited Partnership	(1)(11)	96	3%	3,287	97%	N/A
Fox Chase Apartments General Partnership	(3)	176	6%	8,326	95%	N/A
Headen House Associates Limited Partnership	(4)	136	5%	8,420	99%	2005
Lancaster Apartment Limited Partnership	(3)	104	4%	5,686	92%	N/A
New Forest Apartments General Partnership	(3)	256	9%	14,534	95%	N/A
Owings Chase, LLC	(1)	234	8%	15,124	99%	N/A
Palmer Apartments Associates	(5)	96	3%	8,559	98%	N/A
Limited Partnership	(5)	56	2%			2008
Prescott Square, LLC	(1)	73	3%	4,338	90%	N/A
Village Lake Apartments Limited Partnership	(1)	122	4%	7,881	99%	N/A
Wakefield Terrace Associates	(6)	164	6%	10,027	96%	2020
Limited Partnership		40	2%			2005
Wakefield Third Age Associates	(1)	104	4%	5,223	99%	N/A
Limited Partnership
		1,969	71%	108,535
Unconsolidated Partnerships
Brookside Gardens Limited Partnership	(7)	56	2%	2,677	98%	N/A
Essex Apartments Associates
Limited Partnership	(8)	496	18%	19,593	99%	2005
Huntington Associates Limited Partnership	(9)	204	7%	9,997	98%	2005
Lakeside Apartments Limited Partnership	(10)	54	2%	4,146	100%	N/A
		810	29%	36,413
		2,779	100%	$ 144,948
    Not subsidized.
    Receives subsidies under the National Housing Act up to a maximum of $473,844 per year, including the tenants' share of rent.
    Not subsidized, but 20% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
    Receives subsidies under the National Housing Act up to a maximum of $1,525,104 per year, including the tenants' share of rent.
    56 units are subsidized under a five-year contract and receive subsidies under the National Housing Act up to a maximum of $654,480 for the period indicated. 96 units are not subsidized, but 51% of these are subject to income guidelines set by MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $248,760 per year, including the tenants' share of rent. In addition, these properties receive interest rate subsidies.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the LIHTC program.
    Receives subsidies under the National Housing Act up to a maximum of $4,152,192 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $2,238,912 per year, including the tenants' share of rent.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Reclassified into our consolidated portfolio of properties in 2004.
    Project costs represent total capitalized costs for each respective partnership as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

Puerto Rico.

Rental Apartment Properties

ACPT, indirectly through IGP, holds interests in 9 Puerto Rico apartment partnerships, which collectively own and operate a total of 12 apartment facilities in Puerto Rico. The Puerto Rico apartment partnerships own a total of 2,653 rental units, all of which receive rent subsidies from HUD. The properties held by the Puerto Rico apartment partnerships are financed by non-recourse mortgages.

Puerto Rico has a population of approximately 3.9 million, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As presented in the 2004 Economic Report to the Governor, per capita personal income is $12,001 with an average family income of $37,990 in fiscal year 2004. The economy of Puerto Rico registered growth in constant dollars of 2.8% in 2004.

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the percentage of all units held by Puerto Rico apartment partnerships; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:
			%			Expiration
		No. of	of	12/31/04	Occupancy	of
		Apt.	Port-	Project Cost (14)	at	Subsidy
		Units	folio	(in thousands)	12/31/04	Contract

San Anton	(1)	184	7%	$ 5,252	99%	2005
Monserrate Associates	(2)	304	11%	12,024	99%	2009
Alturas del Senorial	(3)	124	5%	4,942	100%	2009
Jardines de Caparra	(4)	198	7%	7,628	100%	2010
Colinas de San Juan	(5)	300	11%	12,484	99%	2006
Bayamon Garden	(6)	280	11%	13,978	99%	2011
Vistas del Turabo	(7)	96	4%	3,492	100%	2021
Monserrate Tower II	(8) (9)	304	11%	12,818	100%	2020
Santa Juana	(8) (10)	198	7%	7,786	99%	2020
Torre De Las Cumbres	(8) (11)	155	6%	6,991	99%	2020
De Diego	(8) (12)	198	8%	7,814	100%	2020
Valle del Sol	(13)	312	12%	15,751	100%	2008
		2,653	100%	$ 110,960
    Receives subsidies under the National Housing Act up to a maximum of $1,032,000 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $2,240,784 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $670,000 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $1,216,809 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $1,623,000 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $1,512,144 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $477,148 per year, including the tenants' share of rent.
    This property is owned by Carolina Associates L.P., a Maryland limited partnership in which IGP holds a 50% interest, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $1,541,280 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $994,032 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $813,444 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $994,032 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $2,024,628 per year, including the tenants' share of rent.
    Project costs represent total capitalized costs for each respective partnership as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

Commercial Rental Properties

In December 1998, LDA transferred title to a seven-acre site in Parque Escorial's office park on which a 150,000 square foot building was built by ELI, a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a Government Agency, for 30 years at the end of which the lessee can acquire it for $1. For income tax and book purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which when received by ELI is tax-free. The tax-free status stays intact when ELI distributes its income to LDA.

In October 2003, IGP transferred a parcel of land from its Parque Escorial land inventory to a wholly owned subsidiary for the purpose of constructing a 57,000 square foot, three story office building. The building is being constructed on 2.1 acres in the Parque Escorial Office Park, for a total cost of $11,100,000 and is projected to be ready for occupancy in the second quarter of 2005. Presently, the Company is negotiating lease agreements with prospective tenants for approximately 38,000 square feet, or 67% of the building space, including 12,000 square feet for our new main offices in Puerto Rico.

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

The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico. Any new apartment properties developed by ACPT in the U.S., including the Sheffield Gardens project, will likely offer market rate rents.

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2005 and 2021. ACPT intends to seek the renewal of expiring subsidy contracts for its properties. HUD has in the past approved new subsidy contracts set at five-year terms, renewable annually. Please refer to the tables shown on the preceding pages for the expiration dates and amounts of subsidies for the respective partnerships.

HUD has received congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live, which may include the dwelling unit in which they currently reside. If these vouchers result in our tenants moving from their existing apartments, this may negatively impact the income stream of certain properties. However, we intend to continue to maintain our properties in order to preserve their values and retain residents to the extent possible.

The HUD contract renewal process has been revised annually. Owners have six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

Competition

ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties' average annual occupancy is approximately 99%. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. Our occupancy votes for our market rate properties range from 90% to 99%. When for-sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase the market for apartment rental units typically benefits.

PROPERTY MANAGEMENT.

U.S. Operations

ACPT, indirectly through its subsidiary ARMC, operates a property management business in the Washington, D.C. metropolitan area, Baltimore, Maryland and in Richmond, Virginia. ARMC earns fees from the management of 3,835 rental apartment units. ACPT holds an ownership interest in 2,779 units. Management fees for these 2,779 units are based on a percentage of rents ranging from 4% to 9.375%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. ARMC is entitled to receive an incentive management fee of $100,000 annually from one of the properties that it manages. The payment of this fee is subject to the availability of surplus cash. Management fees for other managed apartment properties owned by third parties and affiliates of J. Michael Wilson, Chairman and CEO of ACPT, range from 3% to 4.5% of rents.

Puerto Rico Operations

IGP earns fees from the management of 2,653 rental apartment units owned by the nine Puerto Rico apartment partnerships in which IGP holds an ownership interest. Management fees for these apartment properties, like those in the U.S., are based on a percentage of rents ranging from 2.85% to 9.25%. The management contracts for these properties have terms of three years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico apartment partnerships. The payment of these fees is subject to availability of surplus cash.

In addition, IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of the Low Income Housing Preservation and Resident Home Ownership Act (also known as "LIHPRHA"). The management agreements for these properties expire March 15, 2007.

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

St. Charles - U.S. Operations

ACPT, indirectly through ALD, owns approximately 4,025 undeveloped acres in the planned community of St. Charles, which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between the 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The median household effective buying income in Charles County was $52,385 in 2004. Building permit activity for new structures decreased to 2,344 permits issued in Charles County in 2004 compared to 2,528 permits issued in 2003. This reflects a decrease of 7%.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (substantially completed), Fairway Village (currently under development), and Piney Reach and Wooded Glen, both undeveloped. Each of the developed villages consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also has an 18-hole public golf course in its Fairway Village community. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.

The development of St. Charles as a planned unit development ("PUD") began in 1972 when Charles County approved a comprehensive PUD agreement for St. Charles. This master plan contemplates construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2004, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,612 acres, including a business park and a 68-acre village center. Opened in 1999, Fairway Village continues to experience increased buyer activity and home sales as evidenced by the 70 lots settled in 2004. Of these settlements, 69 were the result of the March 2004 agreement with U.S. Home discussed below. The original model home park has been converted for residential occupancy, and new model homes are under construction at this time. Builders have settled 452 fully developed single-family lots in the first nine parcels. Infrastructure construction has begun on the next 28 lots with delivery expected in May 2005. Engineering of an additional 130 lots is in review by the County, and construction is expected to commence in the spring of 2005. Additional parcels are in the engineering phase.

The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,000 acres, and are planned for development near the completion of Fairway Village. The County Commissioners must approve the total number and mix of residential units before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained.

As of December 31, 2004, 54.9 acres of developed commercial land were available for delivery. We did not have any residential lots available for delivery.

Customer Dependence

In March 2004, the Company executed an agreement with U.S. Home (the homebuilding subsidiary of Lennar Corporation) to sell approximately 1,950 residential lots, consisting of approximately 1,359 single-family lots and 591 town home lots in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 of letters of credit to secure the purchase of the lots. The letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20,000,000. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners. Under the agreement, the builder is required to purchase at a minimum 200 residential lots developed by the Company per year on a cumulative basis. The price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder. The current selling price of new townhomes in this area is approximately $250,000 while new single-family homes are selling in the $350,000 to $450,000 range. Based on 200 lot sales per year, it is estimated that settlements will take place over the next ten years.

In September 2004, the Company entered into a joint venture agreement with U.S. Home for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, St. Charles Active Adult Community, LLC ("AAC"), a limited liability company, was formed to carry out the terms of this agreement whereby U.S. Home and the Company each has an equal interest in the cash, earnings and decision making concerning the joint venture. The joint venture's operating agreement calls for the development of 352 lots to be delivered to U.S. Home starting in the fourth quarter of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at the historical cost basis of the land, with the proceeds received reflected as deferred revenue which will be recognized into income as lots are sold to U.S. Home.

Residential land sales to U.S. Home amounted to $6,798,000 in 2004, which represents 70% of our consolidated community development land sales and 13% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue in 2004, 2003 and 2002.

Loss of all or a substantial portion of our land sales as well as the joint venture's land sales to U.S. Home would have a significant adverse effect on our financial results until such lost sales could be replaced. If such an event were to occur, there would be no assurance that the lost volume would be replaced timely and on comparable terms.

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

Under a settlement agreement reached between ACPT and the County, the County will provide guaranteed school allocations to St. Charles for 894 new dwelling units through December 2005. Thereafter the County will reevaluate the agreement in order to determine the number of additional school allocations necessary to sustain the continued development and sustained economic viability of the St. Charles PUD. In January 2005, the County granted allocations for an additional 200 dwelling units. There are no guarantees that the additional allocations will be granted. Currently, the Company has sufficient allocations to deliver 758 lots to U.S Home. Under the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles. As of December 31, 2004, approximately 1,750 of the 2,000 units remained. Our agreement reached with the County also provides for the following: (i) a refund has been made to ACPT's predecessor for certain water and sewer fees previously paid; and (ii) the County has agreed to open the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.

As part of the settlement agreement, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system and to dismiss all pending water and sewer litigation. In accordance with the agreement, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company in March 2004. The fifteen-year bonds bear escalating interest rates of 4% to 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will loan the Bond proceeds to the Company when certain major infrastructure development occurs over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. An additional $12,000,000 of bonds will be issued in the future. The loans from the County are collateralized by letters of credit from U.S. Home. Total cost of the project is estimated at approximately $20,000,000.

The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Charles Crossing, a 451-unit project being developed by a local developer, Charles Retreat, approximately 400 active adult units being developed by Slenker Land Corporation, Avalon, a 264-unit project being developed by Centex Homes; and Autumn Hills, a 390-unit project being developed by Elm Street Development. Smaller projects are being developed by more than 20 other developers. The growing marketplace attracts major national and regional homebuilders. In this very price sensitive market, ACPT continues to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. A limited number of school allocation permits in Charles County has slowed the growth of new residential construction. We believe the guaranteed school allocations of 758 new dwelling units provide the Company with a competitive edge.

Environmental Impact

Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically the land has been used for farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for the Sheffield Neighborhood as well as parts of the Gleneagles Neighborhood in Fairway Village, the current phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while local, state and federal agencies are reviewing plans for environmentally sensitive areas

In August 2004, the Maryland National Capitol Building Industry Association presented SCC with an award for environmental stewardship for its Sheffield Neighborhood. The award is given out annually to the company that shows great regard to the environment in the design and construction of residential developments.

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

In 2004, we spent nearly $65,000 for these costs. As land development continues, an annual cost of approximately $100,000 can be expected.

Parque Escorial and Parque El Comandante - Puerto Rico Operations

The master plan for Parque Escorial was approved in 1994 and contemplates the construction of 2,700 dwelling units of various types on 282 acres and the development of 145 acres for commercial, office and light industrial uses. The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of 125,000 square feet. LDA has developed and sold 255 acres, and continues to own 172 acres of developed and undeveloped land. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Site improvements for the current residential phase, comprising approximately 2,252 units, are substantially complete or under construction. The Company has completed the development of a 208-unit homebuilding project and the remaining developed residential land has been sold, with the exception of one parcel for 160 units that were transferred to Torres del Escorial ("Torres"), an IGP subsidiary, in 2004 for homebuilding operation. The next residential phase, comprising approximately 448 units, is in the design stage. There were two commercial land sales in backlog within our Puerto Rico operations as of December 31, 2004.

ACPT indirectly holds a 100% interest in LDA, which in 1989 acquired the 427-acre site of the former El Comandante Race Track. LDA also owns approximately 490 acres adjacent to the El Comandante Race Track in Canovanas, Puerto Rico. Portions of the land may also be developed for residential use. At present, LDA is in the process of obtaining zoning approvals to convert the property into a master plan community, Parque El Comandante, as we did in Parque Escorial.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to planning board review and approval. Presently, the first phase of the 448 Hill Top residential units is in process of governmental approval.

Parque El Comandante is in the planning stage and will require significant government approvals throughout the development process. There can be no assurance that approvals for such development can be obtained, or if obtained that the Company will be able to successfully develop such land.

Competition

The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from condominium projects in areas the Company believes to be similar or less desirable than Parque Escorial.

Environmental Impact

Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land. An Erosion and Sedimentation Control Plan must be obtained prior to construction. This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2004, we did not incur any of these costs. Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period. We are in the planning stage of Parque El Comandante and will not have estimates for such costs until we are further in the design stage.

HOMEBUILDING IN PUERTO RICO.

During 2001, IGP formed a wholly owned subsidiary, Brisas, a Puerto Rico corporation, to construct and sell a 208-unit residential project. As of December 31, 2004, the project was completed and all units were sold out.

During the first quarter of 2004, IGP formed a wholly owned subsidiary, Torres del Escorial, a Puerto Rico corporation, to construct and sell a 160-unit residential project within the Parque Escorial master plan community. As of December 31, 2004, the project remains under construction. The delivery of the initial condo unit is projected for the third quarter of 2005.

FINANCIAL INFORMATION RELATED TO THE COMPANY'S OPERATING SEGMENTS.

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include: investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and management services. For further information on these segments, see Note 12 in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

GENERAL.

Employees

ACPT had 273 full-time employees as of December 31, 2004, 123 in the United States and 150 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

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

We established a Code of Ethics for Principal Executive Officers and Senior Financial Officers, and a Code of Business Ethics for all Officers and Employees of the Company. Copies of the codes, and any waivers or amendments to such codes which are applicable to our executive officers, or senior financial officers, as well as copies of the Company's Annual Report can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

American Community Properties Trust
222 Smallwood Village Center
St. Charles, MD 20602
Attention: Director of Investor Relations
(301) 843-8600

ITEM 2.	PROPERTIES

ACPT owns real property located in the United States and Puerto Rico. As of December 31, 2004, the Company's current operating real estate properties and community development land holdings consisted of the following:
SUMMARY OF FINANCIAL INFORMATION FOR HOUSING PARTNERSHIPS
($ amounts in thousands, all other figures are actual)

					ECONOMIC INTEREST UPON LIQUIDATION
				NON-
	NO.			RECOURSE
APARTMENT PARTNERSHIPS	OF	OPERATING	OPERATING	MORTGAGE
U.S. OPERATIONS	UNITS	REVENUE	EXPENSES	OUTSTANDING	POST RECOVERY

Unconsolidated
Brookside Gardens LP (1)	56	$ 297	$ 224	$ 1,304		(a)
Essex Apartments Associates LP (2)	496	4,087	2,002	14,730	50.0%	(b)
Huntington Associates LP (1)	204	2,196	1,181	9,524	50.0%
Lakeside Apartments LP (1)	54	452	222	2,032		(a)
Total Unconsolidated	810	7,032	3,629
Consolidated
Bannister Associates LP (1)(7)	208	2,337	910	13,029	100.0%
Coachman's LP (1)	104	1,529	650	5,467	95.0%
Crossland Associates LP (1)	96	1,089	547	4,247	60.0%
Fox Chase Apartments GP (1)	176	2,079	856	5,940	99.9%
Headen House Associates LP (1)	136	1,528	712	7,143	75.5%
Lancaster Apartments LP (1)	104	1,372	632	3,795	100.0%
New Forest Apartments GP (1)	256	3,507	1,465	11,145	99.9%
Owings Chase, LLC (3)(5)	234	210	148	12,550	100.0%
Palmer Apartments Associates LP (1)	152	1,716	795	7,009	75.5%
Prescott Square, LLC (3)(5)	73	73	52	3,640	100.0%
Village Lake Apartments LP (1)	122	1,410	601	6,531	95.0%
Wakefield Terrace Associates LP (1)	204	1,318	915	4,152	75.5%	(b)
Wakefield Third Age Associates LP (1)(6)	104	839	488	7,600	75.5%
Total Consolidated	1,969	19,007	8,771
	2,779	$ 26,039	$ 12,400

(a) The allocation of profits and surplus cash, as per the respective partnership agreement, is based on a complex waterfall calculation. The Company's share of the economic ownership is immaterial.
(b) The limited partners have a priority to their respective unrecovered capital. Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital. As of December 31, 2004, the unrecovered limited partner capital for Essex and
Wakefield Terrace was $2,356,000 and $196,000, respectively.
COMMUNITY DEVELOPMENT LAND HOLDINGS - U.S. OPERATIONS
Finished inventory (1) Residential lots Commercial, office or light industrial acres	- 91
Under development (1) Residential lots Commercial, office or light industrial acres Sheffield Greens Apartments (acres) (4)	447 96 17.74
Pre-development - master plan approved (1) Residential lots Commercial, office or light industrial acres	1,843 593
Held for future development (acres) (1)	2,444

Notes:

  Denotes properties are located in Charles County, Maryland
  Denotes properties are located in Henrico County, Virginia
  Denotes properties are located in Baltimore County, Maryland
  The Sheffield Greens Apartments will be the newest addition to our rental apartment properties in St. Charles. Construction of the 252-unit apartment project in St. Charles' Fairway Village will begin in the second quarter of 2005.
  The Company purchased these properties on October 29, 2004. Operating revenues and expenses presented in this table are for the remaining two months in 2004.
  Property was refinanced and subsidy contract was terminated in July 2004. The property is currently converting to a 100% market rate property.
  In 2003, the property was converted from a 100% subsidized property to an 80% market rate complex. The property incurred a number of repair and maintenance expenses in 2004 as a result of the conversion.

SUMMARY OF FINANCIAL INFORMATION FOR HOUSING PARTNERSHIPS
($ amounts in thousands, all other figures are actual)

					ECONOMIC
				NON-	INTEREST
	NO.			RECOURSE	UPON
APARTMENT PARTNERSHIPS	OF	OPERATING	OPERATING	MORTGAGE	LIQUIDATION
P.R. OPERATIONS	UNITS	REVENUE	EXPENSES	OUTSTANDING	POST RECOVERY

Unconsolidated
Carolina Associates
De Diego (2)	198	$ 1,599	$ 849	$ 5,316
Monserrate Tower II (1)	304	2,351	1,240	9,120
Santa Juana (3)	198	1,632	883	5,914
Torre de Las Cumbres (2)	155	1,376	682	4,645
Total Carolina Associates		6,958	3,654		50.0%
Alturas Del Senorial (2)	124	1,003	581	3,640	50.0%
Bayamon Garden (4)	280	1,975	909	8,089	50.0%	(a)
Colinas San Juan (2)	300	1,960	965	7,329	50.0%
Jardines De Caparra (4)	198	1,647	823	6,577	50.0%
Monserrate Associates (1)	304	2,449	1,304	7,896	52.5%
San Anton (1)	184	1,351	923	4,331	49.5%
Valle Del Sol (4)	312	2,331	943	10,974	50.0%	(a)
Vistas Del Turabo (3)	96	644	398	1,230	50.0%	(a)
	2,653	$ 20,318	$ 10,500

(a) Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital. As of December 31, 2004, the unrecovered limited partner capital in Bayamon Garden, Valle del Sol and Vistas Del Turabo were $1,441,000, $1,529,000 and $618,000, respectively.
COMMERCIAL PROPERTIES - PUERTO RICO OPERATIONS
Parque Escorial Office Building in acres (7)	2.1

COMMUNITY DEVELOPMENT LAND HOLDINGS - PUERTO RICO OPERATIONS
Finished inventory (1)(6) Commercial, office or light industrial acres	5
Under development (1)(6) Commercial, office or light industrial acres	7
Held for future development (including buffer zones on the hilltop)(acres) (1)	160
Held for future development (acres) (5)	490

HOMEBUILDING LAND (UNITS) (6) - PUERTO RICO OPERATIONS
Condominium units used for our homebuilding project (Torres del Escorial)	160

Notes:

  Denotes properties are located in Carolina, Puerto Rico
  Denotes properties are located in San Juan Puerto Rico
  Denotes properties are located in Cagus, Puerto Rico
  Denotes properties are located in Bayamon, Puerto Rico
  Denotes properties is located in Canovanas, Puerto Rico
  Property is encumbered by a recourse mortgage.
  57,000 sq. ft. three story office building located in Parque Escorial Office Park. Presently, the Company is negotiating lease agreements with prospective tenants for approximately 38,000 square feet or 67% of the building space, including 12,000 square feet for our new main offices in Puerto Rico.

ITEM 3.	LEGAL PROCEEDINGS

Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

St. Charles Planning & Design Review Board-Smallwood Village vs. George C. Vann, et al., No. 08-C-01-264; Circuit Court for Charles County, Maryland. On May 21, 2001, the Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. Vann appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by the PDRB against Vann was tried on February 4, 2004, and by Order of the Circuit Court of Charles County, Maryland dated April 8, 2004, the PDRB was successful and all claims filed by Vann were denied. Mr. Vann has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order and the April 8, 2004Order, which granted relief to the PDRB. Argument has been held before the Court of Special Appeals on March 4, 2005. It is anticipated that an opinion will be issued in two to three months.

Constance and Joseph Stephenson v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-000572, District of Columbia Superior Court. On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment. A motion for partial summary judgment was filed and denied by the court. An agreement in principle has been reached to settle all claims. The Company's portion of the settlement will be repaid by its insurer.

New Capitol Park Plaza Tenants Association v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 03-CA-8183, District of Columbia Superior Court. On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. Plaintiffs also allege that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act. A motion for partial summary judgment was filed by the Defendants, including ARMC. Additionally, Plaintiff filed a motion to compel discovery from ARMC, including, but not limited to what are likely thousands of pages of documents. Both motions have been pending for several months without a ruling by the court.

Karen Stephenson v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-000410, District of Columbia Superior Court. On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A motion for partial summary judgment was filed and denied by the court. Plaintiff has requested to settle all claims. No response has been made to that request.

Nine Capitol Park Apartments Tenants v. American Rental Management Co., Capitol Park Apartments L.P., et al., Case No. 04-CA-001073, District of Columbia Superior Court. On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment. A motion for partial summary judgment was filed and is pending. An agreement in principle has been reached to settle all claims. The Company's portion of the settlement will be repaid by its insurer.

Arthur Simpson, et al. v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 04-CA-006609, District of Columbia Superior Court. On August 30, 2004, Arthur Simpson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC ("the Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. Discovery is on going.

Myriet Jno-Lewis v. American Rental Management Co., Capital Park Apartments L.P., et al., Case No. 05-CA-000537, District of Columbia Superior Court. On January 25, 2005, Myriet Jno-Lewis filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC ("the Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains five counts alleged against the Defendants including the Company. Those five counts are for nuisance, breach of implied warranty of habitability, negligence, invasion of privacy, and intentional infliction of emotional stress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A scheduling conference is set for May 6, 2005.

Nissan Auto, Inc. vs. Departamento de Transportacion Publica, et al, No. KDP97-2292, Superior Court of San Juan, Puerto Rico. On November 17, 1997, Nissan Auto, Inc. filed a claim against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000, General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's account statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate Plaintiff and Defendant's expert witnesses' reports. In a status conference held on October 18, 2004, the Special Commissioner informed the Court that he expects to complete in January 2005 a preliminary report regarding the expert witnesses' reports previously presented. The court approved a new date (on or before May 31, 2005) in which the Special Commissioner must render his report, and scheduled a status hearing on June 17, 2005 to schedule pending discovery.

Antonio Santiago Rodriguez, et als. vs. Municipio de Carolina; ELI G.P. Inc., et als, No. FDP2000-0265(403), Superior Court of Carolina, Puerto Rico. On May 13, 2002, Antonio Santiago Rodriguez, et al filed a claim against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiffs allege that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. On October 6, 2004 the Defendants' attorney filed a motion to dismiss the action. On November 30, 2004, the Defendants' attorney filed another motion in support of the motion filed on October 6, 2004. The court is in the process of evaluating the motions.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico. On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. A new trial has not been rescheduled by the trial court.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2004.
ITEM 4a.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of December 31, 2004 are as follows:
Name	Age	Position

J. Michael Wilson	39	Chairman and Chief Executive Officer
Edwin L. Kelly	63	President and Chief Operating Officer
Carlos R. Rodriguez	59	Executive Vice President
Cynthia L. Hedrick	52	Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Paul A. Resnik	57	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	58	Senior Vice President and Assistant Secretary
Jorge Garcia Massuet	66	Vice President
Nancy M. Shambaugh	47	Vice President
Harry Chalstrom	44	Vice President

The following is a brief account of the business experience during the past five years through December 31, 2004 of each officer:

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

Harry Chalstrom was appointed Vice President of the Company in January 2004 after serving as Director of Rental Housing of the Company since November 2002. Prior to that date, he worked for Bozzuto Construction Company from 1997 to 2002. During his tenure at Bozzuto, he served as a Project Manager for apartment construction projects.

PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Company's common shares is the American Stock Exchange under the symbol "APO" and our shares are also listed on the Pacific Exchange under the same trading symbol. As of the close of business on March 1, 2005, there were 151 shareholders of record of ACPT's common shares. On March 1, 2005, the closing price reported by the American Stock Exchange was $13.50. The table below sets forth, for the periods indicated, the high and low closing prices of the Company's shares as reported in the consolidated reporting system of the American Stock Exchange Composite, and the dividends declared per common share for such calendar quarter.

		Price Range of ACPT Shares		Dividends
		High	Low	Declared

2004	Quarter
	Fourth	$ 12.45	$ 12.10	$ 0.10
	Third	16.25	12.25	0.10
	Second	13.20	10.00	0.05
	First	10.65	8.02	0.10

2003	Quarter
	Fourth	$ 8.30	$ 6.30	-
	Third	6.89	5.05	-
	Second	5.89	5.10	-
	First	6.10	4.93	-

Minimum annual distributions

Under the terms of the Declaration of Trust of ACPT, the Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders, reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by ARPT with respect to undistributed capital gains.

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

On February 10, 2005, the Company's Board of Trustees declared a cash dividend of $0.10 per share on the 5,191,554 common shares outstanding, payable on March 10, 2005 to shareholders of record on February 24, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2004. The selected financial data as of and for the years ended December 31, 2003, 2002, 2001 and 2000 is derived from previously issued financial statements adjusted for revisions related to the restatements discussed below.

  The Company corrected its accounting for cash distributions received from unconsolidated limited partnerships in which the Company is a general partner. Previously, the Company recorded cash distributions received from limited partnerships financed with non-recourse mortgages that were in excess of our investment basis as income. As part of the restatement and for future distributions, the Company will defer recognition of distributions received in excess of basis from limited partnerships in which the Company is the general partner.
  The Company commenced recording minority interest expense for cash distributions paid to the minority limited partners in our consolidated partnerships when those partners no longer had any basis in those consolidated partnerships. Previously, the distributions reduced the aggregate minority interest obligation recorded by the Company.
  The Company changed its accounting method for its general partner interest in Crossland Associates Limited Partnership ("Crossland"). Prior to the restatement, our investment in Crossland had been recorded under the equity method due to certain important rights previously held by the limited partners. One of those rights expired in a year prior to the restatement period. As a result, the Company became the controlling partner and was required to consolidate the partnership. The adjustment to consolidate Crossland will reflect the effects of excess cash distributions previously recognized as income and the expensing of excess distributions to minority partners as described above.

Refer to Note 14 to the Consolidated Financial Statements for further discussion of the restatement adjustments. The information in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share and operating data)
Income Statement Data:
Land sales	$ 9,675	$ 6,893	$ 9,974	$ 16,991	$ 13,576
Home sales	9,861	21,560	5,012	-	-
Rental property revenues	19,007	17,106	11,965	11,214	10,601
Management and other fees	3,591	3,317	3,772	3,775	4,175
Reimbursement of expenses related to managed entities	6,877	6,630	6,179	5,738	5,514
Total operating revenues	49,011	55,506	36,902	37,718	33,866
Cost of land sales	6,383	4,936	6,985	11,922	8,783
Cost of home sales	7,474	16,728	4,028	-	-
General, administrative, selling and marketing	9,149	8,116	6,421	6,497	6,357
Expenses reimbursed from managed entities	6,877	6,630	6,179	5,738	5,514
Depreciation and amortization	3,328	2,920	2,004	1,943	2,135
Other operating expenses	7,721	8,390	5,113	4,779	4,246
Total operating expenses	40,932	47,720	30,730	30,879	27,035
Operating income	8,079	7,786	6,172	6,839	6,831
Interest and other income	528	309	681	902	1,185
Equity in earnings from unconsolidated entities	2,676	1,196	1,244	1,517	2,576
Interest expense	(5,483)	(4,012)	(2,881)	(4,823)	(4,686)
Gain from expropriation	-	-	-	630	-
Minority interest in consolidated entities	(1,285)	(1,204)	(299)	(307)	(290)
Income tax provision	1,061	1,213	1,912	1,549	1,910
Net income	3,454	2,862	3,005	3,209	3,706
Earnings per share
Basic	$0.67	$0.55	$0.58	$ 0.62	$ 0.71
Diluted	$0.67	$0.55	$0.57	$ 0.61	$ 0.71

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share and operating data)
Balance Sheet Data:
Assets related to investment properties	$ 91,422	$ 66,026	$ 52,098	$ 49,506	$ 51,673
Assets related to community development	60,258	53,338	54,819	59,442	63,558
Assets related to homebuilding	10,675	6,010	13,891	6,929	211
Cash and other assets	21,672	17,123	15,259	9,081	10,351
Total assets	184,027	142,497	136,067	124,958	125,793
Debt related to investment properties
Recourse	1,896	1,951	-	427	602
Non-recourse	98,879	70,979	44,205	39,032	39,663
Debt related to community development
Recourse	16,504	22,661	32,052	37,327	45,855
Debt related to homebuilding
Recourse	8,792	22	11,154	6,194	-
Other liabilities	23,789	14,378	17,333	13,660	14,554
Total liabilities	149,860	109,991	104,744	96,640	100,674
Shareholders' equity	34,167	32,506	31,323	28,318	25,119
Cash dividends paid per common share	$ 0.35	-	-	-	-

Operating Data:
Rental apartment units managed at end of period (includes
remaining units under condominium conversion)	7,400	7,747	7,747	7,747	7,756
Rental units converted to condominiums and sold	-	-	-	9	299
Community Development
Residential lots sold	70	88	161	333	438
Residential lots transferred to homebuilding	160	-	-	208	-
Residential lots transferred to joint venture	352	-	-	-	-
Commercial and business park acres sold	3	8	13	59	5
Homebuilding
Homes sold	55	124	29	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

  National, regional and local economic and business conditions that will, among other things, affect:

Demand for residential lots, commercial parcels and multifamily housing
    The real estate industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, availability of financing and interest rate levels as well as other market conditions such as oversupply or reduction in demand for commercial, industrial or multifamily properties. Adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand for our residential lots, commercial parcels and homes, which could adversely affect our revenues and earnings.

The ability of the general economy to recover timely from an economic downturn
    Although the real estate business historically has been cyclical, it has not undergone an economic down cycle in a number of years. This has led some people to assert that real estate prices may be inflated and may decline if demand weakens. A decline in the prices for real estate could adversely affect our home and land sales revenues and margins.

Availability and creditworthiness of tenants
    We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at December 31, 2004, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

The availability of financing for both our customers and us
    Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of our land or homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations. Our business and earnings is also substantially dependent on our ability to obtain financing for our development activities as well as refinancing our properties' mortgages. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing, reduce our ability to obtain the funds required for our future operations, and limit our ability to refinance existing debt when it matures. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain loans to finance the development of our future communities.
  Adverse changes in the real estate markets, including, among other things:

Competition with other companies
    We operate in a very competitive environment, which is characterized by competition from a number of other land developers. Actions or changes in plans by competitors may negatively affect us.

Risks of real estate acquisition and development (including our ability to obtain governmental approvals for development projects and to complete our current development projects on time and within budget)
    Our plans for future development of our residential communities can be affected by a number of factors including time delays in obtaining necessary government permits and approvals and legal challenges to our planned communities.
    The agreements we execute to acquire properties generally are subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable; acquired properties may fail to perform as we expected in analyzing our investments; our estimates of the costs or repositioning or redeveloping acquired properties may be inaccurate; the development opportunity may be abandoned after expending significant resources. In connection with our development occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.
    The development of our residential communities may be affected by circumstances beyond our control, including weather conditions, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages of or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of, or increase the cost of, developing one or more of our residential communities.
  Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of December 31, 2004, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

  Ability to obtain insurance at a reasonable cost

We may experience economic harm if any damage to our properties is not covered by insurance. We carry insurance coverage on our properties of the type and in amounts that we believe is in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a property, as well as any future revenue from the property. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the property.
  Environmental and safety requirements

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.
  Other

We could be hurt by the loss of key management personnel. Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

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

GENERAL

American Community Properties Trust ("ACPT" or the "Company") is a self managed holding company that is primarily engaged in the investment in apartment and commercial rental properties, property management services, community development, and homebuilding through its consolidated subsidiaries. The operations are managed out of two primary offices: St. Charles, Maryland, which also houses the executive offices, and San Juan, Puerto Rico.

The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by third parties including our founder's family ("Wilson Family") as well as our community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the Company and its predecessor with inventory for the last three decades with expectations of another three decades. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited partnership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate entities. ARPT's ownership in these entities ranges from .1% to 100%. We expect to retain the apartment land in St. Charles identified for future apartment units to expand our apartment investment portfolio. We are also seeking additional properties that will add value to our existing investment assets.

The Puerto Rico operations are managed through Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp, a wholly owned subsidiary of the Company. IGP provides property management services to apartment properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, commercial properties owned by the Wilson Family and property management associations related to our planned communities as well as our homebuilding operations and community development operations. IGP holds our ownership interests in our Puerto Rico apartment and commercial property portfolio. The apartment properties are individually organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 52.5%. IGP's ownership in the commercial properties ranges from 28% to 100%. Land Development Associates, S.E. ("LDA") owns our community development assets consisting of two planned communities, in Puerto Rico. The first planned community, Parque Escorial, consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own homebuilding operations or investment portfolio. Our second planned community is in the planning stages. LDA retained a limited partnership interest in a commercial building built on land in Parque Escorial contributed by LDA. Our homebuilding operation builds condominiums for sale on land located in Parque Escorial. Our homebuilding projects are organized in separate entities, all wholly owned by IGP and LDA.

The taxable earnings from the apartment properties flow through to their owners. ARMC, ALD and ARPT are all currently taxed as U.S. corporations. ICP is taxed as a Puerto Rico corporation. LDA's taxable earnings flow through to IGP. The portion of IGP's earnings applicable to the residential land sales in Parque Escorial flow through to ALD and the remainder to IGP Group. IGP Group's earnings do not flow through to ACPT for federal tax purposes but the obligation to pay the Puerto Rico taxes does flow through to ACPT. ACPT is taxed as a partnership and its taxable income flows through to its shareholders. ACPT's federal taxable income consists of distributions from its corporate subsidiaries and any Puerto Rico taxes paid on IGP Group's share of Puerto Rico earnings.

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

The costs of acquiring and developing land are allocated to our land assets and charged to cost of sales as the related inventories are sold. The costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the relative sales value method, which relies on estimated costs and sales values. Residential and commercial land sales can be highly cyclical. Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots or condominiums in a timely manner. Failure to sell such lots and homes in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. Even though our cost estimates are based on outside engineers' cost estimates, construction contracts and historical costs, our actual development and construction costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations. Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.

The portion of interest allocated to land during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. The interest incurred on the land acquisition and construction loan is capitalized to the extent of qualifying assets.

Investment in Unconsolidated Partnerships

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in 13 limited partnerships which own apartment properties in the United States and Puerto Rico; a limited partnership interest in two limited partnerships that own commercial properties in Puerto Rico; and a 50% ownership interest in a limited liability company.

The Company considers many factors in determining whether or not an investment should be recorded under the equity method, such as economic and ownership interests, authority to make decisions, and contractual and substantive participating rights of the partners. Income and losses are recognized in accordance with the terms of the partnership agreements and any guarantee obligations or commitments for financial support.

Impairment of Long-Lived Assets

ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Because our real estate assets are considered long-lived assets under U.S. GAAP, we are required to evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future operating cash flows. If the carrying value were to be greater than the undiscounted future operating cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition for tenants, changes in market rental rates, and costs to operate each property. Upon determination that an impairment has occurred, the Company records an impairment charge equal to the excess of the historical cost over fair value.

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
    Maintenance and other repair costs are charged to operations as incurred.

Income Taxes

The Company's tax structure is a complex one that involves foreign source income, multiple entities that do not file a consolidated return and multiple entities with different tax structures. Due to the complex nature of our tax structure, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, we rely on the advice of our outside counsel as to the potential and probable outcome of these proceedings when evaluating any financial statement impact.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the components of the results of operations by segment for each of the three years ended December 31, 2004, 2003 and 2002. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

As more fully described in the notes to our consolidated financial statements, we have restated our previously issued consolidated financial statements to correct our accounting treatment including the accounting for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously recorded under the equity method. All financial information contained herein has been revised to reflect the restatements.

Non-GAAP Measures

The following discussions refer to certain non-GAAP measurements, gross profit and gross margin. Gross profit is defined as land or home sales revenue less the related cost of sales and gross margin is defined as gross profit divided by sales revenue. Management uses these measures to compare a product's sales price in relationship to its cost when making product design and pricing determinations and evaluating the product's performance. This measurement is not intended to be used as a replacement for sales revenue, cost of sales or net income. Gross profit excludes the following items included in the determinations of net income: rental property revenue, rental operating expense, equity in earnings, management and other fees, interest income, interest expense, general, administrative, selling and market expense, depreciation and amortization, minority interest, write-off of deferred project costs, other income, and income tax expense.

Gross profit or gross margin does not represent cash generated from operating activities in accordance with GAAP. Therefore, gross profit and gross margin should not be considered an alternative to net income as an indication of our performance. Also, gross profit and gross margin, should not be considered an alternative to net cash flow from operating activities, as determined under GAAP, as a measure of liquidity. A calculation of gross profit and gross margin, for 2004, 2003, and 2002, along with a reconciliation to net income for each year, is provided in the following tables.

Calculation of Gross Profit and Gross Margin is as follows:
2004:	U.S.	Puerto Rico	Total
Land sales revenue	$ 6,999	$ 2,676	$ 9,675
Less cost of land sales	4,404	1,979	6,383
Gross profit on land sales	2,595	697	3,292

Gross profit on land sales	2,595	697	3,292
Land sales revenue	6,999	2,676	9,675
Gross margin on land sales	37%	26%	34%

Home sales revenue	-	9,861	9,861
Less cost of home sales	-	7,474	7,474
Gross profit on home sales	-	2,387	2,387

Gross profit on home sales	-	2,387	2,387
Home sales revenue	-	9,861	9,861
Gross margin on home sales	-	24%	24%

2003:	U.S.	Puerto Rico	Total
Land sales revenue	$ 6,893	$ -	$ 6,893
Less cost of land sales	4,870	66	4,936
Gross profit on land sales	2,023	(66)	1,957

Gross profit on land sales	2,023	(66)	1,957
Land sales revenue	6,893	-	6,893
Gross margin on land sales	29%	100%	28%

Home sales revenue	-	21,560	21,560
Less cost of home sales	-	16,728	16,728
Gross profit on home sales	-	4,832	4,832

Gross profit on home sales	-	4,832	4,832
Home sales revenue	-	21,560	21,560
Gross margin on home sales	-	22%	22%

2002:	U.S.	Puerto Rico	Total
Land sales revenue	$ 9,974	$ -	$ 9,974
Less cost of land sales	6,896	89	6,985
Gross profit on land sales	3,078	(89)	2,989

Gross profit on land sales	3,078	(89)	2,989
Land sales revenue	9,974	-	9,974
Gross margin on land sales	31%	100%	30%

Home sales revenue	-	5,012	5,012
Less cost of home sales	-	4,028	4,028
Gross profit on home sales	-	984	984

Gross profit on home sales	-	984	984
Home sales revenue	-	5,012	5,012
Gross margin on home sales	-	20%	20%

A reconciliation of gross profit to net income for the years ended December 31, 2004, 2003, and 2002 is as follows:
	2004	2003	2002
		(Restated)	(Restated)

Gross profit on land sales	$ 3,292	$ 1,957	$ 2,989
Gross profit on homes sales	2,387	4,832	984
Rental property revenues	19,007	17,106	11,965
Rental operating expense	7,647	7,379	5,059
Management and other fees	3,591	3,317	3,772
General, administrative, selling and marketing expense	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Write-off of deferred project costs	74	1,011	54
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	5,483	4,012	2,881
Minority interest in consolidated entities	1,285	1,204	299
Income tax expense	1,061	1,213	1,912
Net income	$ 3,454	$ 2,862	$ 3,005

Results of Operations - U.S. Operations:

For the year ended December 31, 2004, our U.S. segment generated $6,568,000 of operating income compared to $5,607,000 of operating income generated by the segment for the same period in 2003 and $6,020,000 in 2002. Please review the discussion below for an analysis of our operating results.

Community Development - U.S. Operations:

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

In March 2004, the Company executed an agreement with U.S. Home (the homebuilding subsidiary of Lennar Corporation) to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. Under the agreement, U.S. Home is required to purchase, at a minimum, 200 residential lots, provided that they are developed and available for delivery, per year on a cumulative basis. Based on 200 lot sales per year, it is estimated that lot settlements will take place over the next ten years.

2004 compared to 2003

Community development land sales revenue increased $106,000 to $6,999,000 for the year ended December 31, 2004 from $6,893,000 for the same period in 2003.

Residential Land Sales

During 2004, we sold 70 standard size single-family lots for an average sales price of $98,000 per lot compared to 88 standard size single-family lots which sold for an average sales price of $62,000 during the same period of 2003. The ultimate selling price per lot of our lot sales to U.S. Home may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the initial price of $90,000 per lot will be recognized upon U.S. Home's settlement with the respective homebuyers. The average selling price of the standard single-family lot increased in 2004 compared to 2003 due to the fact that residential lots sold in 2003 were negotiated with homebuilders in 2001 and 2002 during a relatively flat housing market. Prices for our current residential lots reflect the healthy housing market and its upward trend in home prices. The current selling price of town-homes in this area is approximately $250,000 while single-family homes in Fairway Village are selling in excess of $300,000. As of December 31, 2004, we did not have any developed residential lots available for delivery.

Commercial Land Sales

During 2004, we sold 1.07 acres of commercial land for $2.75 per square foot compared to 8 acres of commercial land for sales prices that ranged from $2.19 to $9.51 per square foot for the same period in 2003. The average sales prices of these parcels differ due to their location, use and level of development. As of December 31, 2004, our backlog contained 12.53 of commercial acres under contract for a total of $2,723,000.

Gross Profit

The combined gross profit for the year ended December 31, 2004 increased to 37% compared to 29% for the same period of 2003. Although the selling price of our residential lots increased 58% in 2004 as compared to 2003, our gross profit margin was affected by increases in the costs for the development of lots in Fairway Village. Our development costs have been directly affected by the increase in the price of steel, oil and fuel and the strong demand and limited supply for contractors.

St. Charles Active Adult Community, LLC - Land Joint Venture

The Company and U.S. Home formed a joint venture, St. Charles Active Adult Community LLC (the "AAC") whereby each member has an equal interest in the cash, earnings and decision-making. On September 30, 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to the joint venture for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to the homebuilding company. The Company will serve as the managing agent for the project and will receive a 3% management fee. The Company deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture to the homebuilder. We expect minimal profit, if any, from the activities of the joint venture and expect to recognize the profit on the portion of land transferred as lots are sold by U.S. Home. Pursuant to the terms of the lot option agreement, lots are expected to begin selling in the third quarter of 2005 and will continue through the first quarter of 2009. The cost basis of the land is reflected in our investment in the joint venture within our Community Development assets.

2003 compared to 2002

Community development land sales revenue decreased 31% in 2003 to $6,893,000 from $9,974,000 in 2002.

Residential Land Sales

During 2003, we sold 88 standard size single-family lots for an average sales price of $62,000 compared to 87 standard size single-family lots which sold for an average sales price of $55,000, 54 small single-family lots for an average sales price of $43,000, and 20 town-home lots for an average sales price of $35,000 during the same period of 2002. The decrease in residential lots sold during 2003 compared to 2002 is attributable to state mandated changes in storm water management regulations that forced us to reengineer our design plans, thus delaying the development and release of the next parcel of land in Fairway Village. The sales price of the standard single family lot increased 13% in 2003 pursuant to escalation provisions in the sales contracts and price increases. At December 31, 2003 we had one single-family lot in backlog, located inside the model park, at a base selling price of $70,000. We commenced development of the next parcel of land in Fairway Village that contains a total of 69 lots. These lots were developed and ready for sale in the second quarter of 2004.

Commercial Land Sales

During 2003, we sold 8 acres of commercial land for sales prices that ranged from $2.19 to $9.51 per square foot compared to 13 acres of commercial land for sales prices that ranged from $1.21 to $5.21 per square foot for the same period in 2002. Our 2002 commercial land sales included the sale of a seven-acre parcel for retail use for $5.21 per square foot; we did not have a comparable sale in 2003. The average sales prices of these parcels differ due to their location, use and level of development. As of December 31, 2003, our backlog contained 4.1 acres under contract for a total of $251,600.

Gross Profit

The combined gross profit of our community development operations for 2003 decreased to 29% from 2002's gross profit of 31%. The decrease was primarily attributable to the use and location of our commercial and industrial land sold during the respective periods. The gross profit in 2003 was also negatively impacted by the reduced sales volume of our residential and commercial land as well as an additional $53,000 of costs incurred related to a parcel of land sold in a prior year. The decrease was offset by price increases for our Fairway Residential lots resulting in gross margins for those lots of 43% in 2003 as compared to 31% in 2002. During 2003, the gross margins on the commercial parcels sold ranged from 5.66% to 38.7% compared to 58.2% to 70.1% earned in 2002. In 2002, we closed on a seven-acre parcel for retail use, which produced a 58% gross margin due to its higher selling price and limited site improvements with no comparable sale in the 2003 period. During 2003, we sold six acres located in our industrial parks developed in the 1970's and 1980's. Since that time, the county and state development requirements have continued to change requiring additional development to deliver the lots for final use. The increased carrying costs and additional required development have eroded the profits resulting in a 6% gross margin for those parcels.

Rental Property Revenues and Operating Expenses - U.S. Operations:

Certain of the apartment properties in which we hold an ownership interest in the United States qualify for the consolidation method of accounting. As a result, we include within our financial statements the consolidated apartment properties' total revenue, and operating expenses. The portion of net income attributable to the interests of the outside owners of some of these properties and any losses and distributions in excess of the minority owners' basis in those properties is reflected as minority interest. As of December 31, 2004, eleven of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes two of the properties and two properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Acquisitions

    On December 31, 2002, the Company acquired 100% of the limited partnership interests in Bannister Associates Limited Partnership ("Bannister") in conjunction with the refinancing of the property. Prior to the acquisition, the Company's general partner interest in Bannister was accounted for under the equity method of accounting. The Company completed the conversion of this property to a market rate property in 2003.
    On January 23, 2003, the Company acquired a 10% general partner and 85% limited partner ownership interest in two partnerships that own apartment units: Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake").
    On October 29, 2004, the Company formed two wholly-owned entities to acquire the assets of two apartment properties, Owings Chase LLC and Prescott Square LLC. Both are market rent properties, allowing us to determine the appropriate rental rates.

The following table presents the results of rental property revenues and operating expenses for the years ended December 31, 2004, 2003 and 2002 ($ in thousands):
	2004	2003	2002
		(Restated)	(Restated)

Rental Property - Revenues	$19,007	$17,106	$11,965
Rental Property - Operating Expenses	7,647	7,379	5,059

2004 compared to 2003

Rental property revenues increased $1,901,000 to $19,007,000 for the year ended December 31, 2004 compared to $17,106,000 for the same period in 2003. Our fiscal year's rental property revenue results were affected by an overall rent increase of 6% as well as increases generated from two of our properties as they converted from fully subsidized properties to a 100% market rate property and an 80% market rate property, respectively. The remainder of 2004 increase, approximately $300,000, is the result of the apartment acquisitions made in October 2004.

Rental property operating expenses increased $268,000 in 2004 to $7,647,000 compared to $7,379,000 in 2003. The 4% increase in our rental property operating expenses is the result of the apartment acquisitions made in October 2004, which account for approximately $200,000 of the increase. The remainder of the year's overall increase is due to increased insurance costs for all properties and increased repairs and maintenance expenses made to one of our properties during its conversion to an 80% fair market property from a 100% subsidized property.

2003 compared to 2002

The overall increase in rental property revenues and operating expenses in 2003 is primarily the result of the consolidation of the three additional properties as described above.

On a comparable basis of properties between years, rental property revenues generated from the consolidated apartment partnerships' operations for 2003 were $12,586,000 as compared to $11,965,000 for 2002, while rental property operating expenses were $5,325,000 in 2003 compared to $5,059,000 in 2002. In 2003, the increase in rental revenues resulted from a 6% increase in rental rates, offset slightly by an increase in apartment vacancies. Our rental property operating expenses increased 5% due to additional repairs and maintenance expenses incurred at our apartment property buildings as we pushed to improve the value of the properties during the fiscal year.

Management and Other Fees - U.S. Operations:

We earn monthly management fees from all of the apartment properties that we own as well as apartment properties owned by third parties and affiliates of J. Michael Wilson. We receive an additional fee from the properties that we manage for their use of the property management computer system that we purchased at the end of 2001and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation. Within this section we also recognize the amortized portion of sponsor and developer fees.

2004 compared to 2003

Management and other fees for the year ended December 31, 2004 increased 27% to $1,500,000 compared to $1,180,000 for the same period in 2003. The $320,000 increase in our management fees is primarily due to the recognition of a $200,000 incentive management fee earned from one of our unconsolidated properties in 2004 with no comparable fee earned in 2003, as well as the recognition of a $147,000 special management fee earned on the refinancing of Huntington, one of our unconsolidated entities, with no comparable fee in 2003. The year-to-date increases were offset in part by our termination of a management contract with a non-owned property in October 2004.

2003 compared to 2002

Management and other fees earned for the year ended December 31, 2003 were $1,180,000 compared to $1,465,000 of fees earned in 2002. The fiscal year's 19% decrease is result of $235,000 of management fees from Bannister, Coachman's and Village Lake recognized in 2002 but eliminated upon consolidation in 2003 as well as $188,000 of sponsor and developer fees recognized in 2002 and not in 2003. The 2003 decrease was offset in part by an increase in partnership rental revenue earned in two of the apartment properties that we manage and an increase in computer service income since the new software was in service for a full year in 2003 as compared to a partial year in 2002.

General, Administrative, Selling and Marketing Expense - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 14 properties located in St. Charles, Maryland, 2 properties located in Pikesville, Maryland and to a lessor extent the other properties that we manage. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement. In 2002, our Company maintained a policy of allocating corporate overhead charges incurred at the executive office to the Puerto Rico operations. Effective January 1, 2003, we no longer allocate these expenses to the Puerto Rico operations for reporting and management purposes.

2004 compared to 2003

                General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,115,000 in 2004 to $5,601,000 for the year ended December 31, 2004, compared to $4,486,000 for the same period of 2003.

The 25% increase in general and administrative costs is primarily attributable to additional staffing, consulting and audit fees required to meet the increased corporate governance and documentation requirements. In addition we have expanded our staff to accommodate our expanded investment and property management supervision operations. The current market for qualified employees is very competitive. In order to fill open and new positions and retain current employees, we have incurred recruiting fees, salaries and bonuses in excess of our historical practices. As a result salaries and benefits increased $ 655,000 in 2004 compared to 2003. Salaries and benefits increased an additional $67,000 related to outstanding share incentive rights as a result in the improvement in the Company's share price in 2004 compared to 2003.  Professional services fees including audit, tax compliance and legal fees increased $324,000 in 2004 compared to 2003. The remainder of the fiscal year's increase is the result of general inflation and additional donations made to local charities.

2003 compared to 2002

General, administrative, selling and marketing costs incurred within our U.S. operations increased 30% in 2003 to $4,486,000 for the year ended December 31, 2003, compared to $3,457,000 for the same period of 2002. The year to date increase reflects additional compensation expense on incentive rights of approximately $334,000 as a result of the increases that we experienced in our share price this year. The increase is also the result of an additional $136,000 of bad debt expense that we recorded in the current year on accounts receivable balances in two of our properties. During the most recent fiscal year we saw an increase in other administrative costs such as general liability insurance premiums, and directors/officers' insurance premiums as a result of the escalating prices imposed by the insurance industry. The remainder of the increase is composed of a rise in audit and legal fees as well as additional staffing hired in 2003 related to the increased corporate governance regulations for public companies, as well as the absence in 2003 of a bad debt recovery compared to the $117,000 recovery in 2002.

Depreciation Expense - U.S. Operations:

2004 compared to 2003

Depreciation expense increased $379,000 to $3,212,000 for the year ended December 31, 2004 compared to $2,833,000 for the same period in 2003 as the result of a full year of depreciation expense recognized in 2004 from significant capital improvements made to our rental properties during the third and fourth quarters of 2003. Depreciation expense in 2004 was also directly affected by the apartment acquisitions in October.

2003 compared to 2002

Depreciation expense increased $915,000 to $2,833,000 for the year ended December 31, 2003 compared to $1,918,000 for the same period in 2002 primarily due to the consolidation of the three additional properties in 2003. On a comparable basis, depreciation expense related to the rental properties increased approximately $64,000 as a result of capital improvements made to our consolidated properties as we increased their value and operating potential. The slight increase in depreciation expense-other in 2003 can be attributed computer and phone system upgrades as well as a full year of depreciation expense taken for the new accounting system.

Equity in Earnings from Unconsolidated Entities - U.S. Operations:

The results of our share of earnings from the real estate entities that we do not control are reflected in this section. The affect on earnings varies from entity to entity, depending on our investment book basis in the property, where the entity is in the earnings stream, and whether or not the limited partners have recovered their capital contribution.

2004 compared to 2003

For the year ended December 31, 2004, the Company recognized a loss of $291,000 in its investment in its unconsolidated real estate entities. For the same period in 2003, the Company recognized earnings of $140,000 for its investment in its unconsolidated entities. This decrease was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships in 2004.

2003 compared to 2002

Equity in earnings from unconsolidated entities increased $42,000 during 2003 to $140,000 as compared to $98,000 for the same period in 2002. This increase was principally the result of increased earnings from the unconsolidated partnerships in 2003 than in 2002 due to fire losses suffered by one of the partnerships in 2002.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

2004 compared to 2003

Interest expense increased 36% in 2004 to $5,916,000 compared to $4,341,000 in 2003. The $1,575,000 increase is the result of the refinancing of the mortgages of two of our apartment properties in 2004. Our interest expense balance was directly affected by pre-payment penalties and the write-off of loan fees associated with the properties' previous mortgages. The increase in interest expense in 2004 is also the result of the amortization of loan fees and prepayment penalties paid for construction loans that we repaid this year from our working capital. We also experienced an overall increase in our average debt outstanding due to the increased loan amounts of the mortgages refinanced and the servicing obligation of the $8,000,000 Bond issued by the Charles County Government in March 2004.

2003 compared to 2002

Interest expense increased 44% for the year ended December 31, 2003 to $4,341,000 compared to $3,008,000 for the year ended December 31, 2002. The overall increase in interest expense in 2003 is primarily the result of the consolidation of the three additional properties in 2003 that were not consolidated in 2002. On a comparable basis, interest expense incurred in 2003 decreased approximately $25,000 as a result of a reduction in interest expense recognized on the outstanding balances of our capital leases and vehicle notes offset by an increase in the amortization of loan fees in 2003.

Minority Interest in Consolidated Entities - U.S. Operations:

Minority interest in consolidated entities includes the minority partner's share of the consolidated partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to the minority interest are limited to the minority partner's basis in the partnership.

2004 compared to 2003

Minority interest increased 7% in 2004 to $1,285,000 for the year ended December 31, 2004 compared to $1,204,000 for the same period in 2003. The minority owners' share of income decreased $81,000 in the current year primarily the result of the write off of deferred finance fees in 2004 when one property was refinanced. The increase in distributions to the minority owners in excess of their basis from refinanced properties increased $162,000 in 2004 compared to 2003.

2003 compared to 2002

Minority interest in consolidated entities increased approximately $905,000 to $1,204,000 for the year ended December 31, 2003 compared to$299,000 for the same period in 2002 as the result of the addition of new partnerships to our portfolio in 2003 and distributions from refinancing proceeds paid to the third party owners from partnerships that were in excess of their basis.

Provision for Income Taxes - U.S. Operations:

The effective tax rates for 2004, 2003 and 2002 are 40%, 38% and 42% respectively. The federal and state statutory rate is 39%. The difference between the statutory rate and the effective rate is related to the combined effect of permanent items and U.S. tax and foreign tax on foreign source interest without corresponding foreign tax credits.

Results of Operations - Puerto Rico Operations:

For the year ended December 31, 2004, our Puerto Rico segment generated $1,511,000 of operating income compared to $2,179,000 of operating income generated by the segment for the same period in 2003 and $152,000 in 2002. Please review the discussion below for an analysis of our operating results.

Community Development - Puerto Rico Operations:

Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

2004 compared to 2003

Community development land sales for the year ended December 31, 2004 were $2,676,000 with no comparable sales in 2003. In April 2004, the Company sold 2.4 commercial acres in the master-planned community of Parque Escorial for $2,752,000. The gross profit margin for the year ended December 31, 2004 was 26%.

2003 compared to 2002

There were no land sales in 2003 or in 2002 within our Puerto Rico operations. As of December 31, 2003, there were no land sales in backlog.

Future land sales

In February 2004, the Company executed an option agreement with a third party to sell 7.2 acres of commercial land in Parque Escorial for $7,448,000. At the time of signing, the third party developer paid a deposit of $744,800. Under the terms of the agreement the commercial land sale is scheduled to close in the second quarter of 2005.

In October 2004, the Company executed a Sale Agreement with a third party to sell 2.4 acres of commercial land at Office Park in Parque Escorial for $2,949,300 and received a $100,000 deposit. The sale closed in February 2005.

Homebuilding - Puerto Rico Operations:

The Company organizes corporations as needed to operate each individual homebuilding project. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial. In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial. The condominiums went on the market in January 2005 with expected delivery to commence in the third quarter 2005.

2004 compared to 2003

During 2004 and 2003, home sales in Brisas generated $9,861,000 and $21,560,000, respectively. During 2004, 55 units were sold at an average selling price of $179,000 per unit compared to 124 units at $174,000 per unit in 2003. The gross profit in 2004 was 24% as compared to 22% in 2003. The increase in the gross profit percentage is the result of increases in the selling price per unit, and a reduction in interest costs in 2004.

2003 compared to 2002

During 2003 and 2002, home sales in Brisas generated $21,560,000 and $5,012,000, respectively. As of December 31, 2003, a total of 153 units were sold with an average sales price of $174,000 and 14 units were under contract with an average sales price of $171,000. These sales were backed by a $4,000 deposit and a non-contingent sales contract. The gross margin in 2003 was 22% as compared to 20% in 2002.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from each of the apartment and commercial properties that we manage, including the properties owned by the Wilson Family. In addition to the monthly fee, we earn incentive management fees from six of the properties as well as property-owner association fees from four of the properties operating in Parque Escorial. Fees earned from apartment property refinancings and sponsor and developer fees are also reflected in this section. We defer the portion of the refinancing fees related to our ownership percent in those partnerships and amortize them into income over the term of the respective partnerships' loans.

2004 compared to 2003

Management fees decreased 2% in 2004 to $2,106,000 as compared to $2,153,000 in 2003 primarily due to the recognition of $47,000 in refinancing fees in 2003 with no comparable fees recognized in 2004.

2003 compared to 2002

Management fees decreased 7% in 2003 to $2,153,000 from $2,314,000 in 2002 primarily due to the recognition in 2002 of $103,000 of fees related to an adjustment in the basic management fees rate in four apartment properties and in 2003 the basic management fees income from another two apartment properties decreased by a reduction of $19,000 due to the exclusion by HUD of the retained excess income in the calculation of the management fees payable.

General, Administrative, Selling and Marketing Expense - Puerto Rico Operations:

The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within this section. The apartment properties reimburse IGP for certain costs incurred at IGP's office that are attributable to the operations of those properties. The amounts reflected in this section are net of the reimbursements that are back-charged to the properties.

2004 compared to 2003

General, administrative and selling and marketing expenses decreased 2% or $83,000 in 2004, as compared to 2003.  This decrease is primarily attributable to a $75,000 reduction in selling and marketing in our homebuilding operations due to the completion of the Brisas project and a $570,000 reduction in bad debt expense for the year ended December 31, 2004 compared to the same period in 2003. The decreases we experienced in 2004 were offset in part by increases in legal, auditing and tax fees, computer and miscellaneous expenses of $210,000, stock appreciation rights of $78,000, municipal taxes of $73,000, office rent of $23,000, workers' compensation of $18,000, and salaries and fringe benefits of $159,000.

2003 compared to 2002

General, administrative selling and marketing costs, excluding the prior year corporate allocation from executive office of $907,000, increased $675,000 in 2003 compared to 2002. The increase in 2003 is primarily due to bad debt expense of $581,000 related to incentive management fees due from one of our unconsolidated subsidiaries reserved during 2003. The payment of these incentive management fees is subject to availability of the partnership's surplus cash. This year's increase is also the result of $80,000 of bonuses as well as increases in outstanding share incentive rights expenses recorded as a result of the increases in our share price that we experienced in 2003 versus 2002. Our 2003 increases were offset in part by a reduction in advertising, legal and consulting fees and the common area maintenance rent.

Write-off of Deferred Project Costs - Puerto Rico Operations:

During 2003, we wrote off the deferred project costs, $1,007,000, related to the potential development of an entertainment complex in Parque El Comandante with no similar write-offs in 2004 or in 2002. A significant portion of these costs arose from a consulting agreement entered into in July 1997. The consulting contract expired in July of 2003 and we chose not to renew it beyond December 31, 2003, weakening the prospects of finalizing this project. Due to the uncertainty of our ability to recover these deferred costs we wrote them off.

Equity in Earnings from Unconsolidated Entities- Puerto Rico Operations:

Our investments in all of our apartment properties in Puerto Rico are accounted for under the equity method of accounting and all of the properties are subsidized by HUD. We also account for our limited partner investments in the commercial rental properties owned by ELI and EMP under the equity method of accounting. The earnings from our investments in the apartment properties and the commercial rental properties are reflected within this section. The recognition of earnings varies from partnership to partnership depending on our investment basis in the property, where the partnership is in the earnings stream, whether or not the limited partners have recovered their capital.

2004 compared to 2003

Equity in earnings from partnerships increased $1,911,000 to $2,967,000 during the twelve months ended December 31, 2004, compared to $1,056,000 for the twelve months ended December 31, 2003. The increase is the result of distributions received in excess of our investment base from two of our partnerships for which the Company has no required funding obligations. We received $986,000 from EMP after the property was sold to a third party in December 2004 and $785,000 of cash distributions received out of the refinancing of one of our partnership's mortgage in March 2004. The current year's increase also includes the equity in earnings from EMP's operations prior to sale of $130,000 with no comparable earnings recognized in 2003 a well as an overall reduction of $56,000 in equity in earnings from our other unconsolidated apartment partnerships.

2003 compared to 2002

Equity in earnings from partnerships decreased 8% to $1,056,000 during the twelve months ended December 31, 2003, compared to $1,146,000 in 2002. The decrease in equity in earnings from unconsolidated partnerships in 2003 is primarily due to a reduction in earnings from our commercial property investment and from one of our apartment partnership investments. In 2003, there was an increase in bad debt expense in the commercial property, ELI, as well as an increase in interest expense in one of the apartment partnerships, Monserrate, as a result of a mortgage refinancing in the fourth quarter of 2002.

Interest Expense - Puerto Rico Operations:

Interest on the homebuilding and office building construction loans are capitalized. Any excess bank interest, interest on capital leases and the amortization of certain loan fees are reflected on our financial statements as interest expense.

2004 compared to 2003

Interest expense decreased 64% in 2004 to $64,000 compared to $176,000 in 2003.The decrease in 2004 is primarily due to our lower outstanding debt balances on our term loan and an increase in the amount of interest eligible for capitalization in 2004 compared to 2003.

2003 compared to 2002

Interest expense decreased 58% in 2003 to $176,000 compared to interest expense of $421,000 in 2002. We have been experiencing decreases in our interest expense costs primarily due to the fact that there have been increases in the amount of interest eligible for capitalization coupled with the reduction in the prime lending rates and our lower outstanding balances on our term loans.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rate for 2004, 2003 and 2002 are 25%, 28% and 25%, respectively. The statutory rate is 29%. The difference in statutory tax rate and the effective tax rate are the result of special tax exempt income and non-taxable foreign source income. The effective tax rate in 2003 reflects U.S. taxes on Puerto Rico source income without the full benefit of the foreign tax credit.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated. The following table sets forth the changes in the Company's cash flows ($ in thousands):
	Years Ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Operating Activities	$ 18,451	$ 16,726	$ 12,918
Investing Activities	(39,786)	(9,236)	(5,532)
Financing Activities	23,757	(4,564)	(1,597)
Net Increase in Cash	$ 2,422	$ 2,926	$ 5,789

Net cash flow provided by operating activities produced $18,451,000 of cash flow in 2004, a 10% increase over the operating cash flows generated in 2003. In 2003, there was $16,726,000 of cash flows provided by operating activities compared to $12,918,000 in 2002. From period to period, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the year ended December 31, 2004, net cash used in investing activities was $39,786,000, a $30,550,000 increase in cash used from the same period in 2003. In 2003, net cash used in investing activities reached $9,236,000, a 67% increase from 2002's balance of $5,532,000. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. For the years ended December 31, 2004, 2003 and 2002, since our acquisition and development activity outpaced the distributions received from our real estate entities. During 2004, the Company invested $12,000,000 in its community development assets. In addition, we invested $5,700,000 in the construction of a 57,000 square foot office building in Parque Escorial, Puerto Rico. The total cost of the office building is expected to be $11,100,000. The Company obtained letters of intent to lease approximately 50% of the building prior to commencing construction. The office building is scheduled to be available for occupancy in the second quarter of 2005. On October 29, 2004, the Company completed its acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units pursuant to a Purchase and Sale Agreement by and among American Housing Properties LP ("AHP"), Owings Chase Associates LP and Prescott Square Associates LP on August 13, 2004. The properties were purchased for $20,000,000. The Company financed the acquisition through a combination of cash and a $16,191,000 non-recourse mortgage. American Rental Management Company, the Company's U.S. based property management subsidiary, will manage these properties.

For the year ended December 31, 2003, we invested $6,000,000 in our community development assets, $1,200,000 in the construction of the office building in Puerto Rico, $2,000,000 in acquired properties and $2,000,000 in existing properties.

  In 2004, $23,757,000 of cash was provided by financing activities compared to $4,564,000 of cash used in 2003 and $1,597,000 net cash used in 2002. Cash used in financing activities generally relates to dividend distributions to our shareholders, and incurrence and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. During 2004, we received approximately $15,000,000 of cash proceeds from the refinancing of two of our apartment properties' mortgages, $16,000,000 acquisition loan proceeds in conjunction with the property acquisition discussed above and $16,000,000 of development loan proceeds received during the year in conjunction with construction of the office building in Puerto Rico, our homebuilding project in Parque Escorial and the development of the land in Fairway Village. Proceeds received from debt financing in 2004 were offset by $29,845,000 of debt curtailments and $1,793,000 of cash dividends distributed to our shareholders on February 25, 2004, June 9, 2004, September 10, 2004 and December 10, 2004.

2004 Debt Summary
	MATURITY	BALANCE	Total	Total	BALANCE
	DATE	12/31/03	Advances	Repayments	12/31/04
	(In thousands)
Recourse Debt:
Southtrust- St. Charles land loan	11/26/04	$ 2,000	$ -	$ 2,000	$ -
Columbia Bank - St. Charles land loan	2/15/06	2,218	-	2,218	-
Maryland Bank & Trust-Apartment acquisition equity loan	1/23/13	1,951	-	55	1,896
Charles County-St. Charles land loan	6/1/19	739	7,261	205	7,795
FirstBank - Parque Escorial land loan	6/30/05	9,799	6,238	11,556	4,481
KEMBT Corporation-Puerto Rico land loan	6/30/05	6,005	-	3,277	2,728
FirstBank - Brisas Construction loan	Paid	22	137	159	-
FirstBank - Torres Construction loan	3/31/07	-	8,792		8,792
Banco Popular de PR-Puerto Rico land loan	6/30/05	1,900	-	400	1,500
Other Miscellaneous Debt	2/2005 - 6/2009	300	110	208	202
Total Recourse Debt		$ 24,934	$ 22,538	$ 20,078	$ 27,394

Non-Recourse Debt:
Retired Debt	10/2019 - 3/2028	$ 6,490	$ -	$ 6,490	$ -
Replacement Debt	1/2014 - 2/2039	-	14,800	57	14,743
Acquisition Debt	11/1/14	-	16,191	-	16,191
Other Apartment Mortgages	11/2013 - 7/2038	62,246	-	920	61,326
Commercial Properties	10/31/05	2,243	4,376	-	6,619
Total Non-Recourse Debt		$ 70,979	$ 35,367	$ 7,467	$ 98,879

Contractual Financial Obligations

The following chart reflects our contractual financial obligations as of December 31, 2004:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt-community development
and homebuilding	$ 25,296	$ 9,122	$ 10,092	$ 942	$ 5,140
Total recourse debt-investment properties	1,896	57	193	152	1,494
Total non-recourse debt-investment properties	98,879	7,779	4,452	3,622	83,026
Capital lease obligations	90	34	34	22	-
Operating lease obligations	1,765	532	872	361	-
Purchase obligations	26,338	9,098	17,210	30	-
Total contractual cash obligations	$ 154,264	$ 26,622	$ 32,853	$ 5,129	$ 89,660

Recourse Debt - U.S. Operations

During 2002, we settled our long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. In October 2004, we finalized an agreement with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company has recorded debt for $8,000,000 and a receivable from the County, which is included in our Community Development assets, for $4,810,000 representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the Bond. This letter of credit was issued by U.S. Home as part of a residential lot sales contract for 1,950 lots in Fairway Village. In March 2005, Charles County Government issued a $6,000,000 bond with an interest rate escalating from 5% to 5.125% to provide funding for major infrastructure in St. Charles under terms consistent with the bonds issued in 2004.

In January 2003, the Company completed its acquisition of a 95 percent ownership interest in two partnerships that own apartment units through its subsidiary AHP. AHP financed the acquisition through a $2,000,000 ten-year loan. The loan matures in January 2013.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's community development and homebuilding assets within its Puerto Rico segment are encumbered by recourse debt. LDA's land loans due to FirstBank with an aggregate outstanding balance of $4,481,000 and $2,728,000 due KEMBT corporation are expected to be repaid from land sales prior to their maturity on June 30, 2005. The LDA loans due FirstBank and the loan due KEMBT are subject to cross-collateral and cross-default provisions. The Company obtained a construction loan in March 2004 for its next homebuilding project, Torres del Escorial. The construction loan with FirstBank carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid primarily by the proceeds of the home sales, which are scheduled to begin in the third quarter of 2005. Construction advances of $17,208,000 remain available under this credit facility.

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 of the Notes to Consolidated Financial Statements found within Item 8 of this 10-K filing, the non-recourse apartment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

As discussed above in cash used in investing activities, the Company financed the acquisition of the assets of two apartment properties with a non-recourse mortgage of $16,191,000. The loan matures in ten years and bears an interest rate of 5.49%.

On March 1, 2005, the non-recourse mortgage for one of our wholly owned apartment properties, Lancaster Apartment Partnership, was refinanced with a non-recourse mortgage loan of $8,832,000 with a lower interest rate of 5.215%. The proceeds from the refinancing will be used for capital improvements at the property site, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore, Maryland and Washington, D.C. areas. If these properties meet our requirements, we intend on financing their acquisition.

Non-Recourse Debt - Puerto Rico Operations

A construction loan of $8,625,000 from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the office building in Parque Escorial. The construction loan is scheduled to convert into a 30-year term loan during 2005 prior to its maturity on October 31, 2005. As of December 31, 2004, the outstanding balance on the construction loan was $6,619,000.

Purchase Obligations

In addition to our contractual obligations described above we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties and costs associated with developing our land in the U.S. and Puerto Rico. Also, we intend to repurchase a piece of land from a power plant company for $2,400,000. Our U.S. and Puerto Rico land development contracts are subject to increases in cost of materials and project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

During 2005, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, the new office building in Puerto Rico and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements" in this 10-K, the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations.

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

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has been moderate in recent years. In general, we attempt to minimize any inflationary effect by increasing our market rents, land prices and home prices. However, in recent history, the increases in the HUD subsidies have not offset the increase in the costs to insure, operate and maintain the properties, resulting in a negative impact on our cash flow.

INTERCOMPANY DIVIDEND RESTRICTIONS

Certain of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the ability of our subsidiaries to pay dividends or distributions. The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, the distributions of the 13 apartment properties are limited to a specified annual cumulative rate of return ranging from 6% to 10%. Lender approval is required prior to LDA or Torres making any cash distributions in excess of distributions to pay income taxes on LDA's and Torres' generated taxable income, unless certain conditions exist that provide for adequate working capital for debt service and operations for the following twelve months. These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

INSURANCE AND RISK OF UNINSURED LOSS

We carry various lines of insurance coverage for all of our investment properties, including property insurance and believe that we are adequately covered against normal risks. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.

We renewed our insurance coverage on May 1, 2004 for our Puerto Rico operations and October 1, 2004 for our US operations for one-year policy terms. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, our premium costs increased overall by 6% as compared to the prior term.

In November 2002, Congress passed the Terrorism Risk Insurance Act ("TRIA") which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance in the U.S. for property damage due to terrorism. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our properties.

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
Principal Amount by Expected Maturity Average Interest Rate (In thousands)

								Fair Value
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

Long-term debt, including
current portions:
Fixed rate debt-principal	$ 4,376	$ 1,731	$ 2,016	$ 2,110	$ 2,239	$ 90,513	$ 102,985	$ 107,454
Fixed rate debt-interest	5,957	5,896	5,777	5,481	5,532	53,075	81,718
Average interest rate	2.24%	5.72%	5.85%	5.92%	5.96%	5.99%	5.28%	5.46%

Variable rate debt-principal	12,657	60	8,857	69	73	1,572	23,288	23,288
Variable rate debt-interest	818	581	231	111	106	295	2,142
Average interest rate	4.84%	6.50%	5.26%	6.50%	6.50%	6.50%	6.02%	6.02%
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 14, and 15, to the Notes to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the financial statement schedule listed in the Index at Item 15(a) have been restated.

/s/ Ernst & Young LLP

McLean, Virginia

April 13, 2005

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues
Community development-land sales	$ 9,675	$ 6,893	$ 9,974
Homebuilding-home sales	9,861	21,560	5,012
Rental property revenues	19,007	17,106	11,965
Management and other fees, substantially all from related entities	3,591	3,317	3,772
Reimbursement of expenses related to managed entities	6,877	6,630	6,179
Total revenues	49,011	55,506	36,902

Expenses
Cost of land sales	6,383	4,936	6,985
Cost of home sales	7,474	16,728	4,028
Rental property operating expenses	7,647	7,379	5,059
General, administrative, selling and marketing	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Expenses reimbursed from managed entities	6,877	6,630	6,179
Write-off of deferred project costs	74	1,011	54
Total expenses	40,932	47,720	30,730

Operating Income	8,079	7,786	6,172

Other income (expense)
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	(5,483)	(4,012)	(2,881)
Minority interest in consolidated entities	(1,285)	(1,204)	(299)

Income before provision for income taxes	4,515	4,075	4,917
Provision for income taxes	1,061	1,213	1,912

Net income	$ 3,454	$ 2,862	$ 3,005

Earnings per share
Basic	$ 0.67	$0.55	$0.58
Diluted	$ 0.67	$0.55	$0.57
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,199	5,234
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	As of December 31,
	2004	2003
		(Restated)
ASSETS:
Cash and Cash Equivalents
Unrestricted	$ 16,138	$ 13,716
Restricted	2,667	1,232
	18,805	14,948
Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $43,464 and $41,193, respectively	65,071	45,992
Other operating assets, net of amortization of $412 and $322, respectively	7,844	6,751
Investment in unconsolidated apartment partnerships	3,942	4,419
Investment in unconsolidated commercial property partnerships	4,872	4,914
Other receivables	641	558
Development cost and construction	9,052	3,392
	91,422	66,026
Assets Related to Community Development
Land and development costs
Puerto Rico	25,078	28,250
St. Charles, Maryland	24,444	25,001
Receivable from bond proceeds	4,810	-
Notes receivable on lot sales and other	301	87
Investment in joint venture	5,625	-
	60,258	53,338
Assets Related to Homebuilding
Condominiums under construction	10,675	6,010
Other Assets
Deferred tax assets	1,362	-
Receivables and other	873	1,538
Property, plant and equipment, less accumulated depreciation
of $1,580 and $1,452, respectively	632	637
	2,867	2,175
Total Assets	$ 184,027	$ 142,497
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of December 31,
	2004	2003
		(Restated)
LIABILITIES:
Liabilities Related to Investment Properties
Recourse debt	$ 1,896	$ 1,951
Non-recourse debt	98,879	70,979
Accounts payable, accrued liabilities and deferred income	8,034	5,730
	108,809	78,660

Liabilities Related to Community Development
Recourse debt	8,709	22,661
Recourse debt-County Bonds	7,795	-
Accounts payable and accrued liabilities	4,485	1,923
Deferred income related to joint venture	4,277	-
	25,266	24,584

Liabilities Related to Homebuilding
Recourse debt	8,792	22
Accounts payable and accrued liabilities	1,998	1,304
	10,790	1,326

Other Liabilities
Accounts payable and accrued liabilities	3,171	2,538
Notes payable and capital leases	202	300
Accrued income tax liability-current	1,622	2,068
Accrued income tax liability-deferred	-	515
	4,995	5,421
Total Liabilities	149,860	109,991

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
December 31, 2004 and 2003	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	17,527	15,866
Total Shareholders' Equity	34,167	32,506

Total Liabilities and Shareholders' Equity	$ 184,027	$ 142,497
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2001, as	5,191,554	$ 52	$ (87)	$ 18,354	$ 10,815	$ 29,134
previously reported
Restatement adjustment	-	-	-	-	(816)	(816)
Net income	-	-	-	-	3,005	3,005
Balance December 31, 2002	5,191,554	52	(87)	18,354	13,004	31,323
Net income	-	-	-	-	2,862	2,862
Acquisition of rental properties
from a related party	-	-	-	(1,290)	-	(1,290)
Repurchase warrants of
225,500 shares	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables	-	-	(289)	-	-	(289)
Balance December 31, 2003	5,191,554	52	(376)	16,964	15,866	32,506
Net income	-	-	-	-	3,454	3,454
Dividends paid	-	-	-	-	(1,793)	(1,793)
Balance December 31, 2004	5,191,554	$ 52	$ (376)	$ 16,964	$ 17,527	$ 34,167
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$ 3,454	$ 2,862	$ 3,005
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,328	2,920	2,004
Benefit for deferred income taxes	(1,878)	(823)	(840)
Equity in earnings-unconsolidated entities	(2,676)	(1,196)	(1,244)
Cost of sales-community development	6,383	4,936	6,985
Cost of sales-homebuilding	7,474	16,728	4,028
Stock based compensation expense	640	498	36
Minority interest in consolidated entities	1,285	1,204	299
Amortization of deferred loan costs	697	42	32
Changes in notes and accounts receivable	(64)	1,302	5,596
Homebuilding-construction expenditures	(8,204)	(8,847)	(10,990)
Write-off of deferred project costs	74	1,011	54
Deferred income-joint venture	4,277	-	-
Changes in accounts payable, accrued liabilities	3,661	(3,911)	3,953
Net cash provided by operating activities	18,451	16,726	12,918

Cash Flows from Investing Activities
Investment in community development assets	(11,963)	(5,998)	(7,900)
Investment in office building and apartment construction	(5,660)	(1,216)	-
Change in investments-unconsolidated apartment partnerships	1,402	593	4,276
Change in investments-unconsolidated commercial partnerships	1,793	700	606
Change in restricted cash	(1,435)	(317)	338
Additions to of rental operating properties, net	(23,777)	(1,765)	(2,091)
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	(837)	-
Other assets	(146)	(396)	(761)
Net cash used in investing activities	(39,786)	(9,236)	(5,532)

Cash Flows from Financing Activities
Cash proceeds from debt financing	53,149	39,917	15,428
Payment of debt	(29,845)	(44,092)	(17,025)
County Bonds proceeds, net of undisbursed funds	2,246	-	-
Acquisition of treasury stock and warrants	-	(389)	-
Dividends paid to shareholders	(1,793)	-	-
Net cash provided by (used in) financing activities	23,757	(4,564)	(1,597)

Net Increase in Cash and Cash Equivalents	2,422	2,926	5,789
Cash and Cash Equivalents, Beginning of Year	13,716	10,790	5,001
Cash and Cash Equivalents, End of Year	16,138	13,716	10,790
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

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

ARPT

ARPT holds an ownership interest in 17 entities owning apartment properties ("U.S. Apartments") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs the United States property management operations. The U.S. property management operations provide management services for the U.S. Apartments and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC ("SCLLC") which holds approximately 4,025 acres of land in St. Charles, Maryland.
    The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.
    Through SCLLC, a 50% interest in a land development joint venture, St. Charles Active Adult Community, LLC ("AAC").

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
    a 100% ownership interest through LDA and IGP in Brisas de Parque Escorial, Inc. ("Brisas"), Torres del Escorial, Inc. ("Torres") and Escorial Office Building I, Inc., Puerto Rico corporations which were organized to build 208 and 160 condominium units and a three-story office building of 57,000 sq. ft. of construction area, respectively.
    A 100% ownership interest in Interstate Commercial Properties, Inc. ("ICP"), a Puerto Rico corporation organized to hold a limited partner interest in El Monte Properties S.E. ("EMP"), the owner of a commercial property.
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restated and Reclassified Financial Data

As more fully described in Notes 14 and 15, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 and its unaudited quarterly results for the year ended December 31, 2003 (see Note 15) to reflect adjustments for the following:

  The Company corrected its accounting for cash distributions received from unconsolidated limited partnerships in which the Company is a general partner. Previously, the Company recorded cash distributions received from limited partnerships financed with non-recourse mortgages that were in excess of its investment basis as income. As part of the restatement and for future distributions, the Company will defer recognition of distributions received in excess of basis from limited partnerships in which the Company is the general partner.
  The Company commenced recording minority interest expense for cash distributions paid to the minority limited partners in our consolidated partnerships when those partners no longer had any basis in those consolidated partnerships. Previously, the distributions reduced the aggregate minority interest obligation recorded by the Company.
  The Company changed its accounting method for its general partner interest in Crossland Associates Limited Partnership. Prior to the restatement, the Company's investment in Crossland had been recorded under the equity method due to certain important rights previously held by the limited partners. One of those rights expired in a year prior to the restatement period. As a result, the Company became the controlling partner and was required to consolidate the partnership. The adjustment to consolidate Crossland reflects the effects of excess cash distributions previously recognized as income and the expensing of excess distributions to minority partners as described above.

The adjustments resulted in the following (decrease) in net income and earnings per share - basic and earnings per share - diluted (in thousands except per share data):

	For the Nine Months
	Ended	Years Ended December 31,
	September 30, 2004	2003	2002

Net income	$ (835)	$(2,098)	$ (714)
Earnings per share - basic and diluted	$(0.16)	$ (0.40)	$(0.14)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2004, the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

The Company's investments in its partnerships that it does not control are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Summary of Significant Accounting Policies

Sales, Profit Recognition and Cost Capitalization

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate," community development land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Home sales revenues are recognized upon settlement with the homebuyers.

In accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the relative sales method. The portion of interest allocated to land and other projects during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed.

Revenue Recognition for Rental Properties

Rental income related to leases is recognized on an accrual basis when due from residents and applicable government agencies in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis or monthly basis for shorter term leases.

Allowance for Doubtful Accounts

We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables. The allowance for uncollectible receivables was $1,139,000 and $927,000 at December 31, 2004 and 2003, respectively.

Management Fees

The Company recognizes revenue from property management, development and other services in the period in which services are rendered and fees earned. The Company defers the portion of the refinancing fees related to its ownership percent in those partnerships and amortize them into income over the term of the respective partnerships' loans.

Impairment of Long-Lived Assets

ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Because our real estate assets are considered long-lived assets under U.S. GAAP, we are required to evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future operating cash flows. If the carrying value were to be greater than the undiscounted future operating cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition for tenants, changes in market rental rates, and costs to operate each property. Upon determination that impairment has occurred, the Company records an impairment charge equal to the excess of the historical cost over fair value. There have been no impairment charges for the years ended December 31, 2004, 2003 and 2002.

Cost Reimbursements

The Company's management agreements require the rental partnerships to pay a management fee plus reimburse the Company for certain payroll and out of pocket expenses incurred on behalf of the partnerships. Consistent with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002. The Company adopted this policy and presented the reimbursements as revenues for the years-ended December 31, 2004, 2003 and 2002.

Operating Real Estate and Depreciation

The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. Maintenance and other repair costs are charged to operations as incurred. The assessments, all of which are judgmental determinations, are as follows:

  Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
  Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method
  Leasehold improvements are capitalized and depreciated over the life of the lease or their estimated useful life, whichever is shorter.

The table below presents the major classes of depreciable assets as of December 31, 2004 and 2003 (in thousands):
	2004	2003
		(Restated)

Land	$ 8,110	$ 5,949
Building	91,319	74,023
Building improvements	3,616	1,986
Equipment	5,490	5,227
	108,535	87,185
Accumulated depreciation	43,464	41,193
Operating properties, net	$ 65,071	$ 45,992

In addition, the Company owned other property and equipment of $632,000 and $637,000, net of accumulated depreciation, respectively, as of December 31, 2004 and 2003. Total depreciation expense was $3,328,000, $2,920,000 and $2,004,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Acquired Real Estate Properties

On October 29, 2004, the Company, through its subsidiary AHP, completed the acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units. The properties were purchased for approximately $20,000,000. We allocated the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, "Business Combinations." The Company allocated the purchase price to land, building and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready (frequently called turnover costs), the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 25 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $483,000, which are included in other operating assets in the accompanying balance sheet, over the remaining term of the related leases, which is no longer than one year.

The acquisition of Owings Chase and Prescott Square is included within our results of operations from the date of acquisition, October 29, 2004. The following unaudited pro forma results of operations reflect this transaction as if it had occurred at the beginning of the periods presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.
	Unaudited Pro Forma	Unaudited Pro Forma
	For the Year Ended	For the Year Ended
	12/31/2004	12/31/2003
(Restated)
(in thousands, except per share data)

Operating revenue	$ 50,930	$ 57,728
Net income	$ 3,020	$ 2,416
Earnings per share-basic	$ 0.58	$ 0.47
Earnings per share-diluted	$ 0.58	$ 0.46
Weighted average shares-basic	5,192	5,192
Weighted average shares-diluted	5,192	5,199

The following summarizes the purchase price allocation for the 2004 acquisition ($ in thousands):

Land	$ 2,161
Building	17,295
Intangible assets (leases)	483
Total	$ 19,939

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

Certain partnerships accumulate cash from operations in excess of the maximum distribution amounts permitted by the U.S. Department of Housing and Urban Development ("HUD") and other regulatory authorities. This surplus is deposited into restricted escrow accounts controlled by HUD and may be used for maintenance and capital improvements with the approval of HUD or also can be made available to pay the long-term receivables due to ACPT and to make cash distributions to ACPT and the limited partners when the partnerships' projects are refinanced or sold.

Minority Interest in Consolidated Entities

We reflect unaffiliated partners' interests in consolidated real estate partnerships as an accrued liability on our consolidated balance sheet. This accrued liability in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners' basis in the property, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report these charges in the consolidated statements of income as minority interest in consolidated entities. For the years ended December 31, 2004 and 2003, we recorded charges for excess partnership losses and distributions to minority partners of approximately $1,084,000 and $906,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents - unrestricted includes cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Cash and cash equivalents - restricted includes funds held in restricted escrow accounts used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency. Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "State Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. The regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable State Financing Agency.

Income Taxes

ACPT does not expect to be subject to U.S. income taxes under current law. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as an U.S. C corporation. Furthermore, IGP Group, Inc. is subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share and Dividends

The Company follows the provisions of SFAS No. 128, "Earnings per Share." The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily outstanding common stock options and warrants as described in Note 8). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31
	2004	2003	2002
		(Restated)	(Restated)

Net income	$ 3,454	$ 2,862	$ 3,005

Weighted average shares outstanding	5,192	5,192	5,192
Dilutive effect of warrants	-	7	42
Weighted average of fully diluted shares outstanding	5,192	5,199	5,234
Earnings per share:
Basic	$ 0.67	$ 0.55	$ 0.58
Diluted	$ 0.67	$ 0.55	$ 0.57

The Company accrues dividends when declared. During the year ended December 31, 2004, the Company declared and paid cash dividends of $0.35 per share on the 5,191,554 common shares outstanding. There were no dividends declared or paid during the years ended December 31, 2003 and 2002.

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

Impact of Recently Issued Accounting Standards

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered mandatorily redeemable shares in the financial statements of the parent company. Accordingly, those non-controlling interests are required to be classified as liabilities in the parent's company's consolidated financial statements and reported at settlement value. SFAS No. 150 was effective for the company as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Most of the housing partnerships that the Company holds the general partner interest in have limited lives based on the terms of the partnership agreement. We anticipate further guidance or modifications from the FASB and have not determined the financial statement impact, if any, on the Company's financial statements of SFAS 150 as currently stated.

SFAS 123(R)

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123, which is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. This revision is effective in the first interim or annual reporting period beginning after January 1, 2006. This revision is not expected to have a material impact on the Company's financial condition or results of operations.

FIN 45

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company adopted the disclosure provisions for the preparation of these financial statements and will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations.

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

As discussed in Note 3, our Company holds interests in and acts as the managing agent of certain partnerships established for the purpose of constructing and renting residential housing. We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to losses for Brookside of $241,000 and Lakeside of $179,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in 13 limited partnerships which own apartment properties in the United States and Puerto Rico; a limited partnership interest in two limited partnerships that own commercial properties in Puerto Rico; and a 50% ownership interest in a limited liability company.

The Company considers many factors in determining whether or not an investment should be recorded under the equity method, such as economic and ownership interests, authority to make decisions, and contractual and substantive participating rights of the partners. Income and losses are recognized in accordance with the terms of the partnership agreements and any guarantee obligations or commitments for financial support.

Apartment Partnerships

The unconsolidated apartment partnerships as of December 31, 2004 include 13 partnerships owning 3,463 rental units in 16 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over these partnership's operations that is disproportionate to our economic ownership. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company holds a general partner interest in the remaining partnerships listed above and pursuant to the terms of the partnership agreement, has significant influence over the operations of the partnership's operations. The general partner generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of profits, losses and cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. The limited partners of certain partnerships have additional rights such as: the partnership cannot be terminated without their approval and the ability to remove the general partner under certain default conditions. Depending on the partnership, the limited partners may have additional participating rights, which include the right to approve the managing agent, the budget and prohibit the general partner from refinancing the property. As such, in accordance with SOP 78-9, the limited partners have important rights and the general partner is considered a noncontrolling partner, which requires that the partnerships be accounted for under the equity method.

Commercial Partnerships

The Company holds a limited partner interest in two commercial properties in Puerto Rico for which it accounts for under the equity method of accounting. ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building. On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed to the Company its share of the $3,000,000 note, $1,500,000. The Company will recognize income as it receives cash payments on the note. The note is due in installments over a three year period beginning in December 2007. El Monte will wind up its affairs in 2005.

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with U.S. Home (the homebuilding subsidiary of Lennar Corporation) for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a limited liability company, St. Charles Active Adult Community, LLC, was formed to carry out the terms of this agreement whereby U.S. Home and the Company would each hold a 50% ownership interest in the limited liability company. The joint venture's operating agreement calls for the development of 352 lots to be delivered to U.S. Home under a purchase agreement starting in the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at the historical cost basis of the land, with the proceeds received reflected as deferred revenue which will be recognized into income as the joint venture sells lots to U.S. Home. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and U.S. Home provided development completion guarantees.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment properties from the commercial properties accounted for within our investment properties section as well as our 50% ownership interest in the land development joint venture that is accounted for within the community development section.
		Projects		Land
		Converted to		Development
	Apartment	Condominiums	Commercial	Joint
	Properties	and Sold	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2004	$ 81,538	$ -	$ 31,821	$ 9,489	$ 122,848
December 31, 2003 (Restated)	81,788	-	28,559	-	110,347
Total Non-Recourse Debt
December 31, 2004	102,924	-	24,975	-	127,899
December 31, 2003 (Restated)	99,853	-	25,075	-	124,928
Total Other Liabilities
December 31, 2004	9,673	-	3,231	235	13,139
December 31, 2003 (Restated)	10,617	-	151	-	10,768
Total Deficit/Equity
December 31, 2004	(31,059)	-	3,615	9,254	(18,190)
December 31, 2003 (Restated)	(28,682)	-	3,333	-	(25,349)
Company's Investment
December 31, 2004	3,942	-	4,872	5,625	14,439
December 31, 2003 (Restated)	4,419	-	4,914	-	9,333

Summary of Operations:
Total Revenue
Year Ended December 31, 2004	$ 27,350	$ -	$ 16,009	$ -	43,359
Year Ended December 31, 2003 (Restated)	26,675	-	3,665	-	30,340
Year Ended December 31, 2002 (Restated)	27,351	-	3,688	-	31,039
Net Income
Year Ended December 31, 2004	1,139	-	11,336	-	12,475
Year Ended December 31, 2003 (Restated)	1,423	-	1,559	-	2,982
Year Ended December 31, 2002 (Restated)	1,489	(50)	1,730	-	3,169
Company's recognition of equity in
earnings
Year Ended December 31, 2004 (1)	925	-	1,751	-	2,676
Year Ended December 31, 2003 (Restated)	620	-	579	-	1,199
Year Ended December 31, 2002 (Restated)	725	(102)	621	-	1,244

		Projects		Land
		Converted to		Development
	Apartment	Condominiums	Commercial	Joint
	Properties	and Sold	Property	Venture	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2004	$ 5,561	$ -	$ 11,976	$ -	$ 17,537
Year Ended December 31, 2003 (Restated)	4,874	-	1,819	-	6,693
Year Ended December 31, 2002 (Restated)	5,411	(76)	1,709	-	7,044
Company's share of cash flows from
operating activities
Year Ended December 31, 2004	1,612	-	5,905	-	7,517
Year Ended December 31, 2003 (Restated)	1,714	-	823	-	2,537
Year Ended December 31, 2002 (Restated)	2,083	(38)	773	-	2,818
Operating cash distributions
Year Ended December 31, 2004	991	-	6,537	-	7,528
Year Ended December 31, 2003 (Restated)	2,399	-	1,543	-	3,942
Year Ended December 31, 2002 (Restated)	10,941	-	1,329	-	12,270
Company's share of operating
cash distributions
Year Ended December 31, 2004	344	-	3,255	-	3,599
Year Ended December 31, 2003 (Restated)	1,179	-	700	-	1,879
Year Ended December 31, 2002 (Restated)	5,273	-	606	-	5,879
Refinancing cash distributions
Year Ended December 31, 2004	2,526	-	-	-	2,526
Year Ended December 31, 2003 (Restated)	-	-	-	-	-
Year Ended December 31, 2002 (Restated)	-	-	-	-	-
Company's share of refinancing
cash distributions
Year Ended December 31, 2004	1,249	-	-	-	1,249
Year Ended December 31, 2003 (Restated)	-	-	-	-	-
Year Ended December 31, 2002 (Restated)	-	-	-	-	-

(1) Increase due to EMP's sale of primary asset.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2004 and 2003 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a),(b)	December 31,
	From/To	From/To	2004	2003
				(Restated)
Related to community development:
Recourse debt (c)	06-30-05/06-01-19	Non-interest	$ 16,504	$ 22,661
		bearing/P+1%
Related to homebuilding:
Recourse debt (d)	03-31-07	P	8,792	22

Related to investment properties:
Recourse debt (e)	01-23-13	P+1.25%	1,896	1,951
Non-recourse debt (f)	10-31-05/02-01-39	LIBOR +2.25%/7.85%	98,879	70,979

General:
Recourse debt (g)	02-01-05/	Non-interest	202	300
	06-01-09	bearing/10.95%
Total debt			$ 126,273	$ 95,913
  "P" = Prime lending interest rate. (The prime rate at December 31, 2004 was 5.25%).
  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rate at December 31, 2004 and 2003 was 2.56% and 1.15%, respectively.
  As of December 31, 2004, the $16,504,000 of recourse debt related to community development assets is fully collateralized by substantially all the community development assets.
  The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $15,000,000 for Torres Del Escorial. This loan is secured by a mortgage on the property and will be repaid primarily by the proceeds from home sales, which are scheduled to begin in the third quarter of 2005.
  As of December 31, 2004 and 2003, the outstanding recourse debt within the investment properties is comprised of an investment property loan borrowed to finance the acquisition of Village Lake and Coachman's.
  The non-recourse investment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. As of December 31, 2004, a portion of the outstanding balance is composed of a mortgage loan of $4,152,000 that has a stated interest rate of 7.5%; however, after deducting interest subsidy provided by HUD, the effective interest rate over the life of the loan is 1%. The non-recourse debt balance is also composed of a $6,619,000 construction loan for an office building in Parque Escorial.
  The general recourse debt outstanding as of December 31, 2004 is made up of various capital leases outstanding within our US and Puerto Rico operations as well as vehicle notes.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of December 31, 2004, the Company is in compliance with the provisions of its loan agreements.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2004 and 2003 on its variable rate debt was 4.92% and 5.04%, respectively.

The stated maturities of ACPT's indebtedness at December 31, 2004 are as follows (in thousands):
2005	$ 17,033
2006	1,791
2007	10,873
2008	2,179
2009	2,312
Thereafter	92,085
$ 126,273

The components of interest and other financing costs, net, are summarized as follows (in thousands):
	December 31,
	2004	2003	2002
		(Restated)	(Restated)

Expensed	$ 5,483	$ 4,012	$ 2,881
Capitalized	1,304	1,426	2,036
	$ 6,787	$ 5,438	$ 4,917
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments. In October 2004, we formalized an agreement with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company has recorded debt for $8,000,000 and a receivable from the County, which is included within our Community Development assets, for $4,810,000 representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. To the extent not all the proceeds are used to fund development, any unused funds will be used to repay the Bonds. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the Bond. This letter of credit was issued by U.S. Home as part of a residential lot sales contract for 1,950 lots in Fairway Village.

As of December 31, 2004, ACPT is guarantor of $14,953,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Employment Agreements and Arrangements

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). The Consulting Agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for the eight years thereafter of $200,000 through October 2008.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of December 31, 2004, ACPT has guaranteed $16,900,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $4,481,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $13,020,000 of its subsidiaries' outstanding debt. LDA guaranteed $8,792,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $4,481,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $1,896,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the County Commissioners, one employee of the County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent him from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by the PDRB against the Plaintiff was tried on February 4, 2004, and by Order of the Circuit Court of Charles County, Maryland dated April 8, 2004, the PDRB was successful and all claims filed by the Plaintiff were denied. The Plaintiff has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order and the April 8, 2004 Order, which granted relief to the PDRB. Argument has been held before the Court of Special Appeals on March 4, 2005. It is anticipated that an opinion will be issued in two to three months.

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment. A motion for partial summary judgment was filed and denied by the court. An agreement in principle has been reached to settle all claims. The Company's portion of the settlement will be repaid by its insurer.

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act. A motion for partial summary judgment was filed by the Defendants, including ARMC. Additionally, Plaintiff filed a motion to compel discovery from ARMC, including, but not limited to what are likely thousands of pages of documents. Both motions have been pending for several months without a ruling by the court.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A motion for partial summary judgment was filed and denied by the court. Plaintiff has requested to settle all claims. No response has been made to that request.

On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional stress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment. A motion for partial summary judgment was filed and is pending. An agreement in principle has been reached to settle all claims. The Company's portion of the settlement will be repaid by its insurer.

On August 30, 2004, Arthur Simpson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC (the "Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional stress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. Discovery is on going.

On January 25, 2005, Myriet Jno-Lewis filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC (the "Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains five counts alleged against the Defendants including the Company. Those five counts are for nuisance, breach of implied warranty of habitability, negligence, invasion of privacy, and intentional infliction of emotional stress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A scheduling conference is set for May 6, 2005.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000, General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's account statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate Plaintiff and Defendant's expert witnesses' reports. In a status conference held on October 18, 2004, the Special Commissioner informed the Court that he expects to complete in January 2005 a preliminary report regarding the expert witnesses' reports previously presented. The court approved a new date (on or before May 31, 2005) in which the Special Commissioner must render his report, and scheduled a status hearing on June 17, 2005 to schedule pending discovery.

On May 13, 2002, Antonio Santiago Rodriguez, and others filed a claim in the Superior Court of Carolina, Puerto Rico against the Company and twelve other parties. The charges stem from the construction of a local baseball park to be donated by ELI to the Municipality of Carolina as part of the agreement to construct a building for the State Insurance Fund of Puerto Rico. Plaintiffs allege that during the construction of the park from May 1999 to July 2000, the site grading work caused rain waters to flood its place of business. Subsequently the Municipality of Carolina expropriated the land occupied by the Plaintiff who is seeking $813,500 in compensatory damages for lost business, equipment and property, and $250,000 for mental anguish and moral damages. The Company is a limited partner in ELI and, as such, should not have any liability. During a status conference held in January 2004, Plaintiff's attorney announced his resignation as legal counsel and requested an extension of time in order to allow the Plaintiff to hire a new legal counsel. On October 6, 2004 the Defendants' attorney filed a motion to dismiss the action. On November 30, 2004, the Defendants' attorney filed another motion in support of the motion filed on October 6, 2004. The court is in the process of evaluating the motions.

On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. A new trial has not been rescheduled by the trial court.

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

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2006. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases of $193,000, exclusive of $8,000 of interest, are reported with general recourse debt in the Debt Note (see Note 4). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2004 (in thousands):
Operating
Leases

2005	$ 532
2006	362
2007	271
2008	239
2009	224
Thereafter	137
Total minimum lease payments	$ 1,765

Rental expense under non-cancelable operating leases was $472,000 in 2004, $484,000 in 2003 and $428,000 in 2002 and is included in general and administrative expenses and rental properties operating expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Years Ended December 31,
		2004	2003	2002
			(Restated)	(Restated)
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 2,294	$ 1,973	$ 2,111
Affiliates of J. Michael Wilson, CEO and Chairman		706	775	889
		$ 3,000	$ 2,748	$ 3,000
Interest and Other Income
Unconsolidated real estate entities with third party partners		$ 33	$ 49	$ 49
IGC		-	-	1
		$ 33	$ 49	$ 50
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 392	$ 369	$ 392
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	138	687	(28)
Affiliates of J. Michael Wilson, CEO and Chairman		(28)	28	-
IGC		3	-	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		380	250	190
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(20)	(5)	(2)
IGC	(B4)	(1)	(9)	(22)
James J. Wilson, IGC chairman and director	(B3)	200	200	200
Thomas J. Shafer, Trustee	(B5)	42	42	42
		$ 1,106	$ 1,562	$ 772

BALANCE SHEET:			Balance	Balance
			December 31,	December 31,
			2004	2003
				(Restated)
Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated real estate entities with third party partners,
net of reserves			$ 641	$ 558

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman			$ 72	$ 274
IGC	(B4)		3	1
IBC			5	5
			$ 80	$ 280
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)		$ 2,728	$ 6,005

(A) Management and Other Services

The Company provides management and other support services to its unconsolidated subsidiaries and other affiliated entities in the normal course of business. The fees earned from these services are typically collected on a monthly basis, one month in arrears. Receivables are unsecured and due on demand. Certain partnerships experiencing cash shortfalls have not paid timely. Generally, receivable balances of these partnerships are fully reserved, until satisfied or the prospect of collectibility improves. The collectibility of management fee receivables is evaluated quarterly. Any increase or decrease in the reserves is reflected accordingly as additional bad debt expenses or recovery of such expenses.

On September 21, 2004, ARMC exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement due to defaults by the Owner of the apartment partnership. The termination was effective October 11, 2004. Management fees generated by this property represented less than 1% of the Company's total revenue.

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

In March 2002 the Company's senior management in the United States learned that in July 2001, an officer of the Company in Puerto Rico signed a letter on the stationery of LDA purportedly agreeing that an event of default under the KEMBT credit agreement would constitute an event of default under the loan agreement between LDA and FirstBank, giving the bank the right to foreclose on collateral securing the LDA loan agreement. The letter was not authorized by the Company's chairman or president, who had no knowledge of the letter, nor was the undertaking approved by the independent trustees of the Company as required under the Company's Declaration of Trust. After discussions with the Company, FirstBank agreed to rescind the cross-collateralization and cross-default retroactive to the date of the letter and the Company agreed that (i) The LDA note will be secured by the collateral under LDA's loan agreement with the bank, (ii) an event of default under the LDA note will be a default under LDA's loan agreement with the bank, (iii) upon prepayment of all or part of LDA's obligations to the bank under the LDA loan agreement a proportionate amount of the outstanding balance of the LDA note will be paid; (iv) the due date of the LDA note will be June 30, 2005, or such later date as shall apply to LDA's other obligations to the bank under the LDA loan agreement, and (v) at the request of the bank, LDA will prepay to the bank the outstanding balance of the LDA note, up to the outstanding balance of the KEMBT obligation, from the proceeds of an additional credit facility provided by the bank. In consideration of LDA's undertakings to the bank with regard to the LDA note, entities controlled by the Wilson family have agreed: (I) to pay any and all interest on any new obligations incurred by the Company to FirstBank in full or partial extinguishment of the related party obligation to the bank; (ii) reimburse the Company for all loan fees, legal costs and other expenses incurred by the Company in connection with this matter, and (iii) to pay an annual fee of one percent of the outstanding balance of any new obligations incurred by the Company to the bank in full or partial extinguishment of the related party obligation to the bank. The foregoing undertakings of the Wilson family are guaranteed by entities controlled by the Wilson family including James J. Wilson (the father of J. Michael Wilson, Chairman and CEO of ACPT) individually for which consulting payments to be made to him under a Consulting Agreement with the Company entered into in 1998, discussed below, are to serve as security. In addition, the Company will receive a discount of approximately $430,000 on the LDA note. In connection with this transaction, Thomas B. Wilson tendered his resignation as a trustee which was accepted by the Board of Trustees on April 9, 2002, and certain disciplinary action was taken with respect to two of the Company's officers in Puerto Rico.

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

Related Party Acquisitions

Village Lake and Coachman's

On January 23, 2003, AHP completed its acquisition of a 95 percent ownership interest in two partnerships that own apartment units. AHP contributed a total of $1,600,000 to Coachman's Limited Partnership ("Coachman's") and Village Lake Apartments Limited Partnership ("Village Lake") in exchange for a 10 percent managing general partner and 85 percent limited partner interest in both partnerships. Interstate Business Corporation ("IBC") retained the remaining 5% general partner interests. IBC is owned by the James J. Wilson Family, beneficial owners of 52% of ACPT's outstanding shares. J. Michael Wilson, the son of James J. Wilson, serves as ACPT's Chairman of the Board and CEO. Because the transaction occurred between these related parties, ACPT now consolidates the accounts of Coachman's and Village Lake on the carryover basis. This basis reflects the accounts of each partnership at historical cost without an allocation of the purchase price to the fair value of their accounts. In the fourth quarter of 2003, the Company trued up its acquisition accounting for this transaction.

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

El Monte

On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family. Per the terms of the agreement, the Company was responsible to fund $400,000 of capital improvements and lease stabilization costs, and had a priority on cash distributions up to its advances plus accrued interest at 8%, investment and a 13% cumulative preferred return on its investment. The purchase price was based on a third party appraisal of $16,500,000 dated April 22, 2003. The Company's limited partnership investment was accounted for under the equity method of accounting.

In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000 to the Company, in January 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize the $1,500,000 as income as the cash payments on the note are received. El Monte will wind up its affairs in 2005 and distribute any remaining cash at the time of liquidation.

(8)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

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

In April 2001, an additional 140,000 rights were granted to employees. These rights bear a $4 base price, and are exercisable in equal increments over a five-year period commencing April 2002 and expiring April 30, 2011.

Share Appreciation Rights

As of December 31, 2004, there are 113,000 outstanding Rights which become exercisable and expire as follows:
Rights Expiring
Rights Exercisable at:	April 30, 2011

December 31, 2004	53,800
April 30, 2005	29,600
April 30, 2006	29,600
113,000

During 2004, 2003 and 2002, the Company recognized $640,000, $498,000, and $36,000 of compensation expense in connection with the outstanding Rights, respectively.

Warrants

On June 30, 2003 the Company repurchased all of the outstanding warrants, 225,000, for $100,000. The warrants bore an exercise price ranging from $4.34 to $6.10. The Company reflected this repurchase transaction on their balance sheet as a reduction to additional paid-in capital.

(9)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours and shall become a participant on either January 1st or July 1st following the date of hire. The Retirement Plan is a defined contribution plan which provided for contributions by ACPT to the accounts of eligible employees in amounts equal to 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $205,000) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $503,000, $464,000 and $444,000 in 2004, 2003 and 2002, respectively.
(10)	INCOME TAXES

ARMC, ALD and ARPT are subject to federal and state income tax. As a U.S. Company holding an interest in an entity doing business in Puerto Rico, ACPT is subject to Puerto Rico income tax on its Puerto Rico source income. Therefore, the calculation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The 2004 permanent differences reflect special tax exempt income and the utilization of previously reserved net operating losses. The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):
	December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income
			(Restated)		(Restated)
Taxes at statutory U.S. federal
income tax rate	$ 1,580	35	$ 1,426	35	$ 1,721	35
State income taxes, net of
federal tax benefit	(18)	-	12	-	170	3
Income only subject to foreign tax	(182)	(4)	(208)	(5)	(35)	(1)
Permanent differences and other	(319)	(7)	(17)	-	56	1
	$ 1,061	24	$ 1,213	30	$ 1,912	38

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Current:
United States	$ 1,875	$ 793	$ 1,558
Puerto Rico	1,064	1,243	1,194
	2,939	2,036	2,752

Deferred:
United States	(2,149)	(654)	76
Puerto Rico	271	(169)	(916)
	(1,878)	(823)	(840)
	$ 1,061	$ 1,213	$ 1,912

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income tax (asset) liability include the following:
	At December 31,
	2004	2003
		(Restated)
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 431	$ 588
Receivables from partnerships operating in United States	1,211	1,534
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(667)	(730)
Tax benefit on equity in earnings of partnerships operating in United States	(3,683)	(2,781)
Tax on deferred income from partnerships	(496)	(132)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	2,317	2,184
Tax on differences in basis related to land in United States	(1,037)	(471)
Tax on basis difference for Puerto Rico commercial venture	1,143	783
Tax on interest income, payable when collected	201	158
Allowance for doubtful accounts	(399)	(328)
Accrued expenses	(382)	(335)
Other	(1)	45
	$ (1,362)	$ 515

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. As of December 31, 2004 and 2003, the book value of long-term fixed rate debt was $102,984,000 and $75,780,000, respectively, and the fair value of total debt was $107,454,000 and $77,406,000, respectively, which was determined by discounting future cash flows using borrowing rates currently available to the Company for loans with similar terms and maturities.
(12)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include; investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and management services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Residential land sales to U.S. Home, the homebuilding subsidiary of Lennar, amounted to $6,798,000 in 2004 which represents 70% of our community development land sales and 13% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue in 2004, 2003 and 2002.

The following presents the restated financial information for each reportable segment for the years ended December 31, 2004, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2004:
Land sales revenue	$ 6,999	$ 2,676	$ -	$ 9,675
Cost of land sales	4,404	1,979	-	6,383
Home sales revenue	-	9,861	-	9,861
Cost of home sales	-	7,474	-	7,474
Rental property revenues	19,007	-	-	19,007
Rental property operating expenses	7,647	-	-	7,647
Management and other fees	1,500	2,106	(15)	3,591
General, administrative, selling and marketing expense	5,601	3,563	(15)	9,149
Depreciation and amortization	3,212	116	-	3,328
Write-off deferred project costs	74	-	-	74
Operating income	6,568	1,511	-	8,079
Interest income	199	672	(645)	226
Equity in earnings from unconsolidated entities	(291)	2,967	-	2,676
Interest expense	5,916	64	(497)	5,483
Minority interest in consolidated entities	1,285	-	-	1,285
Income before provision for income taxes	(680)	5,314	(119)	4,515
Income tax (benefit) provision	(274)	1,335	-	1,061
Net income (loss)	(406)	3,979	(119)	3,454
Gross profit on land sale	2,595	697	-	3,292
Gross profit on home sales	-	2,387	-	2,387
Total assets	129,361	70,537	(15,871)	184,027
Additions to long lived assets	31,445	8,301	-	39,746

2003 (Restated):
Land sales revenue	$ 6,893	$ -	$ -	$ 6,893
Cost of land sales	4,870	66	-	4,936
Home sales revenue	-	21,560	-	21,560
Cost of home sales	-	16,728	-	16,728
Rental property revenues	17,106	-	-	17,106
Rental property operating expenses	7,379	-	-	7,379
Management and other fees	1,180	2,153	(16)	3,317
General, administrative, selling and marketing expense	4,486	3,646	(16)	8,116
Depreciation and amortization	2,833	87	-	2,920
Write-off deferred project costs	4	1,007	-	1,011
Operating income	5,607	2,179	-	7,786
Interest income	159	544	(619)	84
Equity in earnings from unconsolidated entities	140	1,056	-	1,196
Interest expense	4,341	176	(505)	4,012
Minority interest in consolidated entities	1,204	-	-	1,204
Income before provision for income taxes	367	3,822	(114)	4,075
Income tax provision	139	1,074	-	1,213
Net income	228	2,748	(114)	2,862
Gross profit on land sale	2,023	(66)	-	1,957
Gross profit on home sales	-	4,832	-	4,832
Total assets	97,124	60,316	(14,943)	142,497
Additions to long lived assets	21,261	4,241	-	25,502

	United	Puerto	Inter-
	States	Rico	Segment	Total
2002 (Restated):
Land sales revenue	$ 9,974	$ -	$ -	$ 9,974
Cost of land sales	6,896	89	-	6,985
Home sales revenue	-	5,012	-	5,012
Cost of home sales	-	4,028	-	4,028
Rental property revenues	11,965	-	-	11,965
Rental property operating expenses	5,059	-	-	5,059
Management and other fees	1,465	2,314	(7)	3,772
General, administrative, selling and marketing expense	3,457	2,971	(7)	6,421
Depreciation and amortization	1,918	86	-	2,004
Write-off deferred project costs	54	-	-	54
Operating income	6,020	152	-	6,172
Interest income	183	892	(645)	430
Equity in earnings from unconsolidated entities	98	1,146	-	1,244
Interest expense	3,008	421	(548)	2,881
Minority interest in consolidated entities	299	-	-	299
Income before provision for income taxes	3,909	1,105	(97)	4,917
Income tax provision	1,634	278	-	1,912
Net income	2,275	827	(97)	3,005
Gross profit on land sale	3,078	(89)	-	2,989
Gross profit on home sales	-	984	-	984
Total assets	79,697	70,357	(13,987)	136,067
Additions to long lived assets	9,765	2,658	-	12,423

Gross profit is a non-GAAP term. Gross profit is defined as land or homes sales revenue less the related cost of sales. Gross profit as calculated may be calculated differently than gross profit for other companies. We use gross profit because this measure allows management to compare a product's sales price in relationship to its cost when making product design and pricing determinations and evaluating the product's performance. Although the Company considers gross profit a useful measure of homebuilding operations and land sale operating performance, gross profit should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of gross profit to net income for the years ended December 31, 2004, 2003 and 2002 is as follows:
	2004	2003	2002
		(Restated)	(Restated)

Gross profit on land sales	$ 3,292	$ 1,957	$ 2,989
Gross profit on homes sales	2,387	4,832	984
Rental property revenues	19,007	17,106	11,965
Rental operating expense	7,647	7,379	5,059
Management and other fees	3,591	3,317	3,772
General, administrative, selling and marketing expense	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Write-off of deferred project costs	74	1,011	54
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	5,483	4,012	2,881
Minority interest in consolidated entities	1,285	1,204	299
Income tax expense	1,061	1,213	1,912
Net income	$ 3,454	$ 2,862	$ 3,005

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid and debt assumed were as follows for the years ended December 31 (in thousands):
	2004	2003	2002
		(Restated)	(Restated)

Interest paid	$ 5,369	$ 5,069	$ 4,441
Income taxes paid	$ 3,385	$ 2,453	$ 1,198
Non-cash assumption of non-recourse debt	$ -	$ 11,619	$ 5,605
Transfer of land to joint venture	$ 5,625	$ -	$ -
(14)	RESTATED FINANCIAL DATA

Overview

The Company has restated its Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002 as reported on Form 10-K as well as the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 as reported on Form 10-Q. The restatements relate to the following general matters, as discussed further below. The tables that follow provide a reconciliation between amounts previously reported and the restated amounts in the Balance Sheets and Income Statements as of and for the years ended December 31, 2003 and 2002. In addition, some of the adjustments impacted periods prior to 2002 and the net effect of these prior adjustments is a decrease of $816,000 to retained earnings at January 1, 2002.

Consolidation of Crossland Associates Limited Partnership

During a comprehensive review of the partnership agreements of our non-controlled limited partnerships, the Company identified one limited partnership agreement, Crossland Associates Limited Partnership ("Crossland"), in which an important right held by the limited partners expired in 1994. Prior to that date, the approval of the limited partners was required in order to refinance or sell the property, which precluded the Company from consolidating the partnership under SOP 78-9. With the expiration of this right, its general partnership interest and 60% economic interest in Crossland, the Company became the controlling partner and was required to consolidate the partnership in accordance with SOP 78-9. The impact of this correction increased (decreased) net income for 2002, 2003 and the nine months ended September 30, 2004 by approximately $39,000, ($971,000) and ($4,000), respectively.

Accounting by Investors for Distributions in Excess of Basis, Equity Method Investments

Two related accounting issues were identified during the review of Crossland that had not been accounted for in accordance with GAAP regarding: (i) the recognition of income from cash distributions in excess of our basis for investments accounted for under the equity method, and (ii) recording cash distributions to minority interests in excess of their basis for consolidated partnerships as receivables from limited partners. Previously, the Company recorded cash distributions received from limited partnerships that were in excess of our investment basis as income when: the partnership was financed with nonrecourse mortgages; the partnership agreement did not require the general partner to fund operating deficits; and the possibility of the partnership requiring funding was remote. Distributions are generally limited from these partnerships to surplus cash in excess of current liabilities and reserves for known unfunded operating and capital improvement obligations.

Upon further review, we recognize that should the limited partnerships be unable to pay their operating obligations, under partnership law, the Company, as general partner, would be responsible for those obligations. Therefore in accordance with APB 18 and SOP 78-9, cash distributions received in excess of our investment should not be recorded as income. As part of the restatement and for future distributions, the Company will defer recognition of distributions received in excess of basis from limited partnerships as income in which the Company is the general partner until the partnership is dissolved or we no longer are obligated as a general partner. The impact of this correction was to decrease net income for 2002, 2003 and the nine months ended September 30, 2004 by approximately $778,000, $1,027,000 and $605,000, respectively.

Accounting for Minority Interest Distributions

The consolidation of Crossland highlighted an instance where as a result of operating losses and distributions from a consolidated partnership, the equity of the minority interest limited partners would have been reduced below zero. The Company also noted for certain other consolidated partnerships we have made cash distributions in excess of the minority interest balance. In these circumstances we recorded a debt balance in minority interest that was aggregated with other minority interest balances for financial statement presentation. These limited partners have no funding obligations. The Company has determined that it should record minority interest expense in the income statement for cash distributions paid to the minority limited partners in our consolidated partnerships when those partners no longer have any basis or funding obligation in accordance with ARB 51 "Consolidated Financial Statements" and EITF 95-7 "Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts". Previously, these distributions reduced the aggregate minority interest obligation recorded on the Company's balance sheet. The impact of this correction was to increase (decrease) net income for 2002, 2003 and the nine months ended September 30, 2004 by $26,000, ($101,000) and ($225,000), respectively.

The following Consolidated Income Statement for the years ended December 31, 2003 and 2002, and Balance Sheet as of December 31, 2003 reconciles previously reported and restated financial information (in thousands, except per share amounts):
Income Statement
	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	As	Restatement		As	Restatement
	Presented	Adjustments	Restated	Presented	Adjustments	Restated
Revenues
Community development-land sales	$ 6,893	$ -	$ 6,893	$ 9,974	$ -	$ 9,974
Homebuilding-home sales	21,560	-	21,560	5,012	-	5,012
Rental property revenues	16,059	1,047	17,106	10,962	1,003	11,965
Management and other fees,
substantially all from related entities	3,437	(120)	3,317	3,835	(63)	3,772
Reimbursement of expenses related
to managed entities	6,754	(124)	6,630	6,278	(99)	6,179
Total revenues	54,703	803	55,506	36,061	841	36,902

Expenses
Cost of land sales	4,936	-	4,936	6,985	-	6,985
Cost of home sales	16,728	-	16,728	4,028	-	4,028
Rental property operating expenses	6,901	478	7,379	4,644	415	5,059
General, administrative, selling and marketing	8,116	-	8,116	6,421	-	6,421
Depreciation and amortization	2,842	78	2,920	1,933	71	2,004
Expenses reimbursed from managed entities	6,754	(124)	6,630	6,278	(99)	6,179
Write-off of deferred project costs	1,011	-	1,011	54	-	54
Total expenses	47,288	432	47,720	30,343	387	30,730

Operating income	7,415	371	7,786	5,718	454	6,172

Other income (expense)
Interest and other income	309	-	309	681	-	681
Equity in earnings from unconsolidated entities	3,661	(2,465)	1,196	2,526	(1,282)	1,244
Interest expense	(3,813)	(199)	(4,012)	(2,738)	(143)	(2,881)
Minority interest in consolidated entities	(277)	(927)	(1,204)	(280)	(19)	(299)

Income before provision for income taxes	7,295	(3,220)	4,075	5,907	(990)	4,917
Provision for income taxes	2,335	(1,122)	1,213	2,188	(276)	1,912

Net income	$ 4,960	$ (2,098)	$ 2,862	$ 3,719	$ (714)	$ 3,005

Earnings per share
Basic	$0.96	($0.40)	$0.55	$ 0.72	($0.14)	$0.58
Diluted	$0.95	($0.40)	$0.55	$ 0.71	($0.14)	$0.57
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192	5,192	5,192
Diluted	5,199	5,199	5,199	5,234	5,234	5,234

Balance Sheet

	December 31, 2003
	As	Restatement
	Presented	Adjustments	Restated
Assets:
Cash and Cash Equivalents
Unrestricted	$ 13,486	$ 230	$ 13,716
Restricted	1,191	41	1,232
	14,677	271	14,948
Assets Related to Investment Properties
Operating real estate, net of accumulated
depreciation of $41,193	44,882	1,110	45,992
Other operating assets, net of amortization of $323	6,178	573	6,751
Investment in unconsolidated apartment
partnerships	4,960	(541)	4,419
Investment in unconsolidated commercial
property partnerships	4,914	-	4,914
Other receivables, net of reserves of $863	720	(162)	558
Development cost and construction	3,392	-	3,392
	65,046	980	66,026
Assets Related to Community Development
Land and development costs
Puerto Rico	28,250	-	28,250
St. Charles, Maryland	25,001	-	25,001
Receivable from bond proceeds	-	-	-
Notes receivable on lot sales and other	87	-	87
Investment in joint venture	-	-	-
	53,338	-	53,338
Assets Related to Homebuilding
Condominiums under construction	6,010	-	6,010
Other Assets
Receivables and other, net of reserves of $64	1,538	-	1,538
Property, plant and equipment, less
accumulated depreciation of $1,452	637	-	637
	2,175	-	2,175
Total Assets	$ 141,246	$ 1,251	$ 142,497

	December 31, 2003
	As	Restatement
	Presented	Adjustments	Restated
Liabilities:
Liabilities Related to Investment Properties
Recourse debt	$ 1,951	$ -	$ 1,951
Non-recourse debt	66,685	4,294	70,979
Accounts payable, accrued liabilities
and deferred income	2,927	2,803	5,730
	71,563	7,097	78,660

Liabilities Related to Community Development
Recourse debt	22,661	-	22,661
Recourse debt-County Bonds	-	-	-
Accounts payable, accrued liabilities and
and deferred income	1,923	-	1,923
Deferred income related to joint venture	-	-	-
	24,584	-	24,584

Liabilities Related to Homebuilding
Recourse debt	22	-	22
Accounts payable and accrued liabilities	1,304	-	1,304
	1,326	-	1,326

Other Liabilities
Accounts payable and accrued liabilities	2,754	(216)	2,538
Notes payable and capital leases	300	-	300
Accrued income tax liability-current	2,068	-	2,068
Accrued income tax liability-deferred	2,517	(2,002)	515
	7,639	(2,218)	5,421
Total Liabilities	105,112	4,879	109,991

Shareholders' Equity
Common shares, $.01 par value, 10,000,000
shares authorized, 5,191,554 shares
issued and outstanding as of
December 31, 2003	52	-	52
Treasury stock, at cost	(376)	-	(376)
Additional paid-in capital	16,964	-	16,964
Retained earnings	19,494	(3,628)	15,866
Total Shareholders' Equity	36,134	(3,628)	32,506

Total Liabilities and Shareholders' Equity	$ 141,246	$ 1,251	$ 142,497

(15)	RESTATED QUARTERLY FINANCIAL DATA (Unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2004 and 2003. As discussed in Note14, the Company restated results for the years ended December 31, 2003 and 2002. Because certain of the data set forth in the following tables varies from amounts previously reported on Form 10-Q for the respective periods, the following tables reconcile the amounts given with those previously reported.

The following table sets forth quarterly financial information for the Company's fiscal year ended December 31, 2004 ($ in thousands except per share amounts):

Income Statement
	Three Months Ended			Three Months Ended
	March 31, 2004			June 30, 2004
	As	Restatement		As	Restatement
	Presented	Adjustments	Restated	Presented	Adjustments	Restated
Revenues
Community development-land sales	$ 128	$ -	$ 128	$ 4,786	$ -	$ 4,786
Homebuilding-home sales	5,349	-	5,349	3,960	-	3,960
Rental property revenues	4,159	252	4,411	4,316	271	4,587
Management and other fees,
substantially all from related entities	1,011	(18)	993	961	(18)	943
Reimbursement of expenses related
to managed entities	1,675	(40)	1,635	1,796	(37)	1,759
Total revenues	12,322	194	12,516	15,819	216	16,035

Expenses
Cost of land sales	304	-	304	3,155	-	3,155
Cost of home sales	4,073	-	4,073	2,969	-	2,969
Rental property operating expenses	1,709	127	1,836	1,763	136	1,899
General, administrative, selling and marketing	2,367	-	2,367	2,520	-	2,520
Depreciation and amortization	742	19	761	742	19	761
Expenses reimbursed from managed entities	1,675	(40)	1,635	1,796	(37)	1,759
Write-off of deferred project costs	-	-	-	-	-	-
Total expenses	10,870	106	10,976	12,945	118	13,063

Operating income	1,452	88	1,540	2,874	98	2,972

Other income (expense)
Interest and other income	81	-	81	145	-	145
Equity in earnings from unconsolidated
entities	1,677	(963)	714	306	(83)	223
Interest expense	(1,593)	(56)	(1,649)	(1,062)	(57)	(1,119)
Minority interest in consolidated entities	65	(393)	(328)	(86)	(33)	(119)

Income before provision for income taxes	1,682	(1,324)	358	2,177	(75)	2,102
Provision for income taxes	451	(524)	(73)	695	(30)	665

Net income	$ 1,231	$ (800)	$ 431	$ 1,482	$ (45)	$ 1,437

Earnings per share
Basic	$ 0.24	($0.15)	$0.08	$0.29	($0.01)	$0.28
Diluted	$ 0.24	($0.15)	$0.08	$0.29	($0.01)	$0.28
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192	5,192	5,192
Diluted	5,192	5,192	5,192	5,192	5,192	5,192

Income Statement
	Three Months Ended			Three Months
	September 30, 2004			Ended	For the
	As	Restatement		December 31,	Year Ended
	Presented	Adjustments	Restated	2004	2004
Revenues
Community development-land sales	$ 925	$ -	$ 925	$ 3,836	9,675
Homebuilding-home sales	552	-	552	-	9,861
Rental property revenues	4,563	281	4,844	5,165	19,007
Management and other fees, substantially
all from related entities	825	(20)	805	850	3,591
Reimbursement of expenses related to
managed entities	1,687	(38)	1,649	1,834	6,877
Total revenues	8,552	223	8,775	11,685	49,011

Expenses
Cost of land sales	929	-	929	1,995	6,383
Cost of home sales	432	-	432	-	7,474
Rental properties expenses:	1,873	108	1,981	1,931	7,647
General, administrative, selling and marketing	2,036	-	2,036	2,226	9,149
Depreciation and amortization	747	18	765	1,041	3,328
Expenses reimbursed from managed entities	1,687	(38)	1,649	1,834	6,877
Write-off of deferred project costs	-	-	-	74	74
Total expenses	7,704	88	7,792	9,101	40,932

Operating income	848	135	983	2,584	8,079

Other income (expense)
Interest and other income	144	-	144	158	528
Equity in earnings from unconsolidated entities	404	(50)	354	1,385	2,676
Interest expense	(1,137)	(56)	(1,193)	(1,522)	(5,483)
Minority interest in consolidated entities	(101)	(13)	(114)	(724)	(1,285)

Income before provision for income taxes	158	16	174	1,881	4,515
Provision for income taxes	(57)	6	(51)	520	1,061

Net income	$ 215	$ 10	$ 225	$ 1,361	$ 3,454
Earnings per share
Basic	$ 0.04	$ 0.00	$ 0.04	$ 0.26	0.67
Diluted	$ 0.04	$ 0.00	$ 0.04	$ 0.26	0.67
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192	5,192
Diluted	5,192	5,192	5,192	5,192	5,192

The following table sets forth quarterly financial information for the Company's fiscal year ended December 31, 2003 ($ in thousands except per share amounts):

Income Statement
	Three Months Ended			Three Months Ended
	March 31, 2003			June 30, 2003
	As	Restatement		As	Restatement
	Presented	Adjustments	Restated	Presented	Adjustments	Restated
Revenues
Community development-land sales	$ 462	$ -	$ 462	$ 853	$ -	$ 853
Homebuilding-home sales	2,924	-	2,924	7,290	-	7,290
Rental property revenues	3,628	252	3,880	4,021	262	4,283
Management and other fees,
substantially all from related entities	871	(17)	854	884	(65)	819
Reimbursement of expenses related
to managed entities	1,697	(26)	1,671	1,547	(28)	1,519
Total revenues	9,582	209	9,791	14,595	169	14,764

Expenses
Cost of land sales	465	-	465	830	-	830
Cost of home sales	2,349	-	2,349	5,778	-	5,778
Rental property operating expenses	1,565	115	1,680	1,776	120	1,896
General, administrative, selling and marketing	1,760	-	1,760	1,624	-	1,624
Depreciation and amortization	627	18	645	673	18	691
Expenses reimbursed from managed entities	1,697	(26)	1,671	1,547	(28)	1,519
Write-off of deferred project costs	-	-	-	-	-	-
Total expenses	8,463	107	8,570	12,228	110	12,338

Operating income	1,119	102	1,221	2,367	59	2,426

Other income (expenses)
Interest and other income	85	-	85	76	-	76
Equity in earnings from unconsolidated
entities	353	(47)	306	1,057	(825)	232
Interest expense	(886)	(35)	(921)	(971)	(50)	(1,021)
Minority interest in consolidated entities	(70)	15	(55)	(56)	(680)	(736)

Income before provision for income taxes	601	35	636	2,473	(1,496)	977
Provision for income taxes	209	14	223	786	(591)	195

Net income	$ 392	$ 21	$ 413	$ 1,687	$ (905)	$ 782
Earnings per share
Basic	$0.08	$0.00	$0.08	$0.32	($0.17)	$0.15
Diluted	$0.08	$0.00	$0.08	$0.32	($0.17)	$0.15
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192	5,192	5,192
Diluted	5,206	5,206	5,206	5,205	5,205	5,205

Income Statement
	Three Months Ended			Three Months Ended			For the
	September 30, 2003			December 31, 2003			Year Ended
	As	Restatement		As	Restatement		December 31,
	Presented	Adjustments	Restated	Presented	Adjustments	Restated	2003
Revenues
Community development-land sales	$ 2,887	$ -	$ 2,887	$ 2,691	$ -	$ 2,691	$ 6,893
Homebuilding-home sales	5,566	-	5,566	5,780	-	5,780	21,560
Rental property revenues	4,130	273	4,403	4,280	260	4,540	17,106
Management and other fees,
substantially all from related entities	857	(19)	838	825	(19)	806	3,317
Reimbursement of expenses related
to managed entities	1,905	(34)	1,871	1,605	(36)	1,569	6,630
Total revenues	15,345	220	15,565	15,181	205	15,386	55,506

Expenses
Cost of land sales	2,082	-	2,082	1,559	-	1,559	4,936
Cost of home sales	4,407	-	4,407	4,194	-	4,194	16,728
Rental property operating expenses	1,853	138	1,991	1,707	105	1,812	7,379
General, administrative, selling
and marketing	1,751	-	1,751	2,981	-	2,981	8,116
Depreciation and amortization	683	19	702	859	23	882	2,920
Expenses reimbursed from
managed entities	1,905	(34)	1,871	1,605	(36)	1,569	6,630
Write-off of deferred project costs	-	-	-	1,011	-	1,011	1,011
Total expenses	12,681	123	12,804	13,916	92	14,008	47,720

Operating income	2,664	97	2,761	1,265	113	1,378	7,786

Other
Interest and other income	72	-	72	76	-	76	309
Equity in earnings from
unconsolidated entities	437	(122)	315	1,814	(1,471)	343	1,196
Interest expense	(1,006)	(57)	(1,063)	(950)	(57)	(1,007)	(4,012)
Minority interest in consolidated
Entities	(66)	(320)	(386)	(85)	58	(27)	(1,204)

Income before provision for
income taxes	2,101	(402)	1,699	2,120	(1,357)	763	4,075
Provision for income taxes	725	(159)	566	615	(386)	229	1,213

Net income	$ 1,376	$ (243)	$ 1,133	$ 1,505	$ (971)	$ 534	$ 2,862
Earnings per share
Basic	$0.27	($0.05)	$0.22	$0.29	($0.19)	$0.10	$0.55
Diluted	$0.27	($0.05)	$0.22	$0.29	($0.19)	$0.10	$0.55
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192	5,192	5,192	5,192
Diluted	5,192	5,192	5,192	5,192	5,192	5,192	5,199

(16)	SUBSEQUENT EVENTS

Mortgage Refinancing

On March 1, 2005, the non-recourse mortgage for one of our wholly owned apartment properties, Lancaster Apartment Partnership, was refinanced with a non-recourse mortgage loan of $8,832,000 at a lower interest rate of 5.215%. The proceeds from the refinancing will be used for capital improvements at the property site, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners.

Cash Dividend

On February 10, 2005, the Board of Trustees declared a $0.10 per share cash dividend on the 5,191,554 common shares outstanding, payable on March 10, 2005 to shareholders of record on February 24, 2005.

County Bond Obligation

In March 2005, the Charles County Commissioners issued a $6,000,000 Public Improvement Bond Offering ("Bonds") on behalf of the Company. The fifteen-year bonds bear an interest rate of 5% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will provide the Bond proceeds to the Company when certain major development occurs for the County's road projects over an eighteen-month period. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

Bannister Apartments	$ 13,029	$ 410	$ 4,180	$ 5,313	$ 410	$ 9,493	$ 9,903	$ 4,854	11/30/76	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	7,600	162	2,677	2,384	162	5,061	5,223	3,152	5/18/79	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	5,467	572	6,421	234	572	6,655	7,227	2,558	9/5/89	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,247	350	2,697	240	350	2,937	3,287	2,098	1/13/78	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Fox Chase Apartments	5,940	745	7,014	567	745	7,581	8,326	3,270	3/31/87	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	7,143	205	4,765	3,450	205	8,215	8,420	5,347	10/30/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lancaster Apartments	3,795	484	4,292	910	484	5,202	5,686	2,608	12/31/85	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
										Date
			Bldgs. &	Subsequent		Bldgs. &			Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total		Depreciation	or Acquired	Depreciable Life

New Forest Apartments	11,145	1,229	12,102	1,203	1,229	13,305	14,534		5,527	6/28/88	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Owings Chase	12,550	1,691	13,428	5	1,691	13,433	15,124		95	10/29/04	Bldg-25 Yrs
Garden Apartments										Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

Palmer Apartments	7,009	471	4,788	3,300	471	8,088	8,559		5,492	3/31/80	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Prescott Square	3,640	470	3,867	1	470	3,868	4,338		28	10/29/04	Bldg-25 Yrs
Garden Apartments										Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

Terrace Apartments	4,152	497	5,377	4,153	497	9,530	10,027		6,424	11/1/79	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Village Lake	6,531	824	6,858	199	824	7,057	7,881		2,011	10/1/93	Bldg-40 Yrs
Garden Apartments										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Total Consolidated Properties	92,248	8,110	78,466	21,959	8,110	100,425	108,535	(1)	43,464	(1)

Unconsolidated Partnerships

Brookside Gardens Apartments	1,304	156	2,487	34	156	2,521	2,677		930	11/10/94	Bldg-40 Yrs
Garden Shared Housing										Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Essex Village Apts.	14,730	2,667	21,381	(4,455)	2,667	16,926	19,593	14,691	1/31/82	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Huntington Apartments	9,524	350	8,513	1,134	350	9,647	9,997	5,715	10/7/80	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,032	440	3,649	57	440	3,706	4,146	814	7/1/96	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Alturas Del Senorial	3,640	345	4,185	412	345	4,597	4,942	2,945	11/17/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Bayamon Garden	8,089	1,153	12,050	775	1,153	12,825	13,978	7,844	7/6/81	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,329	900	10,742	842	900	11,584	12,484	7,163	3/20/81	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR

De Diego	5,282	601	6,718	495	601	7,213	7,814	4,569	3/20/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Jardines De Caparra	6,577	546	5,719	1,363	546	7,082	7,628	4,479	4/1/80	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	7,896	543	10,436	1,045	543	11,481	12,024	7,675	5/1/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	9,061	731	11,172	915	731	12,087	12,818	7,791	1/30/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	4,331	313	3,525	1,414	313	4,939	5,252	3,343	12/10/74	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

Santa Juana	5,876	509	6,748	529	509	7,277	7,786	4,600	2/8/80	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	4,615	466	5,954	571	466	6,525	6,991	4,171	12/6/79	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,974	992	14,017	742	992	14,759	15,751	8,357	3/15/83	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Vistas Del Turabo	1,380	354	2,508	630	354	3,138	3,492	1,752	12/30/83	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Unconsolidated Properties	102,640	11,066	129,804	6,503	11,066	136,307	147,373	86,839
Total Properties	$ 194,888	$ 19,176	$ 208,270	$ 28,462	$ 19,176	$ 236,732	$ 255,908	$ 130,303

(1) Operating real estate shown on the Consolidated Balance Sheets includes real estate assets of $108,535, net of accumulated depreciation of $43,464.

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$193,296

AMERICAN COMMUNITY PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 AND 2003 (In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2002	$ 70,609	$ 144,878	$ 215,487
Additions for 2003:
Improvements	2,150	1,310	3,460
Acquisition (1)	14,959	-	14,959
Deductions for 2003:
Dispositions	533	432	965
Real Estate at December 31, 2003 (restated)	$ 87,185	$ 145,756	$ 232,941
Additions for 2004:
Improvements	2,693	2,010	4,703
Acquisition	19,456	-	19,456
Deductions for 2004:
Dispositions	799	393	1,192
Real Estate at December 31, 2004	$ 108,535	$ 147,373	$ 255,908

Accumulated depreciation at December 31, 2002	35,126	80,298	115,424
Additions for 2003:
Depreciation expense	2,691	3,684	6,375
Acquisition (1)	3,909	-	3,909
Deductions for 2003:
Dispositions	533	432	965
Accumulated depreciation at December 31, 2003	$ 41,193	$ 83,550	$ 124,743
Additions for 2004:
Depreciation expense	3,070	3,682	6,752
Deductions for 2004:
Dispositions	799	393	1,192
Accumulated depreciation at December 31, 2004	$ 43,464	$ 86,839	$ 130,303

  On January 23, 2003, the Company purchased a 10% general partner and 85% limited partner interest in two partnerships. As a result the partnerships are fully consolidated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9a.	CONTROLS AND PROCEDURES

In connection with the preparation of this Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. In the process of that review, management concluded that the Company's accounting for certain of its investments in partnerships was not in accordance with Generally Accepted Accounting Principles. Accordingly, the Company decided to restate its previously issued financial statements for the years ended 2002 and 2003 and for the periods ended March 31, 2003 and 2004, June 30, 2003 and 2004 and September 30, 2003 and 2004 to reflect the restatement adjustments described in more detail under Notes 14 and 15 to our Consolidated Financial Statements. Based on that evaluation, the Company's CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Change in Internal Control Over Financial Reporting. As described above, our review of our accounting for certain of the Company's investments in partnerships led to a decision to restate our financial statements. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board ("PCAOB") indicates that a restatement of previously issued financial statements is a "strong indicator that a material weakness in internal control over financial reporting exists." The Company's CEO, CFO and Audit Committee have developed a plan to design additional processes and review procedures to remediate this material internal control weakness and also enhance the Company's disclosure controls and procedures. Key elements of this plan include the addition of a chief accountant position, the preparation and maintenance of detailed summaries of our partnership agreements and revision of the Company's accounting policies with regard to the proper accounting procedures for it's investments in partnerships. The partnership summaries and accounting policy documents will be monitored and updated as changes occur with respect to the partnership and new accounting pronouncements are issued. The Company will also implement additional review procedures on a quarterly and annual basis by senior management personnel. Management expects to have the plan fully implemented before December 31, 2005.

ITEM 9b.	OTHER INFORMATION

NONE

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

The information required by this Item for executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4a of this report.

The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.

The information required by this Item with respect to the Company's Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.

Section 16(A) Beneficial Ownership Reporting Compliance

The information required by this Item is incorporated by reference to "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to "Share Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.

Information on ACPT's common shares authorized for issuance under equity compensation plans is contained in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005 under the caption "Equity Compensation Plan Information" and is incorporated by reference herein.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to "Principal Accountant Fees and Services" in the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2005.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the years ended December 31, 2004 and 2003

2. Financial Statement Schedules

The following financial statement schedules are contained herein:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2004

3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Bylaws of the Company	Exhibit 3.2 to Form S-11
3.3	Amendment to Bylaws of the Company	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003
3.4	Second Amendment to Bylaws of the Company	Filed herewith
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly*	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated November 10, 2003, between the Company and Paul A. Resnik*	Exhibit 10.3 to 2003 Form 10-K
10.3	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet*	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004
10.4	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson*	Exhibit 10.4 to Form S-11
10.5	Employees' Share Incentive Plan*	Exhibit 10.5 to Form S-11
10.6	Trustee's Share Incentive Plan*	Exhibit 10.6 to Form S-11
10.7	Housing Management Agreement, dated May 12, 1994, between IGC and Capital Park Associates	Exhibit 10.7 to Form S-11
10.8	Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated October 29, 2002	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002
10.9	Amendment to Property Management Agreement by and between Capital Park Apartments Limited Partnership and American Rental Management Company dated March 24, 2004	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004
10.10	Housing Management Agreement, dated January 1, 1987, between IGC and Chastleton Apartments Associates	Exhibit 10.8 to Form S-11
10.11	Housing Management Agreement, dated September 30, 1983, between IGC and G.L. Limited Partnership	Exhibit 10.9 to Form S-11
10.12	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998*	Exhibit 10.14 to 1998 Form 10-K
10.13	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002*	Exhibit 10.15 to 2001 Form 10-K
10.14	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001*	Exhibit 10.15 to 2000 Form 10-K
10.15	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001*	Exhibit 10.16 to 2000 Form 10-K
10.16	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001*	Exhibit 10.17 to 2000 Form 10-K
10.17	Non-Interest Bearing Cash Flow Note as of June 6, 2001 between Land Development Associates, S.E. and Interstate General Company L.P.; assigned to KEMBT on July 12, 2001	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
10.18	Letter Agreement between Land Development Associates, S.E. and FirstBank dated July 13, 2001	Exhibit 10.20 to 2001 Form 10-K
10.19	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.21 to 2001 Form 10-K

10.20	Letter Agreement between Land Development Associates, S.E. and FirstBank dated April 15, 2002	Exhibit 10.22 to 2001 Form 10-K
10.21	Guarantee Agreement between Interstate Business Corporation and American Community Properties Trust dated March 25, 2002 (re: IGC)	Exhibit 10.24 to 2001 Form 10-K
10.22

Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.23	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.24	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.25	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.26	Assignment and Assumption of Lease dated September 1, 2000 by and between Interstate General Company L.P. and American Rental Management Company	Exhibit 10.30 to 2002 Form 10-K
10.27	Lease Amendment V dated September 1, 2000 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.31 to 2002 Form 10-K
10.28	Lease Amendment VI dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.32 to 2002 Form 10-K
10.29	Lease Amendment VII dated February 28, 2003 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.33 to 2002 Form 10-K
10.30	Lease Amendment II dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.34 to 2002 Form 10-K
10.31	Office Lease Agreement dated September 24, 1997 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Exhibit 10.35 to 2002 Form 10-K
10.32	Amendment to Lease Agreement dated February 13, 2002 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Exhibit 10.36 to 2002 Form 10-K
10.33	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K

10.34	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.35	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.36	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.37	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.38	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.39	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.40	Development Agreement between St. Charles Community, LLC and U.S. Home Corporation dated March 4, 2004	Exhibit 10.41 to 2003 Form 10-K
10.41	Management Agreement dated January 5, 1987 between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center)	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004
10.42	First Amendment to Management Agreement dated January 4, 1988 between Interstate General Properties Limited Partnership, S.P. and Interstate Business Corporation (Santa Maria Shopping Center)	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004
10.43	Second Amendment to Management Agreement dated December 28, 1990 between Interstate General Properties Limited Partnership S.E., Interstate Business Corporation and Santa Maria Associates S.E.	Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2004
10.44	Purchase and Sale Agreement dated April 30, 2004 between Insular Properties Limited Partnership and Interstate Commercial Properties, Inc.	Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2004
10.45	Office Lease Agreement dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004
10.46	Lease Agreement (Monte Mall) dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004
10.47	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Filed herewith
10.48	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.

(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: April 12, 2005	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 12, 2005	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee, Principal Executive Officer	April 12, 2005
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	April 12, 2005
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	April 11, 2005
/s/ T. Michael Scott T. Michael Scott	Trustee	April 11, 2005
/s/ Antonio Ginorio Antonio Ginorio	Trustee	April 11, 2005
/s/ Thomas S. Condit Thomas S. Condit	Trustee	April 11, 2005
/s/ Cynthia L. Hedrick Cynthia L. Hedrick	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2005