Form 10-Q
period 2005-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-05-13
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

As of May 6, 2005, there were 5,191,554 Common Shares outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

MARCH 31, 2005
TABLE OF CONTENTS

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, (In thousands, except per share amounts) (Unaudited)

	2005	2004
		(Restated)
Revenues
Community development-land sales	$ 3,748	$ 128
Homebuilding-home sales	-	5,349
Rental property revenues	5,341	4,411
Management and other fees, substantially all from related entities	727	993
Reimbursement of expenses related to managed entities	1,577	1,635
Total revenues	11,393	12,516

Expenses
Cost of land sales	2,644	304
Cost of home sales	10	4,073
Rental property operating expenses	2,093	1,836
General, administrative, selling and marketing	2,704	2,367
Depreciation and amortization	1,008	761
Expenses reimbursed from managed entities	1,577	1,635
Total expenses	10,036	10,976

Operating income	1,357	1,540

Other income (expense)
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	(1,702)	(1,649)
Minority interest in consolidated entities	(26)	(328)

Income before benefit for income taxes	99	358
Benefit for income taxes	(128)	(73)

Net income	$ 227	$ 431

Earnings per share
Basic and diluted	$ 0.04	$ 0.08
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.10	$ 0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) ASSETS

	As of	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 18,068	$ 16,138
Restricted	2,948	2,667
	21,016	18,805

Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $44,403 and $43,464, respectively	64,434	65,071
Other operating assets, net of amortization of $528
and $412, respectively	7,984	7,844
Investment in unconsolidated apartment partnerships	3,936	3,942
Investment in unconsolidated commercial property partnerships	4,863	4,872
Other receivables	647	641
Development cost and construction	10,400	9,052
	92,264	91,422

Assets Related to Community Development
Land and development costs
Puerto Rico	23,340	25,078
St. Charles, Maryland	26,536	24,444
Receivable from bond proceeds	4,277	4,810
Notes receivable on lot sales and other	941	301
Investment in joint venture	5,625	5,625
	60,719	60,258

Assets Related to Homebuilding
Condominiums under construction	13,333	10,675

Other Assets
Deferred tax assets	3,571	1,362
Receivables and other	832	873
Property, plant and equipment, less accumulated depreciation
of $1,606 and $1,580, respectively	693	632
	5,096	2,867
Total Assets	$ 192,428	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 1,881	$ 1,896
Non-recourse debt	104,774	98,879
Accounts payable and accrued liabilities	7,884	7,617
Deferred income	408	417
	114,947	108,809

Liabilities Related to Community Development
Recourse debt	6,754	8,709
Recourse debt-County Bonds	7,692	7,795
Accounts payable and accrued liabilities	5,766	4,485
Deferred income related to joint venture	4,277	4,277
	24,489	25,266

Liabilities Related to Homebuilding
Recourse debt	10,748	8,792
Accounts payable and accrued liabilities	2,221	1,998
	12,969	10,790

Other Liabilities
Accounts payable and accrued liabilities	3,202	3,171
Notes payable and capital leases	170	202
Accrued income tax liability-current	2,769	1,622
	6,141	4,995
Total Liabilities	158,546	149,860

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
March 31, 2005 and December 31, 2004	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	17,242	17,527
Total Shareholders' Equity	33,882	34,167

Total Liabilities and Shareholders' Equity	$ 192,428	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2004 (Audited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 17,527	$ 34,167
Net income	-	-	-	-	227	227
Dividends declared	-	-	-	-	(512)	(512)
Balance March 31, 2005 (Unaudited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 17,242	$ 33,882
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2005	2004
		(Restated)
Cash Flows from Operating Activities
Net income	$ 227	$ 431
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,008	761
Benefit for deferred income taxes	(2,209)	(1,171)
Equity in earnings-unconsolidated entities	(345)	(714)
Cost of sales-community development	2,644	304
Cost of sales-homebuilding	10	4,073
Stock based compensation expense	184	211
Minority interest in consolidated entities	26	328
Amortization of deferred loan costs	257	483
Changes in notes and accounts receivable	(715)	163
Homebuilding-construction expenditures	(2,668)	(1,286)
Changes in accounts payable, accrued liabilities	2,730	2,644
Net cash provided by operating activities	1,149	6,227

Cash Flows from Investing Activities
Investment in community development assets	(2,998)	(2,150)
Investment in office building and apartment construction	(1,348)	(1,071)
Change in investments-unconsolidated apartment partnerships	158	655
Change in investments-unconsolidated commercial partnerships	202	149
Change in restricted cash	(281)	(119)
Additions to rental operating properties, net	(699)	(413)
Other assets	(20)	64
Net cash used in investing activities	(4,986)	(2,885)

Cash Flows from Financing Activities
Cash proceeds from debt financing	12,014	12,318
Payment of debt	(6,165)	(9,118)
County Bonds proceeds, net of undisbursed funds	430	-
Dividends paid to shareholders	(512)	(512)
Net cash provided by financing activities	5,767	2,688

Net Increase in Cash and Cash Equivalents	1,930	6,030
Cash and Cash Equivalents, Beginning of Year	16,138	13,716
Cash and Cash Equivalents, March 31,	$ 18,068	$ 19,746
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)
(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed (the "Distribution") to the partners of IGC, resulting in the division of IGC's operations into two companies. The shares were distributed on a basis of one ACPT share for every two IGC Units and a proportionate share to IGC's general partners.

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC"), American Land Development U.S., Inc. ("ALD"), IGP Group Corp. ("IGP Group") and their subsidiaries. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". ACPT is taxed as a partnership. ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restated and Reclassified Financial Data

As more fully described in the notes to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following:

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

The adjustments resulted in the following (decrease) in net income and earnings per share - basic and diluted (in thousands except per share data):

For the Three Months
Ended
March 31, 2004

Net income	$(800)
Earnings per share - basic and diluted	$(0.15)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ACPT and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. As of March 31, 2005, the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

The Company's investments in the partnerships that it does not control, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes and disclosures. These estimates and assumptions are prepared using management's best judgment after considering past and current events and economic conditions. Actual results could differ from those estimates and assumptions.

The operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were not adjusted for the diluted calculation.

Summary of Significant Accounting Policies

Operating Real Estate and Depreciation

The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement. Maintenance and other repair costs are charged to operations as incurred. The assessments, all of which are judgmental determinations, are as follows:

  Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
  Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method
  Leasehold improvements are capitalized and depreciated over the life of the lease or their estimated useful life, whichever is shorter.

The table below presents the major classes of depreciable assets as of March 31, 2005 and December 31, 2004 (in thousands):
	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)

Land	$ 8,110	$ 8,110
Building	91,319	91,319
Building improvements	3,624	3,616
Equipment	5,784	5,490
	108,837	108,535
Accumulated depreciation	44,403	43,464
Operating properties, net	$ 64,434	$ 65,071

In addition, the Company owned other property and equipment of $693,000 and $632,000, net of accumulated depreciation, respectively, as of March 31, 2005 and December 31, 2004. Total depreciation expense was $1,008,000 and $761,000 for March 31, 2005 and 2004, respectively.

Acquired Real Estate Properties

On October 29, 2004, the Company, through its subsidiary AHP, completed the acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units. The properties were purchased for approximately $20,000,000. We allocated the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, "Business Combinations." The Company allocated the purchase price to land, building and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready, the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 25 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $483,000, which are included in other operating assets in the accompanying balance sheet, over the remaining term of the related leases, which term is no longer than one year.

Reclassification

Certain amounts from the prior year have been reclassified to conform to our current year's presentation.

Impact of Recently Issued Accounting Standards

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

FIN 46

In January 2003, the FABS issued Interpretation No. 46 (revised December 2003) (FIN 46-R), "Consolidation of Variable Interest Entities." FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The objective of FIN 46-R is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entities to be consolidated with the results of the primary beneficiary if the primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We adopted FIN 46-R as of March 31, 2004. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

As discussed in Note 3, our Company holds interests in and acts as the managing agent of certain partnerships established for the purpose of constructing and renting residential housing. We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens Limited Partnership ("Brookside") and Lakeside Apartments Limited Partnership ("Lakeside"), are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to losses for Brookside of $207,000 and Lakeside of $176,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.
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

Apartment Partnerships

The unconsolidated apartment partnerships as of March 31, 2005 include 13 partnerships owning 3,463 rental units in 16 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company holds a general partner interest in the remaining partnerships listed above and pursuant to the terms of the partnership agreement, has significant influence over the operations of the partnership's operations. The general partner generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of profits, losses and cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. The limited partners of certain partnerships have additional rights including that the partnership cannot be terminated without their approval and the ability to remove the general partner under certain default conditions. Depending on the partnership, the limited partners may have additional participating rights, which include the right to approve the managing agent, to approve the budget, and to prohibit the general partner from refinancing the property. As such, in accordance with SOP 78-9, the limited partners have important rights and the general partner is considered a noncontrolling partner. Accordingly, the partnerships are accounted for under the equity method.

Commercial Partnerships

The Company holds a limited partner interest in two commercial properties in Puerto Rico which it accounts for under the equity method. ELI, S.E. ("ELI") is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.

On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In the first quarter 2005, El Monte distributed to the Company $30,000 cash and its 50% share of the $3,000,000 note. The Company will recognize income as it receives cash payments on the note. The note is due in installments over a three year period beginning in December 2007. El Monte will wind up its affairs in 2005.

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with Lennar Corporation ("Lennar") for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a joint venture, St. Charles Active Adult Community, LLC, was formed to carry out the terms of the joint venture. Lennar and the Company each hold a 50% ownership interest in the limited liability company. The operating agreement calls for the joint venture to develop 352 lots and to deliver the lots to Lennar, starting at the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at the historical cost basis of the land, with the proceeds received reflected as deferred revenue which will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and Lennar provided development completion guarantees for the project with an estimated cost to complete of approximately $11,000,000 as of March 31, 2005.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment partnerships from the commercial partnerships accounted for within the investment properties caption on the balance sheet as well as our 50% ownership interest in the land development joint venture that is accounted for within the community development caption on the balance sheet.

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
March 31, 2005	$ 79,931	$ 29,147	$ 13,428	$ 122,506
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
March 31, 2005	102,369	24,975	-	127,344
December 31, 2004	102,924	24,975	-	127,899
Total Recourse Debt
March 31, 2005	-	-	3,095	3,095
December 31, 2004	-	-	-	-
Total Other Liabilities
March 31, 2005	9,451	536	1,085	11,072
December 31, 2004	9,673	3,231	235	13,139
Total (Deficit) Equity
March 31, 2005	(31,889)	3,635	9,248	(19,006)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment
March 31, 2005	3,936	4,863	5,625	14,424
December 31, 2004	3,942	4,872	5,625	14,439

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2005	6,915	914	-	7,829
Three Months Ended March 31, 2004 (Restated)	6,737	912	-	7,649
Net Income
Three Months Ended March 31, 2005	656	432	-	1,088
Three Months Ended March 31, 2004 (Restated)	(187)	393	-	206
Company's Recognition of Equity in Earnings
Three Months Ended March 31, 2005	152	193	-	345
Three Months Ended March 31, 2004 (Restated)	571	143	-	714

Summary of Cash Flows:
Cash Flows from Operating Activities
Three Months Ended March 31, 2005	2,176	882	-	3,058
Three Months Ended March 31, 2004 (Restated)	1,558	882	-	2,440
Company's Share of Cash Flows from Operating Activities
Three Months Ended March 31, 2005	701	399	-	1,100
Three Months Ended March 31, 2004 (Restated)	386	399	-	785
Operating Cash Distributions
Three Months Ended March 31, 2005	1,485	412	-	1,897
Three Months Ended March 31, 2004 (Restated)	618	328	-	946
Company's Share of Operating Cash Distributions
Three Months Ended March 31, 2005	677	202	-	879
Three Months Ended March 31, 2004 (Restated)	207	149	-	356
Refinancing Cash Distributions
Three Months Ended March 31, 2005	-	-	-	-
Three Months Ended March 31, 2004 (Restated)	2,526	-	-	2,526
Company's Share of Refinancing Cash Distributions
Three Months Ended March 31, 2005	-	-	-	-
Three Months Ended March 31, 2004 (Restated)	1,245	-	-	1,245

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2005 and December 31, 2004 (in thousands):
	Maturity	Interest	Outstanding As Of
	Dates	Rates (a),(b)	March 31,	December 31,
	From/To	From/To	2005	2004
			(unaudited)	(audited)
Related to community development:
Recourse debt (c)	06-30-05/	Non-interest	$ 14,446	$ 16,504
	06-01-19	Bearing/P+1%
Related to homebuilding:
Recourse debt (d)	03-31-07	P	10,748	8,792

Related to investment properties:
Recourse debt (e)	01-23-13	P+1.25%	1,881	1,896
Non-recourse debt (f),(g)	10-31-05/	LIBOR	104,774	98,879
	02-01-39	+2.25%/7.85%
General:
Recourse debt (h)	07-04-05/	Non-interest	170	202
	06-01-09	Bearing/10.95%
Total debt			$ 132,019	$ 126,273
  "P" = Prime lending interest rate. (The prime rates at March 31, 2005 and December 31, 2004 were 5.75%

  and 5.25% respectively).

  LIBOR = London Inter Bank Offer Rate. It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal. It is an index that is used to set the cost of various variable-rate loans. The three-month LIBOR rates at March 31, 2005 and December 31, 2004 were 3.10 % and 2.56%, respectively.
  As of March 31, 2005, the $14,446,000 of recourse debt related to community development assets is fully collateralized by substantially all the Puerto Rico community development assets.
  The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $15,000,000 for Torres Del Escorial. This loan is secured by a mortgage on the property and will be repaid by the proceeds from home sales, which are scheduled to begin in the third quarter of 2005.
  As of March 31, 2005 and December 31, 2004, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of Village Lake and Coachman's.
  The non-recourse investment properties' debt is collateralized by the apartment projects. As of March 31, 2005, approximately $59,174,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. As of March 31 2005, a portion of the outstanding balance is composed of a mortgage loan of $4,116,000 that has a stated interest rate of 7.5%; however, after deducting interest subsidy provided by HUD, the effective interest rate over the life of the loan is 1%. The non-recourse debt balance is also composed of a $7,736,000 construction loan for an office building in Parque Escorial.
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
  The general recourse debt outstanding as of March 31, 2005 is made up of various capital leases outstanding within our US and Puerto Rico operations as well as vehicle notes.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of March 31, 2005, the Company is in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County road system. Also, as part of the agreement, the County agreed to issue municipal bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond (the "2004 Bonds") on behalf of the Company. The 2004 Bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments and mature in 2019. In October 2004, we formalized an agreement with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the 2004 Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County, which is included within our Community Development assets, representing the remaining 2004 Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. To the extent not all the proceeds are used to fund development, any unused funds will be used to repay the 2004 Bonds. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the 2004 Bonds and one-twelfth of the annual principal payment due on the 2004 Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the 2004 Bonds. This letter of credit was issued by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.

In March 2005, the Charles County Commissioners issued another series of municipal bonds (the "2005 Bonds"), raising $6,000,000, on behalf of the Company. The 2005 Bonds bear an interest rate escalating from 5% to 5.125% and call for semi-annual interest payments and annual principal payments and mature in 2020. The Charles County Commissioners will provide proceeds from the issuance of the 2005 Bonds to the Company when certain major development occurs for the County's road projects over an eighteen-month period. The Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the 2005 Bonds and one-twelfth of the annual principal payment due on the 2005 Bonds. A formal agreement with the County has not yet been executed.

As of March 31, 2005, ACPT is guarantor of $13,490,000 of surety bonds for the completion of land development projects with Charles County, substantially all of which are for the benefit of the Charles County Commissioners.

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

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of March 31, 2005, ACPT has guaranteed $14,827,000 of outstanding debt owed by its subsidiaries. IGP Group has guaranteed $3,351,000 of outstanding debt owed by its subsidiaries and IGP has guaranteed $14,150,000 of its subsidiaries' outstanding debt. LDA guaranteed $10,748,000 of outstanding debt owed by its subsidiary. In addition, ALD guaranteed $3,351,000 of outstanding debt owed by LDA and St. Charles Community LLC guaranteed $1,881,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the Charles County Commissioners, one employee of Charles County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent the plaintiff from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by the PDRB against the Plaintiff was tried on February 4, 2004, and by Order of the Circuit Court of Charles County, Maryland dated April 8, 2004, the PDRB was successful and all claims filed by the Plaintiff were denied. The Plaintiff has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order and the April 8, 2004 Order, which granted relief to the PDRB. Argument has been held before the Court of Special Appeals on March 4, 2005. This Court issued its opinion on or about April 20, 2005 affirming the trial court's dismissal of all counts as to the Company. Vann has 30 days from April 20, 2005 to request that the Court of Special Appeals reconsider its opinion and 30 days thereafter to file a petition for certiorari with the Court of Appeals, Maryland's highest court.

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment. A motion for partial summary judgment was filed and denied by the court. An agreement in principle has been reached to settle all claims. The Company's portion of the settlement will be paid by its insurer.

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act. A motion for partial summary judgment was filed by the Defendants, including ARMC. Additionally, Plaintiff filed a motion to compel discovery from ARMC, including, but not limited to what are likely thousands of pages of documents. Both motions have been pending for several months without a complete ruling by the court. The court has, however, granted summary judgment in favor of the Company as to Counts I, II and III that are consumer protection act claims.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A motion for partial summary judgment was filed and denied by the court. Negotiations were attempted but no settlement has been reached.

On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional distress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment. A motion for partial summary judgment was filed and is pending. An agreement in principle has been reached to settle all claims. Some Plaintiffs are now apparently attempting to deny that a binding settlement agreement was reached. If a settlement on the terms of the agreement in principle is effectuated, the Company's portion of the settlement will be paid by its insurer.

On August 30, 2004, Arthur Simpson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC (the "Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the Defendants including the Company. Those four counts are for nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. Discovery is on going.

On January 25, 2005, Myriet Jno-Lewis filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC (the "Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains five counts alleged against the Defendants including the Company. Those five counts are for nuisance, breach of implied warranty of habitability, negligence, invasion of privacy, and intentional infliction of emotional distress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A scheduling conference is set for May 6, 2005.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000, General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's account statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate Plaintiff and Defendant's expert witnesses' reports. In a status conference held on October 18, 2004, the Special Commissioner informed the Court that he expects to complete in January 2005 a preliminary report regarding the expert witnesses' reports previously presented. The court approved a new date (on or before May 31, 2005) in which the Special Commissioner must render his report, and scheduled a status conference in November 2005 to schedule pending discovery.

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

On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. The trial court scheduled a status hearing on August 10, 2005.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2005	2004
			(Restated)
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 452	$ 665
Affiliates of J. Michael Wilson, CEO and Chairman		122	188
		$ 574	$ 853
Interest and Other Income
Unconsolidated real estate entities with third party partners		$ -	$ 12

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 32	$ 96
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	(10)	179
Affiliates of J. Michael Wilson, CEO and Chairman		-	57
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		88	72
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(4)	(5)
IGC		-	-
James J. Wilson, IGC chairman and director	(B3)	50	50
Thomas J. Shafer, Trustee	(B4)	11	11
		$ 167	$ 460

BALANCE SHEET IMPACT:		Balance	Balance
		March 31,	December 31,
		2005	2004
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party partners,
net of reserves		$ 647	$ 641

Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman		$ 142	$ 72
IGC		3	3
IBC		4	5
		$ 149	$ 80

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)	$ 1,902	$ 2,728

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

On September 21, 2004, ARMC exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement effective October 11, 2004. Management fees generated by this property represented less than 1% of the Company's total revenue.

The management contracts for the commercial properties were terminated when the properties were sold in December 2004 and April 2005. Management fees generated by these properties represent less than 1% of the Company's total revenue.

(B) Other

Other transactions with related parties are as follows:

(1)

The Company rents executive office space and other property from affiliates in the United States pursuant to leases that expire through 2010. In management's opinion, all leases with affiliated persons are on terms at least as favorable as those generally available from unaffiliated persons for comparable property.

(2)	The Company repaid the loan, net of a $430,000 discount, on April 29, 2005.
(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments for the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. At Mr. Wilson's request, payments are made to IGC.

(4)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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

In December 2004, a third party buyer purchased El Monte for $20,000,000, of which $17,000,000 was paid in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed $30,000 in cash and the $1,500,000 note to the Company in the first quarter 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize $1,500,000 as income as the cash payments on the note are received. As of March 31, 2005, the note and its related deferred income are shown net on the balance sheet. El Monte is expected to wind up its affairs in 2005 and distribute any remaining cash at the time of liquidation.

(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, including investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and management services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2005 and 2004 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months (Unaudited)

2005:
Land sales revenue	$ 799	$ 2,949	$ -	$ 3,748
Cost of land sales	522	2,163	(41)	2,644
Home sales revenue	-	-	-	-
Cost of home sales	-	10	-	10
Rental property revenues	5,341	-	-	5,341
Rental property operating expenses	2,093	-	-	2,093
Management and other fees	241	487	(1)	727
General, administrative, selling and marketing expense	1,869	836	(1)	2,704
Depreciation and amortization	977	31	-	1,008
Operating income	920	396	41	1,357
Interest income	49	205	(191)	63
Equity in earnings from unconsolidated entities	24	321	-	345
Interest expense	1,839	12	(149)	1,702
Minority interest in consolidated entities	26	-	-	26
Income before provision for income taxes	(869)	969	(1)	99
Income tax (benefit) provision	(332)	204	-	(128)
Net income (loss)	(537)	765	(1)	227
Gross profit on land sales	277	786	41	1,104
Gross profit (loss) on home sales	-	(10)	-	(10)
Total assets	136,229	72,260	(16,061)	192,428
Additions to long lived assets	3,741	1,165	-	4,906

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months (Unaudited)

2004 (Restated):
Land sales revenue	$ 128	$ -	$ -	$ 128
Cost of land sales	259	45	-	304
Home sales revenue	-	5,349	-	5,349
Cost of home sales	-	4,073	-	4,073
Rental property revenues	4,411	-	-	4,411
Rental property operating expenses	1,836	-	-	1,836
Management and other fees	446	551	(4)	993
General, administrative, selling and marketing expense	1,512	859	(4)	2,367
Depreciation and amortization	736	25	-	761
Write-off deferred project costs	-	-	-	-
Operating income	642	898	-	1,540
Interest income	47	130	(151)	26
Equity in earnings from unconsolidated entities	(331)	1,045	-	714
Interest expense	1,744	20	(115)	1,649
Minority interest in consolidated entities	328	-	-	328
Income before provision for income taxes	(1,711)	2,105	(36)	358
Income tax (benefit) provision	(655)	582	-	(73)
Net income (loss)	(1,056)	1,523	(36)	431
Gross profit (loss) on land sale	(131)	(45)	-	(176)
Gross profit on home sales	-	1,276	-	1,276
Total assets	99,968	63,418	(15,102)	148,284
Additions to long lived assets	2,131	1,574	-	3,705

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

A reconciliation of gross profit to net income for the three months ended March 31, 2005 and 2004 is as follows:
	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit (loss) on land sales	$ 1,104	$ (176)
Gross profit (loss) on home sales	(10)	1,276
Rental property revenues	5,341	4,411
Rental property operating expenses	2,093	1,836
Management and other fees	727	993
General, administrative, selling and marketing expense	2,704	2,367
Depreciation and amortization	1,008	761
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	1,702	1,649
Minority interest in consolidated entities	26	328
Income tax benefit	(128)	(73)
Net income	$ 227	$ 431
(8)	SUBSEQUENT EVENTS

Land Sale and Repayment of Recourse Debt

On April 29, 2005, the Company sold 7.2 acres of commercial land in Parque Escorial within our Puerto Rico segment for $7,448,000. The Company expects a gross profit of approximately $2 million on this sale. The proceeds from the sale were used to repay LDA's recourse land loan due to First Bank with an outstanding balance of $3,351,000 and the $1,902,000 recourse loan due to KEMBT Corporation.

Cash Dividend

On May 12, 2005, the Board of Trustees declared a $0.10 per share cash dividend on the 5,191,554 common shares outstanding, payable on June 8, 2005 to shareholders of record on May 25, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
    The agreements we execute to acquire properties generally are subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable; acquired properties may fail to perform as we expect in analyzing our investments; it may be difficult to identify and complete targeted acquisitions; our estimates of the costs or repositioning or redeveloping acquired properties may be inaccurate; the development opportunity may be abandoned after expending significant resources; our post development occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.
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
  Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of March 31, 2005, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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
  Ability to retain senior management and key employees

We could be hurt by the loss of key management personnel. Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management or other key employees cease to be active in our company.

ACPT and its representatives may from time to time make written and oral forward looking statements, including statements contained in press releases, in its filings with the Securities and Exchange Commission, in its reports to shareholders and in its meetings with analysts and investors. The forward-looking statements included in this Form 10-Q are subject to additional rider and uncertainties further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Refer to the Company's 2004 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated partnerships, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the three months ended March 31, 2005 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2005 (unaudited) with the restated results of operations of the Company for the three months ended March 31, 2004 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

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

Gross profit or gross margin does not represent cash generated from operating activities in accordance with GAAP. Therefore, gross profit and gross margin should not be considered an alternative to net income as an indication of our performance. Also, gross profit and gross margin, should not be considered an alternative to net cash flow from operating activities, as determined under GAAP, as a measure of liquidity. A calculation of gross profit and gross margin for the three months ended March 31, 2005 and 2004, along with a reconciliation to net income for each year, is provided in the following tables.

Calculation of Gross Profit and Gross Margin is as follows:
Three Months Ended March 31, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 799	$ 2,949	$ 3,748
Less cost of land sales	522	2,122	2,644
Gross profit on land sales	277	827	1,104

Gross profit on land sales	277	827	1,104
Land sales revenue	799	2,949	3,748
Gross margin on land sales	35%	28%	29%

Home sales revenue	-	-	-
Less cost of home sales	-	10	10
Gross profit (loss) on home sales	-	(10)	(10)

Gross profit on home sales	-	(10)	(10)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Three Months Ended March 31, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 128	$ -	$ 128
Less cost of land sales	259	45	304
Gross profit (loss) on land sales	(131)	(45)	(176)

Gross profit (loss) on land sales	(131)	(45)	(176)
Land sales revenue	128	-	128
Gross margin on land sales	(102)%	-	(138)%

Home sales revenue	-	5,349	5,349
Less cost of home sales	-	4,073	4,073
Gross profit on home sales	-	1,276	1,276

Gross profit on home sales	-	1,276	1,276
Home sales revenue	-	5,349	5,349
Gross margin on home sales	-	24%	24%

A reconciliation of gross profit to net income for the three months ended March 31, 2005 and 2004 is as follows:
	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited and
		Restated)

Gross profit (loss) on land sales	$ 1,104	$ (176)
Gross profit (loss) on home sales	(10)	1,276
Rental property revenues	5,341	4,411
Rental property operating expenses	2,093	1,836
Management and other fees	727	993
General, administrative, selling and marketing expense	2,704	2,367
Depreciation and amortization	1,008	761
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	1,702	1,649
Minority interest in consolidated entities	26	328
Income tax benefit	(128)	(73)
Net income	$ 227	$ 431

Results of Operations - U.S. Operations:

For the three months ended March 31, 2005 our U.S. segment generated $920,000 of operating income compared to $642,000 of operating income generated by the segment for the same period in 2004. Additional information and analysis of the U.S. operations can be found below.

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

Community development land sales revenue increased by $671,000 to $799,000 for the first quarter of 2005 compared to $128,000 for the first quarter of 2004.

Residential Land Sales

For the three months ended March 31, 2005 and 2004 we did not have any lots available for delivery. We expect to have 28 lots ready for delivery to Lennar Corporation ("Lennar") by the end of May 2005.

In March 2004, the Company executed an agreement with Lennar to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires Lennar to provide $20,000,000 in letters of credit to secure the purchase of the lots. Under the agreement, Lennar's homebuilding companies are required to purchase, at a minimum, 200 residential lots, provided that they are developed and available for delivery, per year on a cumulative basis. Assuming 200 lot sales per year, it is estimated that lot settlements will take place over the next ten years. The ultimate selling price per lot of our lot sales to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the initial price of $90,000 or $100,000 per lot will be recognized upon Lennar's settlement with the respective homebuyers. Prices for our current residential lots reflect the healthy housing market and its upward trend in home prices. The current selling price of town-homes in this area is approximately $250,000 while single-family homes in Fairway Village are selling in excess of $400,000. For the three months ended March 31, 2005, Lennar settled 23 homes providing the Company with $749,000 of additional sales revenue for lots sold in 2004.

Commercial Land Sales

For the three months ended March 31, 2005, we sold 0.3 acres of commercial land for $50,000 ($3.83 per square foot) compared to 1.07 acres of commercial land for $128,000 ($2.75 per square foot) in the first quarter of 2004. The average sales prices of these parcels differ due to their location, use and level of development. As of March 31, 2005, our backlog consisted of 13.88 of commercial acres under contract for a total selling price of $3,892,000.

Gross Profit

The combined gross profit for the quarter ended March 31, 2005 increased to 35% compared to (102)% for the same period of 2004. The increase in the gross profit for the first quarter of 2005 is the result of the additional sales revenue recognized in connection with our residential lot sales agreement offset by period costs that are charged to our community development operations on a quarterly basis. During the first quarter of 2004, we sold one acre of commercial land located in one of our industrial parks developed 25 years ago. Since that time, the county's land development requirements have changed requiring the Company to provide for additional development to deliver the lots for final use. These additional development costs and the first quarter's period costs eroded the gross profit margin to (102)%.

Rental Property Revenues and Operating Expenses - U.S. Operations:

Certain of the U.S. based apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of some of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest. As of March 31, 2005, nine of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes two of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Acquisitions

On October 29, 2004, the Company formed two wholly-owned entities to acquire the assets of two apartment properties, Owings Chase LLC and Prescott Square LLC. Both are market rent properties, allowing us to determine the appropriate rental rates based on market conditions.

The following table presents the results of rental property revenues and operating expenses for the three months periods ended March 31, 2005 and 2004 ($ in thousands):
	For the Three Months Ended
	3/31/05	3/31/04
		(Restated)
Rental Property - Revenues	$ 5,341	$ 4,411
Rental Property - Operating Expenses	2,093	1,836

Rental property revenues increased $930,000 to $5,341,000 for the three months ended March 31, 2005 compared to $4,411,000 for the same period in 2004. Our rental property revenue results during the first quarter of 2005 were directly affected by the apartment acquisitions in October 2004, an overall rent increase of 4% as well as an increase in rent generated by one of our properties that converted from a fully subsidized property to a 100% market rate property in July 2004.

Rental property operating expenses increased $257,000 in the first quarter of 2005 to $2,093,000 compared to $1,836,000 for the first quarter of 2004. The 14% increase in our rental property operating expenses is the result of the apartment acquisitions made in October 2004. The increase attributable to the acquisitions was offset in part by a reduction in operating expenses at our apartment properties as a result of reduction in rehab costs and maintenance supplies due to higher occupancy rates in our apartment properties. The properties also experienced a decrease in mortgage insurance premium expenses and grounds fees for the first quarter of 2005 compared to 2004.

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

Management and other fees for the three months ended March 31, 2005 decreased 46% to $241,000 compared to $446,000 for the same period in 2004. The $205,000 decrease in our management fees is primarily due to the recognition of a $147,000 special management fee earned on the refinancing of Huntington, one of our unconsolidated entities in the first quarter of 2004, with no comparable fee in 2005. The quarter to date decrease is also the result of our termination of a management contract with a non-owned property in October 2004 as well as a reduction in fees earned from the properties in connection with their use of the computer system.

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

General, administrative, selling and marketing costs incurred within our U.S. operations increased $357,000 to $1,869,000 for the three months ended March 31, 2005, compared to $1,512,000 for the same period of 2004.

The 23% increase in general, administrative, selling and marketing costs is primarily attributable to $381,000 of additional professional services fees including audit, tax compliance, corporate costs and legal fees incurred in the first quarter of 2005 as a result of additional corporate governance and price increases in excess of inflation. The remainder of the first quarter's increase is the result of a $170,000 increase in salaries and benefits, including bonuses, offset by bad debt expense of $235,000 recorded in the first quarter of 2004 on the outstanding accounts receivable balances due from two apartment properties for which we serve as the general partner and one affiliated property that we managed at that time.

Depreciation Expense - U.S. Operations:

Depreciation expense increased $241,000 to $977,000 for the first three months of 2005 compared to $736,000 for the same period in 2004. Depreciation expense for the period ended March 31, 2005 was directly affected by the apartment acquisitions in October 2004 and capital improvements made to our rental properties.

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

For the three months ended March 31, 2005, the Company recognized earnings of $24,000 for its investment in its unconsolidated real estate entities. For the same period in 2004, the Company recognized a loss of $331,000 in its investment in its unconsolidated entities. This increase was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships in 2004 with no comparable write-offs in 2005.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

Interest expense increased 5% in the first quarter of 2005 to $1,839,000 compared to $1,744,000 for the first three months of 2004. We experienced an overall increase in our average debt outstanding due to the increased loan amounts of the mortgages refinanced and the acquisition of two additional apartment properties in October 2004. The quarter to date increase was offset by loan fees amortized in the first quarter of 2004 for loans that were paid off by December 31, 2004 as well as loan fees and prepayment penalties paid in connection with the refinancing of one of our apartment properties mortgages in January 2004.

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

Minority interest for the three months ended March 31, 2005 was $26,000 compared to $328,000 for the three months ended March 31, 2004. The minority owners' share of income decreased $302,000 during the first quarter of 2005 primarily as a result of distributions to the minority owners in excess of their basis from the refinancing of one of our consolidated apartment properties in January 2004 with no comparable amounts recognized in the first quarter of 2005.

Benefit for Income Taxes - U.S. Operations:

The effective tax rate for the three months ended March 31, 2005 and 2004 is 38%. The federal and state statutory rate is 39%. The difference between the statutory rate and the effective rate is related to the combined effect of permanent items and U.S. taxation on foreign source interest income without corresponding foreign tax credits. The first quarter of 2005 and 2004 reflects a tax benefit of approximately $332,000 and $655,000, respectively. The tax benefit in the first quarter 2005 is primarily due to net operating losses the Company expects to fully utilize. The first quarter 2004 tax benefit is principally the result of temporary book to tax differences generated by our investment properties.

Results of Operations - Puerto Rico Operations:

For the three months ended March 31, 2005, our Puerto Rico segment generated $396,000 of operating income compared to $898,000 of operating income generated by this segment for the same period in 2004. Additional information and analysis of the Puerto Rico operations can be found below.

Community Development - Puerto Rico Operations:

Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

Community development land sales revenue during the three months ended March 31, 2005 was $2,949,000, with no sales during the same period in 2004. In February 2005, the Company sold 2.5 commercial acres in Parque Escorial. The gross profit margin for the quarter ended March 31, 2005 was 28%.

As of March 31, 2005, a contract for 7.2 acres of commercial land in Parque Escorial for $7,448,000 was in backlog. The sale closed on April 29, 2005 and will be reflected within the Company's results of operations in the second quarter. The Company expects a gross profit of approximately $2 million on this sale.

Homebuilding - Puerto Rico Operations:

The Company organizes corporations as needed to operate each individual homebuilding project. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial ("Brisas"). In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The condominiums went on the market in January 2005 with expected delivery to commence in the third quarter 2005. The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.

During the first three months of 2004, thirty units of Brisas project were closed generating an aggregate of $5,349,000 of sales revenue, with no comparable home sales revenue generated for the same period in 2005. The gross profit for the first three months of 2004 was 24%. As of March 31, 2005, thirty units of Torres were under contract at an average selling of price of $241,000 per unit. Each sales contract is non-contingent and is backed by a $6,000 deposit.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from each of the apartment properties in which we hold an ownership interest, four properties owned by non-affiliates and commercial properties owned by the Wilson Family. In addition to the monthly fee, we earn incentive management fees from six of the properties as well as property-owner association fees from four of the properties operating in Parque Escorial. Fees earned from apartment property refinancings and sponsor and developer fees are also reflected in this section. We defer the portion of the refinancing fees related to our ownership percent in those partnerships and amortize them into income over the term of the respective partnerships' loans.

Management fees decreased 12% for the three months ended March 31, 2005 to $487,000 as compared to $551,000 for the same period in 2004 primarily due to the recognition of $64,000 additional refinancing fees for the three months ended March 31, 2004 with no comparable fees recognized for the same period in 2005 and the termination of management fees from El Monte Properties when the property was sold in December 2004.

In April 2005, the management contract for the remaining commercial property was terminated when the property was sold. During the first quarter of 2005, the Company earned $20,000 in management fees from this property.

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

General, administrative, selling and marketing expenses decreased 3% to $836,000 for the three months ended March 31, 2005 as compared to $859,000 for the three months ended March 31, 2004.  This decrease is primarily attributable to a $38,000 reduction in selling and marketing in our homebuilding operations due to the completion of the Brisas project, a $38,000 reduction in legal, tax consulting and miscellaneous expenses, as well as a $34,000 reduction in expenses related to outstanding share appreciation rights as a result in a slight decrease in the Company's share price during the first quarter of 2005 compared to the first quarter of 2004. The decreases we experienced in 2005 were offset in part by increases in salaries and fringe benefits of $59,000 and auditing fees of $25,000.

Equity in Earnings from Unconsolidated Entities- Puerto Rico Operations:

Our investments in all of our apartment properties in Puerto Rico are accounted for under the equity method of accounting and all of the properties are subsidized by HUD. We also account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting. The earnings from our investments in the apartment properties and the commercial rental property are reflected within this section. The recognition of earnings varies from partnership to partnership depending on our investment basis in the property, where the partnership is in the earnings stream, and whether or not the limited partners have recovered their capital.

Equity in earnings from partnerships decreased $724,000 to $321,000 during the three months ended March 31, 2005, compared to $1,045,000 for the three months ended March 31, 2004. The decrease is the result of $785,000 of distributions received in excess of our investment basis from one of our partnerships out of the refinancing of its mortgage in March 2004. The Company has no required funding obligation for this partnership. The current period's decrease was offset in part by cash distributions of $30,000 received from El Monte Properties, as well as slight increase in our return due to rent increases at the apartment projects and lower operating costs at the commercial property.

Interest Expense - Puerto Rico Operations:

Interest on the homebuilding and office building construction loans are capitalized. Any excess bank interest, interest on capital leases and the amortization of certain loan fees are reflected on our financial statements as interest expense.

Interest expense decreased 40% for the three months ended March 31, 2005 to $12,000 compared to $20,000 for the same period in 2004. The decrease is attributable to a reduction in the amortization of deferred financing costs.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rates for the first quarter of 2005 and 2004 are 21% and 28%, respectively. The statutory rate is 29%. The difference in the statutory tax rate and the effective tax rate is the effect of special tax exempt income, capital gains treatment, and non-taxable foreign source income.

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
	Three Months Ended March 31,
	2005	2004
		(Restated)
Operating Activities	$ 1,149	$ 6,227
Investing Activities	(4,986)	(2,885)
Financing Activities	5,767	2,688
Net Increase in Cash	$ 1,930	$ 6,030

Net cash flow provided by operating activities produced $1,149,000 of cash flow for the three months ended March 31, 2005 compared to $6,227,000 of cash flows provided by operating activities for the three months ended March 31, 2004. The $5,000,000 decrease in cash flows from operating activities for the first quarter of 2005 compared to the first quarter of 2004 is primarily due to the phase of our homebuilding projects in Puerto Rico for the respective periods. The Company is currently in the construction phase of its next homebuilding project and is expected to begin selling finished units in the third quarter of 2005. During the first quarter of 2004, the Company sold 30 units from its previous project. From period to period, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the quarter ended March 31, 2005, net cash used in investing activities was $4,986,000 compared to $2,885,000 of net cash used by operating activities during the first quarter of 2004. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. For the three month periods ended March 31, 2005 and 2004, our development activity outpaced the distributions received from our real estate investments. During the first quarter of 2005, the Company invested $3,000,000 in its community development assets. In addition, the Company invested $699,000 in its existing properties and $1,300,000 in the construction of a 57,000 square foot office building in Parque Escorial, Puerto Rico. The total cost of the office building is expected to be $11,100,000. The Company obtained letters of intent to lease approximately 50% of the building prior to commencing construction. The office building is scheduled to be available for occupancy in the second quarter of 2005. For the three months ended March 31, 2004, we invested $2,200,000 in our community development assets, $1,000,000 in the construction of the office building in Puerto Rico, and $400,000 in existing properties.

  In the first quarter of 2005, $5,767,000 of cash was provided by financing activities compared to $2,688,000 of cash provided by financing activities in the first quarter of 2004. Cash provided by or used in financing activities generally relates to dividend distributions to our shareholders, and advances and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. For the three months ended March 31, 2005, we received approximately $8,800,000 of cash proceeds from the refinancing of Lancaster, one of our apartment properties, mortgages in March, and $3,000,000 of development loan proceeds received during the quarter in conjunction with construction of the office building in Puerto Rico, and the development of our homebuilding project in Parque Escorial. Proceeds received from debt financing in the first quarter of 2005 were offset by $6,165,000 of debt curtailments, including Lancaster's original loan of $3,800,000, and $512,000 of cash dividends distributed to our shareholders on March 10, 2005.

The following chart reflects our contractual financial obligations as of March 31, 2005:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt-community
Development and homebuilding	$ 25,194	$ 7,201	$ 12,024	$ 951	$ 5,018
Total recourse debt-investment properties	1,881	57	197	154	1,473
Total non-recourse debt-investment properties	104,774	8,948	4,650	3,725	87,451
Capital lease obligations	72	16	34	22	-
Operating lease obligations	1,652	549	800	303	-
Purchase obligations	25,926	10,686	15,210	30	-
Total contractual cash obligations	$ 159,499	$ 27,457	$ 32,915	$ 5,185	$ 93,942

Recourse Debt - U.S. Operations

During 2002, we settled our long-standing disputes with the Charles County Government. As part of that settlement, the County agreed to issue tax-exempt bonds to fund certain major infrastructure in St. Charles and we agreed to provide letters of credit to secure the bonds and escalate our development pace. The bonds will be repaid from future lot sales in St. Charles. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond (the "2004 Bonds") on behalf of the Company. The 2004 Bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments and mature in 2019. In October 2004, we formalized an agreement with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the 2004 Bonds; as such, the Company recorded the full amount of the debt. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the 2004 Bonds and one-twelfth of the annual principal payment due on the 2004 Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the 2004 Bonds. This letter of credit was issued by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.

In March 2005, the Charles County Commissioners issued another series of municipal bonds (the "2005 Bonds"), raising $6,000,000, on behalf of the Company. The 2005 Bonds bear an interest rate escalating from 5% to 5.125% and call for semi-annual interest payments and annual principal payments and mature in 2020. The Charles County Commissioners will provide proceeds from the issuance of the 2005 Bonds to the Company when certain major development occurs for the County's road projects over an eighteen-month period. A formal agreement with the County has not yet been executed.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's community development and homebuilding assets within its Puerto Rico segment are encumbered by recourse debt. LDA's land loans due to FirstBank with an aggregate outstanding balance of $3,351,000, and $1,902,000 due to KEMBT Corporation, were repaid in full on April 29, 2005.

The Company obtained a construction loan in March 2004 for its next homebuilding project, Torres del Escorial. The construction loan with FirstBank carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales, which are scheduled to begin in the third quarter of 2005. Construction advances of $15,252,000 remain available under this credit facility.

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 of the Notes to Consolidated Financial Statements, the non-recourse apartment properties' debt is collateralized by apartment projects and secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

On March 1, 2005, the non-recourse mortgage for one of our wholly owned apartment properties, Lancaster Apartment Partnership, was refinanced with a non-recourse mortgage loan of $8,832,000 with a lower interest rate of 5.215%. The net proceeds of $4,464,000 from the refinancing will be used for capital improvements at the property site, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages.

Non-Recourse Debt - Puerto Rico Operations

A construction loan of $8,625,000 from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the office building in Parque Escorial. The construction loan is scheduled to convert into a 30-year term loan prior to its maturity on October 31, 2005. As of March 31, 2005, the outstanding balance on the construction loan was $7,736,000.

Purchase Obligations

In addition to our contractual obligations described above we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties and costs associated with developing our land in the U.S. and Puerto Rico. Also, we intend to repurchase a piece of land from a power plant company for $2,400,000. Our U.S. and Puerto Rico land development contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

For the remaining nine months in 2005, we will seek additional development loans, construction loans and permanent mortgages for continued development of St. Charles, a new apartment project in St. Charles, the new office building in Puerto Rico and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all. The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations
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

As of March 31, 2005, there have been no material changes in the Company's financial market risk since December 31, 2004 as discussed in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

  Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective and are improperly designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

As reported more fully in our 2004 annual report on Form 10-K, we restated certain of our previously issued financial statements to correct our accounting treatment including the accounting for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously recorded under the equity method. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board ("PCAOB") indicates that a restatement of previously issued financial statements is a "strong indicator that a material weakness in internal control over financial reporting exists." The Company's CEO, CFO and Audit Committee have developed a plan to design additional processes and review procedures to remediate this material internal control weakness and also enhance the Company's disclosure controls and procedures. Key elements of this plan include the addition of a chief accountant position, the preparation and maintenance of detailed summaries of our partnership agreements and revision of the Company's accounting policies with regard to the proper accounting procedures for it's investments in partnerships. The partnership summaries and accounting policy documents will be monitored and updated as changes occur with respect to the partnership and new accounting pronouncements are issued. The Company has implemented certain additional review procedures by senior management personnel over the financial statement close process and will continue to enhance these procedures. Management expects to have the plan fully implemented before December 31, 2005.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See the information under the heading "Legal Matters" in Note 5 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

(A)	Exhibits
31.1	Certification of Chairman and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chairman and Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 12, 2005	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 12, 2005	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer