Form 10-Q
period 2005-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-08-12
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

As of August 5, 2005, there were 5,197,954 Common Shares outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

JUNE 30, 2005
TABLE OF CONTENTS

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
		(Restated)
Revenues
Community development-land sales	$ 12,721	$ 4,914
Homebuilding-home sales	-	9,309
Rental property revenues	10,828	8,998
Management and other fees, substantially all from related entities	1,697	1,936
Reimbursement of expenses related to managed entities	3,227	3,394
Total revenues	28,473	28,551

Expenses
Cost of land sales	8,880	3,459
Cost of home sales	21	7,042
Rental property operating expenses	4,374	3,735
General, administrative, selling and marketing	5,415	4,887
Depreciation and amortization	1,950	1,522
Expenses reimbursed from managed entities	3,227	3,394
Total expenses	23,867	24,039

Operating income	4,606	4,512

Other income (expense)
Interest and other income	646	226
Equity in earnings from unconsolidated entities	628	937
Interest expense	(3,257)	(2,768)
Minority interest in consolidated entities	(238)	(447)

Income before provision for income taxes	2,385	2,460
Provision for income taxes	480	592

Net income	$ 1,905	$ 1,868

Earnings per share
Basic and diluted	$ 0.37	$ 0.36
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.20	$ 0.15
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
		(Restated)
Revenues
Community development-land sales	$ 8,973	$ 4,786
Homebuilding-home sales	-	3,960
Rental property revenues	5,487	4,587
Management and other fees, substantially all from related entities	970	943
Reimbursement of expenses related to managed entities	1,650	1,759
Total revenues	17,080	16,035

Expenses
Cost of land sales	6,236	3,155
Cost of home sales	11	2,969
Rental property operating expenses	2,281	1,899
General, administrative, selling and marketing	2,711	2,520
Depreciation and amortization	942	761
Expenses reimbursed from managed entities	1,650	1,759
Total expenses	13,831	13,063

Operating income	3,249	2,972

Other income (expense)
Interest and other income	521	145
Equity in earnings from unconsolidated entities	283	223
Interest expense	(1,555)	(1,119)
Minority interest in consolidated entities	(212)	(119)

Income before provision for income taxes	2,286	2,102
Provision for income taxes	608	665

Net income	$ 1,678	$ 1,437

Earnings per share
Basic and diluted	$ 0.32	$ 0.28
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.10	$ 0.05
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 18,602	$ 16,138
Restricted	2,555	2,667
	21,157	18,805

Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $45,273 and $43,464, respectively	67,118	65,071
Other operating assets, net of amortization of $715
and $412, respectively	8,332	7,844
Investment in unconsolidated apartment partnerships	3,082	3,942
Investment in unconsolidated commercial property partnerships	4,888	4,872
Other receivables	388	641
Development cost and construction	11,009	9,052
	94,817	91,422

Assets Related to Community Development
Land and development costs
Puerto Rico	18,616	25,078
St. Charles, Maryland	32,240	24,444
Receivable from bond proceeds	9,391	4,810
Notes receivable on lot sales and other	318	301
Investment in joint venture	4,465	5,625
	65,030	60,258

Assets Related to Homebuilding
Condominiums under construction	16,630	10,675

Other Assets
Deferred tax assets	4,857	1,362
Receivables and other	808	873
Property, plant and equipment, less accumulated depreciation
of $1,672 and $1,580, respectively	848	632
	6,513	2,867
Total Assets	$ 204,147	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Liabilities Related to Investment Properties
Recourse debt	$ 4,867	$ 1,896
Non-recourse debt	107,273	98,879
Accounts payable and accrued liabilities	8,419	7,617
Deferred income	495	417
	121,054	108,809

Liabilities Related to Community Development
Recourse debt	1,000	8,709
Recourse debt-County Bonds	13,590	7,795
Accounts payable and accrued liabilities	5,588	4,485
Deferred income related to joint venture	4,277	4,277
	24,455	25,266

Liabilities Related to Homebuilding
Recourse debt	13,533	8,792
Accounts payable and accrued liabilities	2,691	1,998
	16,224	10,790

Other Liabilities
Accounts payable and accrued liabilities	3,572	3,171
Notes payable and capital leases	194	202
Accrued income tax liability-current	3,498	1,622
	7,264	4,995
Total Liabilities	168,997	149,860

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 and 5,191,554 shares issued and outstanding as of
June 30, 2005 and December 31, 2004, respectively	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,066	16,964
Retained earnings	18,408	17,527
Total Shareholders' Equity	35,150	34,167

Total Liabilities and Shareholders' Equity	$ 204,147	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Earnings	Total

Balance December 31, 2004 (Audited)	5,191,554	$ 52	$ (376)	$ 16,964	$ 17,527	$ 34,167
Net income	-	-	-	-	1,905	1,905
Dividends declared	-	-	-	-	(1,024)	(1,024)
Issuance of shares to Trustees	6,400	-	-	102	-	102
Balance June 30, 2005 (Unaudited)	5,197,954	$ 52	$ (376)	$ 17,066	$ 18,408	$ 35,150
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands)
(Unaudited)

	2005	2004
		(Restated)
Cash Flows from Operating Activities
Net income	$ 1,905	$ 1,868
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,950	1,522
Benefit for deferred income taxes	(3,495)	(1,079)
Equity in earnings-unconsolidated entities	(628)	(937)
Cost of sales-community development	8,880	3,459
Cost of sales-homebuilding	21	7,042
Stock based compensation expense	655	197
Minority interest in consolidated entities	238	447
Amortization of deferred loan costs	312	504
Changes in notes and accounts receivable	291	(1,920)
Additions to community development assets	(10,214)	(5,092)
Homebuilding-construction expenditures	(5,976)	(3,825)
Changes in accounts payable, accrued liabilities	4,109	2,271
Net cash (used in)/provided by operating activities	(1,952)	4,457

Cash Flows from Investing Activities
Investment in office building and apartment construction	(1,957)	(1,827)
Distribution from land real estate joint venture	1,160	-
Change in investments-unconsolidated apartment partnerships	1,116	745
Change in investments-unconsolidated commercial partnerships	356	(1,127)
Change in restricted cash	112	(1,177)
Additions to rental operating properties, net	(2,043)	(842)
Other assets	(347)	(223)
Net cash used in investing activities	(1,603)	(4,451)

Cash Flows from Financing Activities
Cash proceeds from debt financing	18,245	21,252
Payment of debt	(12,416)	(17,751)
County Bonds proceeds, net of undisbursed funds	1,214	-
Dividends paid to shareholders	(1,024)	(768)
Net cash provided by financing activities	6,019	2,733

Net Increase in Cash and Cash Equivalents	2,464	2,739
Cash and Cash Equivalents, Beginning of Year	16,138	13,716
Cash and Cash Equivalents, June 30,	$ 18,602	$ 16,455
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 as a real estate investment trust under Article 8 of the Maryland Trust Law. ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

On October 5, 1998 IGC transferred to ACPT the common shares of four subsidiaries that collectively comprised the majority of the principal real estate operations and assets of IGC. In exchange, ACPT issued to IGC 5,207,954 common shares of ACPT, all of which were distributed to the partners of IGC, resulting in the division of IGC's operations into two companies. The shares were distributed on a basis of one ACPT share for every two IGC units and a proportionate share to IGC's general partners.

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

Restated and Reclassified Financial Data

As more fully described in Notes 14 and 15 of the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following:

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

The adjustments resulted in the following (decrease) in net income and earnings per share - basic and diluted (in thousands except per share data):
	For the Six Months	For the Three Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Net income	$ (845)	$ (45)
Earnings per share - basic and diluted	$ (0.16)	$ (0.01)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ACPT and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. As of June 30, 2005, the consolidated group includes ACPT and its four major subsidiaries, ARPT, ARMC, ALD and IGP Group. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Nottingham South LLC, Owings Chase LLC, Palmer Apartments Associates Limited Partnership, Prescott Square LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The assets and liabilities of the partnerships contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

The Company's investment in the partnerships that it does not control, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

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

The operating results for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding. Weighted average shares outstanding for the six and three months ended June 30, 2005 and 2004 were not adjusted for the diluted calculation.

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

The table below presents the major classes of depreciable assets as of June 30, 2005 and December 31, 2004 (in thousands):
	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)

Land	$ 8,468	$ 8,110
Building	93,905	91,319
Building improvements	3,980	3,616
Equipment	6,038	5,490
	112,391	108,535
Accumulated depreciation	45,273	43,464
Operating properties, net	$ 67,118	$ 65,071

In addition, the Company owned other property and equipment of $848,000 and $632,000, net of accumulated depreciation, respectively, as of June 30, 2005 and December 31, 2004. Total depreciation expense was $1,950,000 and $1,522,000 for six months ended June 30, 2005 and 2004, respectively, and $942,000 and $761,000 for the three months ended June 30, 2005 and 2004, respectively.

Acquired Real Estate Properties

On October 29, 2004, the Company, through its subsidiary AHP, completed the acquisition of the assets of two apartment properties in Pikesville, Maryland containing a total of 307 apartment units. The properties were purchased for approximately $20,000,000.

On May 23, 2005, the Company, through its subsidiary AHP, completed the acquisition of an apartment property in Baltimore, Maryland containing 85 units for approximately $3,000,000. The acquisition was financed through a combination of cash and non-recourse debt financing.

We allocated the purchase price of acquired properties to the related physical assets (land and building) and in-place leases based on the fair values of each component, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready, the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 40 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $483,000 for the October acquisition and $104,000 for the May acquisition, which are included in other operating assets in the accompanying balance sheet, over the remaining term of the related leases, which term is no longer than one year.

Reclassification

Certain amounts from the prior year have been reclassified to conform to our current year's presentation.

Impact of Recently Issued Accounting Standards

SFAS 123(R)

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. Pro forma disclosure is no longer an alternative. This revision is effective in the first interim or annual reporting period beginning after January 1, 2006. This revision is not expected to have a material impact on the Company's financial condition of results of operations.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the dates FAS 154 was issued.  We do not anticipate that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations.

FIN 46

In January 2003, the FABS issued Interpretation No. 46 (revised December 2003) ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The objective of FIN 46-R is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entities to be consolidated with the results of the primary beneficiary if the primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We adopted FIN 46-R as of March 31, 2004. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

As discussed in Note 3, our Company holds interests in and acts as the managing agent of certain partnerships established for the purpose of constructing and renting residential housing. We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens Limited Partnership ("Brookside") and Lakeside Apartments Limited Partnership ("Lakeside"), are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to losses for Brookside of $205,000 and Lakeside of $171,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

EITF Issue 04-5

In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-5.  EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.  EITF 04-5 is being applied after June 29, 2005 for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the consensus will be applied no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. There are two transition method alternatives available upon adoption; one involves a cumulative effect of a change in accounting principle recorded in opening retained earnings and the other involves restatement.   We have not yet determined the financial impact or method of adoption of EITF 04-5; however, we believe most of the apartment partnerships reflected in Note 3, Investment in Unconsolidated Real Estate Entities, will be consolidated.

(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in 13 limited partnerships which own apartment properties in the United States and Puerto Rico; a limited partnership interest in a limited partnership that owns a commercial property in Puerto Rico; and a 50% ownership interest in a limited liability company.

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

Apartment Partnerships

The unconsolidated apartment partnerships as of June 30, 2005 include 13 partnerships owning 3,463 rental units in 16 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates S.E., Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company holds a general partner interest in the remaining partnerships listed above and pursuant to the terms of the partnership agreement, has significant influence over the operations of the partnership's operations. The general partner generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of profits, losses and cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. The limited partners of certain partnerships have additional rights including that the partnership cannot be terminated without their approval and the ability to remove the general partner under certain default conditions. Depending on the partnership, the limited partners may have additional participating rights, which include the right to approve the managing agent, to approve the budget, and to prohibit the general partner from refinancing the property. As such, in accordance with SOP 78-9, the limited partners have important rights and the general partner is considered a noncontrolling partner. Accordingly, the partnerships are accounted for under the equity method.

Commercial Partnerships

The Company holds a limited partner interest in a commercial property in Puerto Rico which it accounts for under the equity method. ELI, S.E. ("ELI") is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.

Prior period results reflect the Company's 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") that it purchased from Insular Properties Limited Partnership ("Insular") on April 30, 2004 for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In the first quarter 2005, El Monte distributed to the Company $30,000 cash and its 50% share of the $3,000,000 note. The Company will recognize income as it receives cash payments on the note. The note is due in installments over a three year period beginning in December 2007. El Monte expects to wind up its affairs in 2005.

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with Lennar Corporation ("Lennar") for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a joint venture, St. Charles Active Adult Community, LLC, was formed to carry out the terms of the joint venture. Lennar and the Company each hold a 50% ownership interest in the limited liability company. The operating agreement calls for the joint venture to develop 352 lots and to deliver the lots to Lennar, starting at the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at the historical cost basis of the land, with the proceeds received reflected as deferred revenue which will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and Lennar provided development completion guarantees for the project with an estimated cost to complete of approximately $10,000,000 as of June 30, 2005.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities for which the Company accounts under the equity method. The information is presented to segregate the apartment partnerships from both the commercial partnerships accounted for within the investment properties caption on the balance sheet, and our 50% ownership interest in the land development joint venture that is accounted for within the community development caption on the balance sheet.
			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
June 30, 2005	$ 79,732	$ 28,911	$ 11,005	$ 119,648
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
June 30, 2005	103,379	24,025	-	127,404
December 31, 2004	102,924	24,975	-	127,899
Total Recourse Debt
June 30, 2005	-	-	3,794	3,794
December 31, 2004	-	-	-	-
Total Other Liabilities
June 30, 2005	8,873	1,125	280	10,278
December 31, 2004	9,673	3,231	235	13,139
Total (Deficit) Equity
June 30, 2005	(32,520)	3,761	6,931	(21,828)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment
June 30, 2005	3,082	4,888	4,465	12,435
December 31, 2004	3,942	4,872	5,625	14,439

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Operations:
Total Revenue
Six Months Ended June 30, 2005	13,871	1,827	-	15,698
Six Months Ended June 30, 2004 (Restated)	13,573	3,396	-	16,969
Three Months Ended June 30, 2005	6,956	913	-	7,869
Three Months Ended June 30, 2004 (Restated)	6,836	2,484	-	9,320
Net Income
Six Months Ended June 30, 2005	1,017	898	(3)	1,912
Six Months Ended June 30, 2004 (Restated)	83	932	-	1,015
Three Months Ended June 30, 2005	361	466	(3)	824
Three Months Ended June 30, 2004 (Restated)	270	539	-	809
Company's Recognition of Equity in Earnings
Six Months Ended June 30, 2005	256	372	-	628
Six Months Ended June 30, 2004 (Restated)	618	319	-	937
Three Months Ended June 30, 2005	104	179	-	283
Three Months Ended June 30, 2004 (Restated)	47	176	-	223

Summary of Cash Flows:
Cash Flows from Operating Activities
Six Months Ended June 30, 2005	3,196	875	42	4,113
Six Months Ended June 30, 2004 (Restated)	2,404	1,222	-	3,626
Three Months Ended June 30, 2005	1,020	7	42	1,069
Three Months Ended June 30, 2004 (Restated)	846	340	-	1,186
Company's Share of Cash Flows from Operating Activities
Six Months Ended June 30, 2005	1,014	396	21	1,431
Six Months Ended June 30, 2004 (Restated)	562	561	-	1,123
Three Months Ended June 30, 2005	313	(3)	21	331
Three Months Ended June 30, 2004 (Restated)	176	162	-	338
Operating Cash Distributions
Six Months Ended June 30, 2005	2,478	753	2,320	5,551
Six Months Ended June 30, 2004 (Restated)	884	702	-	1,586
Three Months Ended June 30, 2005	993	341	2,320	3,654
Three Months Ended June 30, 2004 (Restated)	266	374	-	640
Company's Share of Operating Cash Distributions
Six Months Ended June 30, 2005	1,075	356	1,160	2,591
Six Months Ended June 30, 2004 (Restated)	290	304	-	594
Three Months Ended June 30, 2005	398	154	1,160	1,712
Three Months Ended June 30, 2004 (Restated)	83	155	-	238
Refinancing Cash Distributions
Six Months Ended June 30, 2005	100	-	-	100
Six Months Ended June 30, 2004 (Restated)	2,526	-	-	2,526
Three Months Ended June 30, 2005	100	-	-	100
Three Months Ended June 30, 2004 (Restated)	-	-	-	-
Company's Share of Refinancing Cash Distributions
Six Months Ended June 30, 2005	1	-	-	1
Six Months Ended June 30, 2004 (Restated)	1,249	-	-	1,249
Three Months Ended June 30, 2005	1	-	-	1
Three Months Ended June 30, 2004 (Restated)	-	-	-	-
(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2005 and December 31, 2004 (in thousands):
	Maturity	Interest	Outstanding As Of
	Dates	Rates (a),(b)	June 30,	December 31,
	From/To	From/To	2005	2004
			(unaudited)	(audited)
Related to community development:
Recourse debt (c)	06-30-06/	Non-interest	$ 14,590	$ 16,504
	03-01-20	bearing/P+1%

Related to homebuilding:
Recourse debt (d)	03-31-07	P	13,533	8,792

Related to investment properties:
Recourse debt (e)	05-15-07/	6.98%/P+1.25%	4,867	1,896
	01-23-13

Non-recourse debt (f)	10-31-05/	LIBOR	107,273	98,879
	02-01-39	+2.25%/7.85%
General:
Recourse debt (g)	07-04-05/	Non-interest	194	202
	06-01-09	bearing/10.95%
Total debt			$ 140,457	$ 126,273
  "P" = Prime lending interest rate.  (The prime rates at June 30, 2005 and December 31, 2004 were 6.25%

         and 5.25% respectively).

  LIBOR = London Inter Bank Offer Rate.  It is a standard financial index used in U.S. capital markets and can be found in the Wall Street Journal.  It is an index that is used to set the cost of various variable-rate loans.  The three-month LIBOR rates at June 30, 2005 and December 31, 2004 were 3.50 % and 2.56%, respectively.
  As of June 30, 2005, $13,590,000 of the community development recourse debt relates to the general obligation bonds with the Charles County Government as described in detail under the heading "Financial Commitments" in Footnote 5.  The remainder of the outstanding balance is fully collateralized by approximately 500 acres within Parque El Commandante. On April 29, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation were repaid in full. As a result, the balance of the land inventory in Parque Escorial is unencumbered as of June 30, 2005.
  The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $15,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid primarily by the proceeds from home sales, which are scheduled to begin in the fourth quarter of 2005.
  As of June 30, 2005 and December 31, 2004, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of Village Lake and Coachman's.

  In June 2005, the Company signed a 2 year, $3,000,000 recourse note with Columbia Bank.  The loan carries a fixed interest rate of 6.98% and requires the Company to pay monthly principle and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land acquired in the second quarter of 2005.

  The non-recourse investment properties' debt is collateralized by the apartment projects. As of June 30, 2005, approximately $51,236,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. As of June 30, 2005, a portion of the outstanding balance is composed of a mortgage loan of $4,079,000 that has a stated interest rate of 7.5%; however, after deducting interest subsidy provided by HUD, the effective interest rate over the life of the loan is 1%. The non-recourse debt balance is also composed of a $7,968,000 construction loan for an office building in Parque Escorial that matures on October 31, 2005.
  The general recourse debt outstanding as of June 30, 2005 is made up of various capital leases outstanding within our US and Puerto Rico operations as well as vehicle notes.

                The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of June 30, 2005, the Company was in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Financial Commitments

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance this construction and the Company obtained letters of credit to guarantee the repayment of these bonds. In March 2004, the Charles County Commissioners issued an $8,000,000 Consolidated Public Improvement Bond (the "2004 Bonds") on behalf of the Company. The 2004 Bonds bear an interest rate between 4% and 5% and call for semi-annual interest payments and annual principal payments and mature in 2019. In October 2004, we formalized an agreement with the County that stipulates the borrowing and repayment provisions for the funds advanced. Under the terms of the agreement, the Company is obligated to pay interest and principal on the full amount of the 2004 Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County, which is included within our Community Development assets, representing the remaining 2004 Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. To the extent not all the proceeds are used to fund development, any unused funds will be used to repay the 2004 Bonds. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the 2004 Bonds and one-twelfth of the annual principal payment due on the 2004 Bonds. In connection with the arrangement, the Company is required to provide a letter of credit to secure the repayment of the 2004 Bonds. This letter of credit was issued by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.

In March 2005, the Charles County Commissioners issued another series of 15 year public improvement general obligation bonds (the "2005 Bonds"), raising $6,000,000, on behalf of the Company. The 2005 Bonds bear an interest rate escalating from 5% to 5.125% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will provide proceeds from the issuance of the 2005 Bonds to the Company when certain major development occurs for the County's road projects over an eighteen-month period. The Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the 2005 Bonds and one-twelfth of the annual principal payment due on the 2005 Bonds. A formal agreement with the County was executed in May 2005.

As of June 30, 2005, ACPT is guarantor of $14,367,000 of surety bonds for the completion of land development projects with Charles County, substantially all of which are for the benefit of the Charles County Commissioners.

Consulting Agreement and Arrangement

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 which provides for annual cash payments of $200,000 through October 2008.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of June 30, 2005, ACPT has guaranteed $18,457,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $14,533,000 of outstanding debt owed by its subsidiaries. LDA guaranteed $13,533,000 of outstanding debt owed by its subsidiary. In addition, St. Charles Community LLC guaranteed $4,867,000 of outstanding debt owed by AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the Charles County Commissioners, one employee of Charles County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent the plaintiff from obtaining signage for one of his lots and the development of a second lot. Each of the three counts seeks actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss all counts of the complaint at a May 2002 hearing. The Plaintiff appealed the dismissal and the appellate court dismissed the appeal as premature. The underlying claim filed by the PDRB against the Plaintiff was tried on February 4, 2004, and by Order of the Circuit Court of Charles County, Maryland dated April 8, 2004, the PDRB was successful and all claims filed by the Plaintiff were denied. The Plaintiff has filed an appeal to the Court of Special Appeals concerning both the May 2002 Order and the April 8, 2004 Order, which granted relief to the PDRB. Argument has been held before the Court of Special Appeals on March 4, 2005. This Court issued its opinion on or about April 20, 2005 affirming the trial court's dismissal of all counts as to the Company. Vann filed a petition for certiorari with the Court of Appeals, Maryland's highest court, in mid June 2005.

On February 3, 2004, Constance and Joseph Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiffs alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. As relief, Plaintiffs seek a temporary restraining order, compensatory damages of $3,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve them of their obligations under their respective leases, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiffs' apartment. A motion for partial summary judgment was filed and denied by the court. An agreement has been reached to settle all claims. The Company's portion of the settlement will be paid by its insurer.

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor also named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. It also alleges that ARMC and other Defendants failed to supervise or monitor the activities of employees of ARMC and employees of other Defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other Defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion -- privacy violations). In addition to the other relief requested, Plaintiffs sought a temporary restraining order. A hearing has already been held on Plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the Plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act. A motion for partial summary judgment was filed by the Defendants, including ARMC. Additionally, Plaintiff filed a motion to compel discovery from ARMC, including, but not limited to what are likely thousands of pages of documents. The motion for partial summary judgment was granted in part:  Judgment was entered in favor of ARMC as to the three counts (I, II, and III) alleging violations of the Consumer Protection Procedures Act.  Additionally, judgment was granted in favor of ARMC as to the claims asserted by the Tenants Association.  Plaintiffs' counsel moved to add twenty-eight individual present and former tenants as plaintiffs (in addition to the two original individual plaintiffs) but the court denied that motion.    The court then dismissed one of the two remaining individual Plaintiffs, ordering that his case be tried in landlord-tenant court.  The court also dismissed the claims for punitive damages.  Thus, the case will now be tried for the remaining plaintiff.

On February 3, 2004, Karen Stephenson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. The Company was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against Defendants including the Company. Those four counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. As relief, Plaintiff seeks a temporary restraining order, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve her of her lease obligations, preliminary injunction, attorneys' fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. A motion for partial summary judgment was filed and denied by the court. An agreement has been reached to settle all claims. The Company's portion of the settlement will be paid by its insurer.

On February 10, 2004, nine tenants filed a suit against a number of parties including the Company as a result of various health and safety hazards arising largely out of disruptions caused by renovations at the premises located at 101 and 103 G Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises, hired and supervised the construction contractor and are named as a defendant. The Company was the managing agent of the Premises. Plaintiffs allege that the Defendants, including ARMC, failed to address various alleged security, safety and health conditions at the Premises. The complaint contains nine counts alleged against Defendants including the Company. The nine counts are for violation of the District of Columbia Consumer Protection Procedures Act, breach of express warranty, breach of implied warranty of habitability, actual fraud, constructive fraud, negligence, negligent misrepresentation, breach of contract and intentional infliction of emotional distress. As relief, the Plaintiffs are seeking $8,200,000 of compensatory and punitive damages in addition to attorneys' fees and court costs and a remediation of the mold problems within each Plaintiff's apartment. A motion for partial summary judgment was filed and is pending. An agreement has been reached to settle all claims. The Company's portion of the settlement will be paid by its insurer.

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

On January 25, 2005, Myriet Jno-Lewis filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC (the "Premises"). Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as Defendants. ARMC (the "Company") was the managing agent of the Premises. Plaintiff alleged that the Defendants (including the Company) failed to address various alleged security and safety conditions at the Premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains five counts alleged against the Defendants including the Company. Those five counts are for nuisance, breach of implied warranty of habitability, negligence, invasion of privacy, and intentional infliction of emotional distress. For relief, Plaintiff seeks an injunction prohibiting Defendants from facilitating access to Plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the Plaintiff's apartment. Discovery is ongoing.

On November 17, 1997, Nissan Auto, Inc. filed a claim in the Superior Court of San Juan, Puerto Rico against the Company and eighteen other parties. The charges stem from the construction of an overpass. Nissan Auto alleges that the construction material and heavy equipment blocked the entrances to their business causing irreparable damage. Plaintiff is seeking $2,000,000 in compensatory damages for lost business, additional damages not to be determined until the problem is cured and $120,000 for other damages and costs. On February 11, 2000, IGP filed suit in the Superior Court of San Juan, Puerto Rico adding General Accident Insurance Company and Royal Insurance Company, IGP's insurance companies, as third party defendants to the action. On May 24, 2000, General Accident Insurance Company indicated it would cover IGP in this case up to the limit of its policy of $2,000,000 and, therefore, no loss contingency has been recorded. During 2003, the insurance company's lawyer held several depositions with the experts of both parties. In October 2003, a new or amended loss of earnings report subscribed by the Plaintiff's expert witness states that after a reevaluation of the Plaintiff's account statements the new "adjusted loss earnings" amounts to $600,214 instead of $1,193,092 claimed in their first report. In November 2003, the Defendant's expert witness filed a report regarding the Plaintiff's economic damages or loss of earnings claims. Pursuant to the expert witness' report, the Plaintiff's loss of earnings/economic damages does not exceed $17,800. A status conference was held on March 15, 2004 and the Court appointed a new expert witness as the Special Commissioner to evaluate Plaintiff and Defendant's expert witnesses' reports.  In a status conference held on October 18, 2004, the Special Commissioner informed the Court that he expects to complete in January 2005 a preliminary report regarding the expert witnesses' reports previously presented. This report, along with recommendations by the Special Commissioner have been postponed.  The Court rescheduled a status hearing for September 30, 2005 and a status conference is scheduled for November 2005 to schedule pending discovery.

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

On November 24, 1997, the Plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed.  On June 6, 2005, the Supreme Court denied the request.  The trial court scheduled a status hearing for August 10, 2005.

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

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
			(Restated)		(Restated)
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 1,135	$ 1,253	$ 683	$ 588
Affiliates of J. Michael Wilson, CEO and Chairman		244	380	122	192
		$ 1,379	$ 1,633	$ 805	$ 780
Interest and Other Income
Unconsolidated real estate entities with third
party partners		$ -	$ 24	$ -	$ 12

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 69	$ 204	$ 37	$ 108
Reserve additions and other write-offs-
Unconsolidated real estate entities with third
party partners	(A)	(18)	163	(8)	(16)
Affiliates of J. Michael Wilson, CEO and Chairman		-	102	-	45
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		175	145	87	73
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(9)	(11)	(5)	(6)
IGC		-	(1)	-	(1)
James J. Wilson, IGC chairman and director	(B3)	100	100	50	50
Thomas J. Shafer, Trustee	(B4)	21	21	10	10

		$ 338	$ 723	$ 171	$ 263

BALANCE SHEET IMPACT:
				Balance	Balance
				June 30,	December 31,
				2005	2004
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party
partners, net of reserves				$ 388	$ 641
Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$ 138	$ 72
IGC				-	3
IBC				3	5
				$ 141	$ 80
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ -	$ 2,728

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

On September 21, 2004, ARMC exercised its rights under the management agreement with Capital Park Apartments Limited Partnership to terminate the agreement effective October 11, 2004. Management fees generated by this property represented less than 1% of the Company's total revenue.

The management contracts for two commercial properties managed in Puerto Rico were terminated when the properties were sold in December 2004 and April 2005. Management fees generated by these properties represent less than 1% of the Company's total revenue.

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
(3)

Fees paid to James J. Wilson pursuant to a consulting and retirement agreement. Effective October 5, 1998, the consulting agreement provides for annual cash payments of $200,000 through October 2008. At Mr. Wilson's request, payments are made to IGC.

(4)	Fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

Related Party Acquisition and Disposition

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

In December 2004, a third party buyer purchased El Monte for $20,000,000, of which $17,000,000 was paid in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed $30,000 in cash and the $1,500,000 note to the Company in the first quarter 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize income as the cash payments on the note are received. As of June 30, 2005, the note and its related deferred income are shown net on the balance sheet. El Monte is expected to wind up its affairs in 2005 and distribute any remaining cash at the time of liquidation.

(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, including investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and management services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2005 and 2004 (in thousands):

	United	Puerto	Inter-
Six Months (Unaudited)	States	Rico	Segment	Total

2005:
Land sales revenue	$ 2,324	$ 10,397	$ -	$ 12,721
Cost of land sales	1,547	7,492	(159)	8,880
Home sales revenue	-	-	-	-
Cost of home sales	-	21		21
Rental property revenues	10,828	-	-	10,828
Rental property operating expenses	4,374	-	-	4,374
Management and other fees	505	1,194	(2)	1,697
General, administrative, selling and marketing expense	3,731	1,686	(2)	5,415
Depreciation and amortization	1,888	62	-	1,950
Operating income	2,117	2,330	159	4,606
Interest income	91	371	(382)	80
Equity in earnings from unconsolidated entities	73	555	-	628
Interest expense	3,544	23	(310)	3,257
Minority interest in consolidated entities	238	-	-	238
Income (loss) before provision for income taxes	(1,499)	3,796	88	2,385
Income tax (benefit) provision	(548)	1,028	-	480
Net income (loss)	(951)	2,768	88	1,905
Gross profit on land sales	777	2,905	159	3,841
Gross profit (loss) on home sales	-	(21)	-	(21)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	14,428	2,055	-	16,483

	United	Puerto	Inter-
Six Months (Unaudited)	States	Rico	Segment	Total

2004 (Restated):
Land sales revenue	$ 2,237	$ 2,677	$ -	$ 4,914
Cost of land sales	1,488	1,971	-	3,459
Home sales revenue	-	9,309	-	9,309
Cost of home sales	-	7,042	-	7,042
Rental property revenues	8,998	-	-	8,998
Rental property operating expenses	3,735	-	-	3,735
Management and other fees	842	1,102	(8)	1,936
General, administrative, selling and marketing expense	3,121	1,774	(8)	4,887
Depreciation and amortization	1,470	52		1,522
Operating income	2,263	2,249	-	4,512
Interest income	99	301	(302)	98
Equity in earnings from unconsolidated entities	(371)	1,308	-	937
Interest expense	2,958	40	(230)	2,768
Minority interest in consolidated entities	447	-	-	447
Income (loss) before provision for income taxes	(1,410)	3,943	(73)	2,460
Income tax (benefit) provision	(536)	1,128	-	592
Net income (loss)	(874)	2,815	(73)	1,868
Gross profit (loss) on land sale	749	706	-	1,455
Gross profit on home sales	-	2,267	-	2,267
Total assets	99,703	65,144	(15,349)	149,498
Additions to long lived assets	4,858	2,878	-	7,736

The following presents the segment information for the three months ended June 30, 2005 and 2004 (in thousands):
	United	Puerto	Inter-
Three Months (Unaudited)	States	Rico	Segment	Total

2005:
Land sales revenue	$ 1,525	$ 7,448	$ -	$ 8,973
Cost of land sales	1,025	5,329	(118)	6,236
Home sales revenue	-	-	-	-
Cost of home sales	-	11		11
Rental property revenues	5,487	-	-	5,487
Rental property operating expenses	2,281	-	-	2,281
Management and other fees	264	707	(1)	970
General, administrative, selling and marketing expense	1,862	850	(1)	2,711
Depreciation and amortization	911	31	-	942
Operating income	1,197	1,934	118	3,249
Interest income	42	166	(191)	17
Equity in earnings from unconsolidated entities	49	234	-	283
Interest expense	1,705	11	(161)	1,555
Minority interest in consolidated entities	212	-	-	212
Income (loss) before provision for income taxes	(630)	2,827	89	2,286
Income tax (benefit) provision	(216)	824	-	608
Net income (loss)	(414)	2,003	89	1,678
Gross profit on land sales	500	2,119	118	2,737
Gross profit (loss) on home sales	-	(11)	-	(11)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	10,687	890	-	11,577
2004 (Restated):
Land sales revenue	$ 2,109	$ 2,677	$ -	$ 4,786
Cost of land sales	1,229	1,926	-	3,155
Home sales revenue	-	3,960	-	3,960
Cost of home sales	-	2,969	-	2,969
Rental property revenues	4,587	-	-	4,587
Rental property operating expenses	1,899	-	-	1,899
Management and other fees	396	551	(4)	943
General, administrative, selling and marketing expense	1,609	915	(4)	2,520
Depreciation and amortization	734	27	-	761
Operating income	1,621	1,351	-	2,972
Interest income	52	171	(151)	72
Equity in earnings from unconsolidated entities	(40)	263	-	223
Interest expense	1,214	20	(115)	1,119
Minority interest in consolidated entities	119	-	-	119
Income before provision for income taxes	301	1,838	(37)	2,102
Income tax provision	119	546	-	665
Net income	182	1,292	(37)	1,437
Gross profit on land sale	880	751	-	1,631
Gross profit on home sales	-	991	-	991
Total assets	99,703	65,144	(15,349)	149,498
Additions to long lived assets	2,727	1,304	-	4,031
(8)	SUBSEQUENT EVENTS

Memorandum of Understanding with Charles County

On July 28, 2005, the Company signed a memorandum of understanding (MOU) with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, ACPT will donate 42 acres in St. Charles to Charles County. ACPT also agreed to expedite off-site utilities, stormwater management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex.  In return, Charles County will issue the sale of general obligation bonds to finance the infrastructure improvements. The bonds will be repaid by ACPT over a 15-year period. In addition, the County agreed to update a June 2002 Amended Order regarding the number of units developed in St. Charles on an annual basis; with the update, the County will issue an additional 100 allocations a year to St. Charles commencing with the issuance of the bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

Cash Dividend

On August 11, 2005, the Board of Trustees declared a $0.10 per share cash dividend on the 5,197,954 common shares outstanding, payable on September 8, 2005 to shareholders of record on August 25, 2005.

Creation of a Direct Financial Obligation

On August 11, 2005, the Company secured a construction loan of $27,000,000 with GMAC Commercial Mortgage Bank to fund the construction costs for a new apartment complex in Fairway Village. The Company plans to construct a 252 unit apartment complex offering one and two bedroom units at market rate. The construction loan will mature in August 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. Occupancy in the first of the nine buildings is projected for the third quarter of 2006.

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
    The agreements we execute to acquire properties generally are subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable; it may be difficult to identify and complete targeted acquisitions, acquired properties may fail to perform as we expect in analyzing our investments; our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate; the development opportunity may be abandoned after expending significant resources; and our post development occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.
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
  Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of June 30, 2005, we owned an equity interest in, and managed for third parties and affiliates, properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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

ACPT and its representatives may from time to time make written and oral forward looking statements, including statements contained in press releases, in its filings with the Securities and Exchange Commission, in its reports to shareholders and in its meetings with analysts and investors. The forward-looking statements included in this Form 10-Q are subject to additional risks and uncertainties further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Refer to the Company's 2004 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the six months ended June 30, 2005 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2005 (unaudited) with the results of operations of the Company for the six and three months ended June 30, 2004 (unaudited). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

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

Non-GAAP Measures

The following discussions refer to certain non-GAAP measurements, gross profit and gross margin. Gross profit is defined as land or home sales revenue less the related cost of sales, and gross margin is defined as gross profit divided by sales revenue. Gross profit excludes the following items included in the determinations of net income: rental property revenue, rental operating expense, equity in earnings, management and other fees, interest income, interest expense, general, administrative, selling and market expense, depreciation and amortization, minority interest, write-off of deferred project costs, other income, and income tax expense. Management uses these measures to compare a product's sales price in relationship to its cost when making product design and pricing determinations and evaluating the product's performance. These measurements are not intended to be used as a replacement for sales revenue, cost of sales or net income.

Gross profit or gross margin does not represent cash generated from operating activities in accordance with GAAP. Therefore, gross profit and gross margin should not be considered an alternative to net income as an indication of our performance. Also, gross profit and gross margin should not be considered an alternative to net cash flow from operating activities, as determined under GAAP, as a measure of liquidity. A calculation of gross profit and gross margin for the six and three months ended June 30, 2005 and 2004, along with a reconciliation to net income for each year, is provided in the following tables.

A reconciliation of gross profit to net income for the six and three months ended June 30, 2005 and 2004 is as follows:
	For the Six Months
	Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit on land sales	$ 3,841	$ 1,455
Gross profit (loss) on home sales	(21)	2,267
Rental property revenues	10,828	8,998
Rental property operating expenses	4,374	3,735
Management and other fees	1,697	1,936
General, administrative, selling and marketing expense	5,415	4,887
Depreciation and amortization	1,950	1,522
Interest and other income	646	226
Equity in earnings from unconsolidated entities	628	937
Interest expense	3,257	2,768
Minority interest in consolidated entities	238	447
Income tax (benefit) expense	480	592
Net income	$ 1,905	$ 1,868

	For the Three Months
	Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit on land sales	$ 2,737	$ 1,631
Gross profit (loss) on home sales	(11)	991
Rental property revenues	5,487	4,587
Rental property operating expenses	2,281	1,899
Management and other fees	970	943
General, administrative, selling and marketing expense	2,711	2,520
Depreciation and amortization	942	761
Interest and other income	521	145
Equity in earnings from unconsolidated entities	283	223
Interest expense	1,555	1,119
Minority interest in consolidated entities	212	119
Income tax expense	608	665
Net income	$ 1,678	$ 1,437

Calculation of Gross Profit and Gross Margin is as follows:
Six Months Ended June 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,324	$ 10,397	$ 12,721
Less cost of land sales	1,547	7,333	8,880
Gross profit on land sales	777	3,064	3,841

Gross profit on land sales	777	3,064	3,841
Land sales revenue	2,324	10,397	12,721
Gross margin on land sales	33%	29%	30%

Home sales revenue	-	-	-
Less cost of home sales	-	21	21
Gross profit (loss) on home sales	-	(21)	(21)

Gross profit (loss) on home sales	-	(21)	(21)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Six Months Ended June 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,237	$ 2,677	$ 4,914
Less cost of land sales	1,488	1,971	3,459
Gross profit on land sales	749	706	1,455

Gross profit on land sales	749	706	1,455
Land sales revenue	2,237	2,677	4,914
Gross margin on land sales	33%	26%	30%

Home sales revenue	-	9,309	9,309
Less cost of home sales	-	7,042	7,042
Gross profit on home sales	-	2,267	2,267

Gross profit on home sales	-	2,267	2,267
Home sales revenue	-	9,309	9,309
Gross margin on home sales	-	24%	24%

Three Months Ended June 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 1,525	$ 7,448	$ 8,973
Less cost of land sales	1,025	5,211	6,236
Gross profit on land sales	500	2,237	2,737

Gross profit on land sales	500	2,237	2,737
Land sales revenue	1,525	7,448	8,973
Gross margin on land sales	33%	30%	31%

Home sales revenue	-	-	-
Less cost of home sales	-	11	11
Gross profit (loss) on home sales	-	(11)	(11)

Gross profit (loss) on home sales	-	(11)	(11)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Three Months Ended June 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,109	$ 2,677	$ 4,786
Less cost of land sales	1,229	1,926	3,155
Gross profit on land sales	880	751	1,631

Gross profit on land sales	880	751	1,631
Land sales revenue	2,109	2,677	4,786
Gross margin on land sales	42%	28%	34%

Home sales revenue	-	3,960	3,960
Less cost of home sales	-	2,969	2,969
Gross profit on home sales	-	991	991

Gross profit on home sales	-	991	991
Home sales revenue	-	3,960	3,960
Gross margin on home sales	-	25%	25%

Results of Operations - U.S. Operations:

For the six months ended June 30, 2005, our U.S. segment generated $2,117,000 of operating income compared to $2,263,000 of operating income generated by the segment for the same period in 2004. For the three months ended June 30, 2005, our U.S. segment generated $1,197,000 of operating income compared to $1,621,000 of operating income generated by the segment for the same period in 2004.  Additional information and analysis of the U.S. operations can be found below.

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

Community development land sales were $2,324,000 for the six months ended June 30, 2005 and $1,525,000 for the three months ended June 30, 2005. For the six month and three month periods ended June 30, 2004, community development land sales were $2,237,000 and $2,109,000 respectively.

Residential Land Sales

During the first six months of 2005, we sold 10 standard size single-family lots to Lennar Corporation ("Lennar") at an initial selling price of $100,000 per lot. For the first six months of 2004 we sold 23 standard size single-family lots at an average price of $90,000. The lots sales took place in the second quarter of each of the respective periods discussed herein. The amount of land sales and the profitability of such sales will vary from quarter to quarter depending upon the timing of the delivery of the specific land parcels sold

In March 2004, the Company executed an agreement with Lennar to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires Lennar to provide $20,000,000 in letters of credit to secure the purchase of the lots. Under the agreement, Lennar's homebuilding companies are required to purchase, at a minimum, 200 residential lots, provided that they are developed and available for delivery, per year on a cumulative basis. Assuming 200 lot sales per year, it is estimated that lot settlements will take place over the next ten years. The Company expects to deliver a total of 110 lots to Lennar in 2005. The ultimate selling price per lot of our lot sales to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the initial price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Prices for our current residential lots reflect the healthy housing market and its upward trend in home prices. Single-family homes built by Lennar on the settled lots in Fairway Village are selling at an average base price of $408,000. For the six and three months ended June 30, 2005, Lennar settled on 39 and 16 homes respectively, providing the Company with $1,248,000 and $499,000 of additional sales revenue for each respective period for lots purchased from the Company in 2004.

As of June 30, 2005, we had 18 residential lots in backlog that were available for delivery to Lennar, of which 15 were sold subsequent to June 30, 2005.

Commercial Land Sales

For the six months ended June 30, 2005, we sold 0.3 acres of commercial land for $50,000 ($3.83 per square foot) compared to 1.07 acres of commercial land for $128,000 ($2.75 per square foot) in the six months of 2004. The average sales prices of these parcels differ due to their location, use and level of development. As of June 30, 2005, our backlog consisted of 16.88 of commercial acres under contract for a total selling price of $3,824,000.

Gross Profit

The gross profit margin for the six and three months ended June 30, 2005 was 33% while the combined gross profit margin for the six and three months ended June 30, 2004 was 33% and 42% respectively. The gross profit margin for the second quarter of 2005 was affected by increases in the costs for the development of lots in Fairway Village offset by the additional sales revenue earned from our residential lot sales to Lennar. Our development costs have been directly affected by the limited supply of laborers as well as the increase in the price of steel, oil and fuel.

Rental Property Revenues and Operating Results - U.S. Operations:

Certain of the U.S. based apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of some of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest. As of June 30, 2005, ten of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes two of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Acquisitions

On October 29, 2004, the Company acquired the assets of two apartment properties, Owings Chase LLC and Prescott Square LLC, located in Pikesville, Maryland. On May 23, 2005, the Company acquired the assets of another apartment property, Nottingham Apartments LLC, in Baltimore, Maryland. Each of the three apartment properties provides for market rent allowing us to determine the appropriate rental rates based on market conditions.

The following table presents the results of rental property revenues and operating expenses for the six and three months periods ended June 30, 2005 and 2004 ($ in thousands):
	For the Six Months Ended		For the Three Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
		(Restated)		(Restated)
Rental Property - Revenues	$ 10,828	$ 8,998	$ 5,487	$ 4,587
Rental Property - Operating Expenses	4,374	3,735	2,281	1,899

Rental property revenues increased $1,830,000 for the six months ended June 30, 2005 and increased $900,000 for the three months ended June 30, 2005 compared to the respective periods in the prior year. Rental property revenue earned in the six and three months of 2005 has been directly impacted by the apartment acquisitions in October 2004 and May 2005, an overall rent increase of 4% as well as an increase in rent generated by one of our properties that converted from a fully subsidized property to a 100% market rate property in July 2004.

Rental property operating expenses increased $639,000 for the six months ended June 30, 2005 and increased $382,000 for the three months ended June 30, 2005 compared to the respective periods in 2004.  The year to date and quarter to date increases in our rental property operating expenses are the result of the apartment acquisitions in October 2004 and May 2005. The increases attributable to the acquisitions were offset in part by a slight reduction in operating expenses at our apartment properties as a result of improved existing operating efficiencies.

Management and Other Fees - U.S. Operations:

We earn monthly management fees from all of the apartment properties that we own as well as apartment properties owned by third parties and affiliates of J. Michael Wilson. We receive an additional fee from the properties that we manage for their use of the property management computer system that we purchased at the end of 2001 and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation. Within this section we also recognize the amortized portion of sponsor and developer fees.

For the six months ended June 30, 2005, management and other fees were $505,000, a decrease of $337,000 from the $842,000 recognized in the comparable period of fiscal 2004. For the three months ended June 30, 2005, management and other fees were $264,000, a decrease of $132,000 from the $396,000 recognized in the comparable period of fiscal 2004.

The decrease in our management fees is primarily due to the recognition of a $144,000 special management fee earned on the refinancing of Huntington Associates Limited Partnership, one of our unconsolidated entities in the first quarter of 2004, with no comparable fee in 2005 and the recognition of a $100,000 incentive management fee from another one of our unconsolidated entities in the second quarter of 2004 with no comparable fee earned in 2005. The decrease is also the result of our termination of a management contract with a non-owned property in October 2004 as well as a reduction in fees earned from our managed properties in connection with their use of the computer system.

General, Administrative, Selling and Marketing Expenses - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 14 properties located in St. Charles, Maryland, 3 properties located in Pikesville, Maryland and to a lesser extent the other properties that we manage. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

General, administrative, selling and marketing costs incurred within our U.S. operations increased $610,000 to $3,731,000 for the six months ended June 30, 2005, compared to $3,121,000 for the same period of 2004.   For the three month period ended June 30, 2005, general, administrative, selling and marketing costs increased $253,000 to $1,862,000 compared to $1,609,000 for the three month period ended June 30, 2004.

The 20% increase in general, administrative, selling and marketing costs for the six months ended June 30, 2005 is primarily attributable to $465,000 of additional professional services fees including audit, tax compliance, corporate costs and legal fees incurred in the first half of the fiscal year as a result of the restatement, additional corporate governance and price increases in excess of inflation. Our year to date increase is also attributed to a $216,000 increase in salaries and benefits, including bonuses, $102,000 in compensation expense for shares that were awarded to our non-employee trustees in June and $78,000 in additional charges related to our outstanding share appreciation rights.  The increases noted above were offset by a $298,000 reduction in bad debt expense that was recorded in 2004 on the outstanding accounts receivable balances due from two apartment properties for which we serve as the general partner and one affiliated property that we managed at that time.

The 16% increase in general, administrative, selling and marketing costs for the three months ended June 30, 2005 is primarily attributable to $102,000 in compensation expense for shares that were awarded to our non-employee trustees in June, corporate governance related consulting fees, legal fees, an increase in salaries and benefits, and additional charges related to our outstanding share appreciation rights.  The quarter-to-date increases were offset slightly by a reduction in bad debt expense and a reduction in accounting and auditing related fees.

Depreciation Expense - U.S. Operations:

Depreciation expense increased $418,000 to $1,888,000 for the first six months of 2005 compared to $1,470,000 for the same period in 2004. Depreciation expense increased $177,000 to $911,000 for the three months ended June 30, 2005 compared to the same period in 2004.  Depreciation expense for the six and three month periods ended June 30, 2005 was directly affected by the apartment acquisitions in October 2004 and May 2005 as well as capital improvements made to our rental properties.

Equity in Earnings from Unconsolidated Entities - U.S. Operations:

The results of our share of earnings from the real estate entities that we do not control are reflected in this section. (See Note 3 to the Consolidated Financial Statements, "Investments in Unconsolidated Real Estate Entities" for more information regarding our investments in and commitments to these entities.) Earnings from these entities will vary from quarter to quarter depending on the level of activity each entity during the period, where the entity is in the earnings stream, and whether or not the limited partners have recovered their capital contribution.

For the six months ended June 30, 2005, the Company recognized earnings of $73,000 for its investments in its unconsolidated real estate entities. For the same period in 2004, the Company recognized a loss of $371,000 in its investments in its unconsolidated real estate entities. The increase was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships in 2004 with no comparable write-offs in 2005.

For the three months ended June 30, 2005, the Company recognized earnings of $49,000 in its investments in its unconsolidated real estate entities compared to a loss of $40,000 for the same period in 2004. The Company recognized earnings in the current fiscal year due to cost saving efforts over the partnerships' operating expenses in 2005 in addition to higher interest expense and prepayment penalties recognized in the prior fiscal year from the refinancing of one of our unconsolidated partnerships.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of the recourse debt related to the investment properties, is subject to capitalization and is allocated to the qualifying land inventory within our community development land assets based on its book balance. Any excess interest, interest related to the debt within our investment properties, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

Interest expense increased 20% for the first six months of 2005 to $3,544,000 compared to $2,958,000 for the first six months of 2004. Interest expense for the three months ended June 30, 2005 increased 40% to $1,705,000 compared to $1,214,000 for the three months ended June 30, 2004.  We experienced an overall increase in our average debt outstanding due to the increased loan amounts of the mortgages refinanced, the acquisition of three apartment properties and the servicing obligation of the bonds issued by the Charles County Government in March 2004 and 2005.  This year's increase was offset by loan fees amortized in 2004 for loans that were paid off by December 31, 2004 as well as loan fees and prepayment penalties paid in connection with the refinancing of one of our apartment properties mortgages in January 2004.

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

Minority interest for the six months ended June 30, 2005 was $238,000 compared to $447,000 for the six months ended June 30, 2004. Minority interest for the three months ended June 30, 2005 increased $93,000 to $212,000 compared to $119,000 for the same period in 2004.  The minority partners' excess basis charged to minority interest expense during the first six months of 2005 was $423,000 less than the comparable 2004 period principally due to distributions to the minority partner in 2004 when the property was refinanced. This decrease was offset by the impact of the increased earnings generated by the partnerships. The minority owners' share of income increased $214,000 during the first half of 2005 primarily as a result of deferred financing fees written off in the first quarter 2004, rent increases and operating cost reductions.  The minority owners' share of income increased 78% during the three months ended June 30, 2005 primarily due to distributions in excess of basis.

Benefit for Income Taxes - U.S. Operations:

The effective tax rate for the six months ended June 30, 2005 is 37% compared to 38% for the six months ended June 30, 2004. The effective tax rates for the three months ended June 30, 2005 and 2004 are 34% and 40%, respectively. The federal and state statutory rate is 39%. The effective rate for 2005 differs from the statutory rate primarily due to the effect of permanent items and the taxation of foreign source interest income with a corresponding foreign tax credit. The primary difference between the 2004 effective rate and the statutory rate is related to the distortion caused by a small amount of income whereby book to tax differences produce a disproportionate increase or decrease in the effective tax rate. The first six months of 2005 and 2004 reflects a tax benefit of $548,000 and $536,000, respectively. The tax benefit in the first six months is primarily due to net operating losses the Company expects to fully utilize; whereas the tax benefit for the first six months of 2004 is principally the result of temporary book to tax differences.

Results of Operations - Puerto Rico Operations:

For the six months ended June 30, 2005, our Puerto Rico segment generated $2,330,000 of operating income compared to $2,249,000 of operating income for the same period in 2004. For the three months ended June 30, 2005, our Puerto Rico segment generated $1,934,000 of operating income compared to $1,351,000 of operating income for the same period in 2004. Additional information and analysis of the Puerto Rico operations can be found below.

Community Development - Puerto Rico Operations:

Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

Community development land sales during the six and three months ended June 30, 2005 were $10,397,000 and $7,448,000, respectively, as compared to land sales revenue of $2,677,000 for the six and three month periods ended June 30, 2004. In February 2005, the Company sold 2.5 commercial acres in the master-planned community of Parque Escorial for $2,949,000 and in April 2005, the Company sold another 7.2 commercial acres in Parque Escorial for $7,448,000. In April 2004, the Company sold 2.4 commercial acres for $2,752,000 in Parque Escorial. The gross profit margin for the six and three months ended June 30, 2005 was 29% and 30%, respectively, as compared to 26% and 28% for the same periods in 2004.

There were no commercial acres in backlog at June 30, 2005.

Homebuilding - Puerto Rico Operations:

The Company organizes corporations as needed to operate each individual homebuilding project. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial ("Brisas"). In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The condominiums went on the market in January 2005 with expected delivery to commence in the fourth quarter of 2005. The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.

During the six and three months of 2004, 52 and 22 units, respectively, of Brisas project were closed generating an aggregate $9,309,000 and $3,960,000, respectively, with no comparable home sales revenue generated for the same periods in 2005. The gross profit margin for the six and three months ended June 30, 2004 was 24% and 25% respectively. As of June 30, 2005, 36 units of Torres were under contract at an average selling price of $238,000 per unit. Each sales contract is non-contingent and is backed by a $6,000 deposit.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from each of the apartment properties in which we hold an ownership interest, as well as four properties owned by non-affiliates. In addition to the monthly fee, we earn incentive management fees from six of the properties as well as property-owner association fees from four of the properties operating in Parque Escorial. Fees earned from apartment property refinancing are also reflected in this section. We defer the portion of the refinancing fees related to our ownership interest in those partnerships and amortize them into income over the term of the loans. In prior periods we managed two commercial properties owned by the Wilson Family. The Wilson Family properties were sold in December 2004 and April 2005. Management fees earned from these properties represented less than 1% of the Company's 2004 consolidated revenue.

Management and other fees increased 8% to $1,194,000 during the six months ended June 30, 2005, as compared to $1,102,000 for the same period in 2004 and increased 28% to $707,000 for the three months ended June 30, 2005 as compared to $551,000 for the same period of 2004. In April 2005, we earned a special management fee of $139,000 from the sale of one of the non-owned commercial properties that we managed. Our year-to-date and quarter-to-date management fees were positively affected by the increases in the annual rents of the apartment properties. The increases were offset by a reduction of management fees from the commercial properties sold in December 2004 and April 2005.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations:

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

General, administrative, selling and marketing expenses decreased 5% to $1,686,000 during the six months ended June 30, 2005, as compared to $1,774,000 for the same period of 2004 and decreased 7% to $850,000 during the three months ended June 30, 2005, as compared to $915,000 for the three months ended June 30, 2004.

The year to date decrease is primarily attributable to a $100,000 reduction in expenses related to outstanding share appreciation rights compared to the same period in the prior year. The decrease is also the result of a $100,000 reduction in legal, tax consulting, municipal taxes, worker's compensation insurance expenses, miscellaneous expenses, advertising and bad debt expenses in addition to a $50,000 reduction in selling and marketing expenses in our homebuilding operations due to the completion of the Brisas project. The decreases we experienced in 2005 were offset in part by increases in salaries and fringe benefits of $184,000 and accounting and auditing fees of $19,000.

The 7% decrease in our quarter to date general and administrative expenses is the result of a reduction in the charge to our share appreciation rights, a reduction in consulting and outside personnel service fees, property taxes, bad debt expense and other miscellaneous expenses. The three month decreases were offset by increases in salaries and bonuses.

Equity in Earnings from Unconsolidated Entities - Puerto Rico Operations:

Our investments in our HUD-subsidized apartment properties in Puerto Rico are accounted for under the equity method of accounting. We also account for our limited partner investment in the commercial rental property owned by ELI under the equity method of accounting. The earnings from our investments in the apartment properties and the commercial property are reflected within this section. The recognition of earnings varies from partnership depending on our investment basis in the property, where the partnership is in the earnings stream, and whether or not the limited partners have recovered their capital.

Equity in earnings from partnerships decreased 58% to $555,000 during the first six months of 2005, as compared to $1,308,000 during the same period of 2004 and decreased 11% to $234,000 during the second quarter of 2005 compared to $263,000 in 2004. The six-month decrease is the result of $785,000 of distributions received in excess of our investment basis from one of our partnerships, for which the Company has no funding obligation, out of the refinancing of its partnership's mortgage in March 2004 offset in part by cash distributions of $30,000 received in the first quarter from El Monte Properties. The 11% decrease in the second quarter of 2005 is the result of increases in financial and operating expenses incurred within our apartment properties offset by an increase in earnings from the commercial property.

Interest Expense - Puerto Rico Operations:

Interest on the community development, homebuilding and office building construction loans is capitalized.  Other bank charges, interest on capital leases and the amortization of certain loan fees are reflected on our financial statements as interest expense.

Interest expense decreased 43% for the six months of 2005 to $23,000, as compared to $40,000 for the six months ended June 30, 2004 and decreased 45% to $11,000 during the second quarter of 2005 as compared to $20,000 of interest expense for the same period of 2004. The year to date and quarter to date decrease is attributable to a reduction in the amortization of deferred financing costs.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rates for the first six months ended June 30, 2005 and 2004 are 27% and 29%, respectively. The effective tax rates for the three months ended June 30, 2005 and 2004 are 29% and 30%, respectively. The Puerto Rico statutory tax rate is 29%. The effective rate for 2005 differs from the statutory rate primarily due to permanent differences. The slightly higher effective rate for 2004 relates to the U.S. taxation of the residential land profits created by Brisas condo sales at a rate higher than the offsetting foreign tax credit.

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
	Six Months Ended June 30,
	2005	2004
		(Restated)
Operating Activities	$ (1,952)	$ 4,457
Investing Activities	(1,603)	(4,451)
Financing Activities	6,019	2,733
Net Increase in Cash	$ 2,464	$ 2,739

For the six months ended June 30, 2005, the Company used $1,952,000 in net cash for its operating activities compared to $4,457,000 of cash flows provided by its operating activities for the six months ended June 30, 2004. The $6,409,000 decrease in cash flows from operating activities for the first six months of 2005 compared to the first six months of 2004 is primarily due to the different phases of our community development and homebuilding projects for the respective periods presented.  Within our community development operations in the U.S., the Company continues to develop residential lots for delivery to Lennar as part of its March 2004 agreement.  Also, in accordance with an agreement with the Charles County government, the Company is accelerating the construction of two major roadway links to the Charles County roadway system.  The infrastructure expansion is supported by the issuance of two separate general obligation public improvement bonds offered by the county government in March 2005 and 2004.  Within our homebuilding operations in Puerto Rico, the Company is currently in the construction phase of its next homebuilding project and is expected to begin selling finished units in the fourth quarter of 2005; during the first six months of 2004, the Company sold 52 units from its previous project. From period to period, cash flows from operating activities also depends upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the six months ended June 30, 2005, the Company used $1,603,000 of net cash in investing activities compared to $4,451,000 of net cash used by investing activities during the same period in 2004. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. For the six month periods ended June 30, 2005 and 2004, our development activity outpaced the distributions received from our real estate investments. During the first half of 2005, the Company invested $2,000,000 in its existing properties and approximately $2,000,000 in the construction of a 57,000 square foot office building in Parque Escorial, Puerto Rico. The total cost of the office building is expected to be $11,100,000.  As of June 30, 2005, the building is 32% leased.  The office building is scheduled to be available for occupancy in the third quarter of 2005. For the six months ended June 30, 2004, the Company invested $842,000 in existing properties and $1,800,000 in the construction of the office building in Puerto Rico.

                For the first six months of 2005, $6,019,000 of cash was provided by financing activities compared to $2,733,000 of cash provided by financing activities during the first six months of 2004. Cash provided by or used in financing activities generally relates to dividend distributions to our shareholders, and advances and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. For the six months ended June 30, 2005, we received approximately $8,800,000 of cash proceeds from the refinancing of one of our apartment properties mortgage in March 2005 (Lancaster), $8,000,000 of development loan proceeds received during the first six months in conjunction with construction of the office building in Puerto Rico, and the development of our homebuilding project in Parque Escorial, and a $3,000,000  loan with Columbia Bank for our equity portions of our apartment acquisitions in October 2004.  Our year-to-date proceeds received from debt financing in 2005 were offset by $12,416,000 of debt curtailments, including Lancaster's original loan of $3,800,000, and $8,000,000 of community development recourse debt as well as $1,024,000 of cash dividends distributed to our shareholders on March 10, 2005 and June 8, 2005.

The following chart reflects our contractual financial obligations as of June 30, 2005:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt - community
development and homebuilding	$ 28,123	$ 710	$ 16,803	$ 1,655	$ 8,955
Total recourse debt - investment properties	4,867	252	3,006	157	1,452
Total non-recourse debt - investment properties	107,273	9,198	4,812	3,873	89,390
Capital lease obligations	106	13	54	39	-
Operating lease obligations	1,355	340	771	244	-
Purchase obligations	21,460	8,268	13,192	-	-
Total contractual cash obligations	$ 163,184	$ 18,781	$ 38,638	$ 5,968	$ 99,797

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

In March 2005, the Charles County Commissioners issued another series of 15 year public improvement general obligation bonds (the "2005 Bonds"), raising $6,000,000, on behalf of the Company. The 2005 Bonds bear an interest rate escalating from 5% to 5.125% and call for semi-annual interest payments and annual principal payments. The Charles County Commissioners will provide proceeds from the issuance of the 2005 Bonds to the Company when certain major development occurs for the County's road projects over an eighteen-month period.

In June 2005, the Company signed a two year, $3,000,000 recourse note with Columbia Bank.  The loan carries a fixed interest rate of 6.98%, requires the Company to pay monthly principle and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land acquired in the second quarter of 2005.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's homebuilding assets and 540 acres of community development land assets within its Puerto Rico segment are encumbered by recourse debt.  The Company obtained a construction loan in March 2004 for its next homebuilding project, Torres del Escorial. The construction loan with FirstBank carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $15,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales, which are scheduled to begin in the fourth quarter of 2005. Construction loan advances of $12,467,000 remain available under this credit facility.  On April 29, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation, were repaid in full.  As a result, the balance of the land inventory in Parque Escorial is unencumbered as of June 30, 2005.

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 of the Notes to Consolidated Financial Statements, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of June 30, 2005, approximately 48% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages.

Non-Recourse Debt - Puerto Rico Operations

A construction loan of $8,625,000 from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the office building in Parque Escorial. The construction loan is scheduled to convert into a 30-year term loan prior to its maturity on October 31, 2005. As of June 30, 2005, the outstanding balance on the construction loan was $7,968,000.

Purchase Obligations

In addition to our contractual obligations described above we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties and costs associated with developing our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

For the remaining six months in 2005, we will seek additional development loans, construction loans and permanent mortgages for continued development and expansion of St. Charles, a new apartment project in St. Charles, the new office building in Puerto Rico and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all.  The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described as "forward-looking statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations
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

As of June 30, 2005 there have been no material changes in the Company's financial market risk since December 31, 2004 as reported in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

In connection with the preparation of this Form 10-Q, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective and are properly designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

As discussed more fully in our 2004 Annual Report on Form 10-K, we restated certain of our previously issued financial statements to correct our accounting treatment for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously recorded under the equity method. The Company further concluded that this control deficiency represented a material weakness in its internal controls over financial reporting, and accordingly, that its disclosure controls and procedures were not effective as of December 31, 2004.

In the second quarter of fiscal 2005, the Company remediated these deficiencies by implementing the formalization of processes, review procedures and documentation standards over the selection and monitoring of appropriate assumptions affecting the accounting treatment for our investments in our real estate entities. As a result of these and other measures we have taken to date, we believe the material weakness described above has been remediated.

There have been no other changes during the Company's fiscal quarter ended June 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financing reporting.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See the information under the heading "Legal Matters" in Note 5 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2005 Annual Meeting of Shareholders on June 8, 2005. At the meeting, shareholders elected two individuals to serve as trustees for a term to expire at the Annual Meeting in the year 2008. The results of the voting were as follows:
	Votes For	Votes Withheld
Trustee
Thomas S. Condit	5,044,072	785
T. Michael Scott	5,044,072	785

The terms of Antonio Ginorio, Edwin L. Kelly, Thomas J. Shafer and J. Michael Wilson continued after the meeting and each continue to serve as a trustee.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Lease Agreement dated April 15, 2005 between Smallwood Village Associates LP and American Rental Management Company
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 11, 2005	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 11, 2005	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer