Form 10-Q
period 2005-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-11-21
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / / No /X/

As of November 18, 2005, there were 5,197,954 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

SEPTEMBER 30, 2005
TABLE OF CONTENTS
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income for the Nine Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited & Restated)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited & Restated)	4
	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004 (Unaudited & Restated)	5
	Consolidated Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2005 (Unaudited & Restated)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited & Restated)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 2005 and 2004	28
Item 3.	Qualitative and Quantitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
	Signatures	48

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
		(Restated)
Revenues
Community development-land sales	$ 16,882	$ 5,839
Homebuilding-home sales	-	9,861
Rental property revenues	16,612	13,842
Management and other fees, substantially all from related entities	2,424	2,741
Reimbursement of expenses related to managed entities	4,691	5,043
Total revenues	40,609	37,326

Expenses
Cost of land sales	11,108	4,388
Cost of home sales	21	7,474
Rental property operating expenses	7,005	5,716
General, administrative, selling and marketing	8,035	6,923
Depreciation and amortization	2,952	2,287
Expenses reimbursed from managed entities	4,691	5,043
Total expenses	33,812	31,831

Operating income	6,797	5,495

Other income (expense)
Interest and other income	780	370
Equity in earnings from unconsolidated entities	904	1,291
Interest expense	(4,917)	(4,092)
Minority interest in consolidated entities	(372)	(561)

Income before provision for income taxes	3,192	2,503
Provision for income taxes	1,287	850

Net income	$ 1,905	$ 1,653

Earnings per share
Basic and diluted	$ 0.37	$ 0.32
Weighted average shares outstanding
Basic and diluted	5,194	5,192
Cash dividends per share	$ 0.30	$ 0.25
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
		(Restated)
Revenues
Community development-land sales	$ 4,161	$ 925
Homebuilding-home sales	-	552
Rental property revenues	5,784	4,844
Management and other fees, substantially all from related entities	727	805
Reimbursement of expenses related to managed entities	1,464	1,649
Total revenues	12,136	8,775

Expenses
Cost of land sales	2,228	929
Cost of home sales	-	432
Rental property operating expenses	2,631	1,981
General, administrative, selling and marketing	2,620	2,036
Depreciation and amortization	1,002	765
Expenses reimbursed from managed entities	1,464	1,649
Total expenses	9,945	7,792

Operating income	2,191	983

Other income (expense)
Interest and other income	134	144
Equity in earnings from unconsolidated entities	276	354
Interest expense	(1,538)	(1,235)
Minority interest in consolidated entities	(134)	(114)

Income before provision for income taxes	929	132
Provision for income taxes	540	66

Net income	$ 389	$ 66

Earnings per share
Basic and diluted	$ 0.07	$ 0.01
Weighted average shares outstanding
Basic and diluted	5,198	5,192
Cash dividends per share	$ 0.10	$ 0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

ASSETS

	September 30,	December 31,
	2005	2004
		( Restated)

Cash and Cash Equivalents
Unrestricted	$ 15,172	$ 16,138
Restricted	2,939	2,667
	18,111	18,805

Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation of
$46,198 and $43,464, respectively	76,776	65,071
Other operating assets, net of amortization of $798
and $412, respectively	9,823	7,844
Investment in unconsolidated apartment partnerships	3,084	3,942
Investment in unconsolidated commercial property partnerships	4,846	4,872
Other receivables	404	641
Development cost and construction	3,324	9,052
	98,257	91,422

Assets Related to Community Development
Land and development costs
Puerto Rico	19,008	25,078
St. Charles, Maryland	33,150	24,444
Receivable from bond proceeds	8,672	4,810
Notes receivable on lot sales and other	2,320	301
Investment in joint venture	1,827	2,987
Deferred cost related to joint venture	2,638	2,638
	67,615	60,258

Assets Related to Homebuilding
Condominiums under construction	20,556	10,675

Other Assets
Deferred tax assets	4,637	1,362
Receivables and other	1,053	873
Property, plant and equipment, less accumulated depreciation
of $1,685 and $1,452, respectively	1,191	632
	6,881	2,867
Total Assets	$ 211,420	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
		(Restated)

Liabilities Related to Investment Properties
Recourse debt	$ 4,819	$ 1,896
Non-recourse debt	112,109	98,879
Accounts payable, accrued liabilities	8,292	7,617
Deferred income	483	417
	125,703	108,809

Liabilities Related to Community Development
Recourse debt	1,000	8,709
Recourse debt-County Bonds	13,280	7,795
Accounts payable, accrued liabilities	5,588	4,485
Deferred income related to joint venture	4,277	4,277
	24,145	25,266

Liabilities Related to Homebuilding
Recourse debt	17,235	8,792
Accounts payable and accrued liabilities	2,927	1,998
	20,162	10,790

Other Liabilities
Accounts payable and accrued liabilities	4,503	4,153
Notes payable and capital leases	177	202
Accrued income tax liability-current	7,368	5,916
	12,048	10,271
Total Liabilities	182,058	155,136

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 and 5,191,554 shares issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	52	52
Treasury stock, 67,709 common shares at cost	(376)	(376)
Additional paid-in capital	17,066	16,964
Retained earnings	12,620	12,251
Total Shareholders' Equity	29,362	28,891

Total Liabilities and Shareholders' Equity	$ 211,420	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Earnings	Total

Balance as of December 31, 2004 (Restated)	5,191,554	$ 52	$ (376)	$ 16,964	$ 12,251	$ 28,891
Net income	-	-	-	-	1,905	1,905
Dividends declared	-	-	-	-	(1,536)	(1,536)
Issuance of common shares to Trustees	6,400	-	-	102	-	102
Balance as of September 30, 2005	5,197,954	$ 52	$ (376)	$ 17,066	$ 12,620	$ 29,362
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)
(Unaudited)

	2005	2004
		(Restated)
Cash Flows from Operating Activities
Net income	$ 1,905	$ 1,653
Adjustments to reconcile net income to net cash (used-in)/provided by operating activities:
Depreciation and amortization	2,952	2,287
Benefit for deferred income taxes	(3,275)	(1,878)
Equity in earnings-unconsolidated entities	(904)	(1,291)
Cost of sales-community development	11,108	4,388
Cost of sales-homebuilding	21	7,474
Stock based compensation expense	1,294	638
Minority interest in consolidated entities	372	561
Amortization of deferred loan costs	340	525
Changes in notes and accounts receivable	(1,755)	272
Additions to community development assets	(15,594)	(2,649)
Homebuilding-construction expenditures	(9,902)	(5,797)
Changes in accounts payable, accrued liabilities	2,958	8,183
Net cash (used in)/provided by operating activities	(10,480)	14,366

Cash Flows from Investing Activities
Investment in office building and apartment construction	(2,309)	(3,316)
Distribution from land real estate joint venture	1,160	(5,625)
Change in investments-unconsolidated apartment partnerships	1,243	1,293
Change in investments-unconsolidated commercial partnerships	545	(885)
Change in restricted cash	(272)	(1,328)
Additions to rental operating properties, net	(4,258)	(2,573)
Other assets	(984)	(345)
Net cash used in investing activities	(4,875)	(12,779)

Cash Flows from Financing Activities
Cash proceeds from debt financing	27,080	27,429
Payment of debt	(13,293)	(22,363)
County Bonds proceeds, net of undisbursed funds	2,138	1,178
Dividends paid to shareholders	(1,536)	(1,280)
Net cash provided by financing activities	14,389	4,964

Net (Decrease)/Increase in Cash and Cash Equivalents	(966)	6,551
Cash and Cash Equivalents, Beginning of Year	16,138	13,716
Cash and Cash Equivalents, September 30,	$ 15,172	$ 20,267
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.

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

ACPT is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC"), American Land Development U.S., Inc. ("ALD"), IGP Group Corp. ("IGP Group") and their subsidiaries. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". ACPT is taxed as a partnership (see Notes 2 and 5). ARPT, ARMC and ALD are taxed as U.S. corporations and IGP Group's income is subject to Puerto Rico income taxes.
(2)	BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

Restated Financial Data

On November 15, 2005, the Company announced that it would restate certain historical results to correct errors in previously reported amounts related to the following income tax matters ("Tax Restatement"):

  The Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid. This withholding obligation had not been previously accrued when the interest income was earned.
  The Company determined that certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter (see Note 5).

These adjustments reduced net income and earnings per share by $159,000 and $0.03, and $440,000 and $0.08, for the three and nine month periods ended September 30, 2004, respectively.

On April 29, 2005, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following ("as previously restated"):

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

All amounts shown in the schedule below already reflect these previously recorded restatements.

This Form 10-Q includes restated financial information for prior periods. The following schedule details the effect of the Tax Restatement on the three and nine month periods ended September 30, 2004. In addition, the Company will file, as soon as possible, Form 10-K/A for the year ended December 31, 2004 to restate its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and its related disclosures. The Company will file contemporaneously with Form 10-K/A its Forms 10-Q/A for the first two quarters of 2005. The Tax Restatement adjustments result in a $5,300,000 reduction of shareholders' equity as of December 31, 2004.

The adjustments described above resulted in the following adjustments outlined as follows (in thousands):

Income Statement
	Nine Months Ended
	September 30, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 5,495	$ -	$ 5,495

Other income (expense)
Interest and other income	370		370
Equity in earnings from unconsolidated entities	1,291		1,291
Interest expense	(3,961)	(131)	(4,092)
Minority interest in consolidated entities	(561)		(561)

Income before provision for income taxes	2,634	(131)	2,503
Provision for income taxes	541	309	850

Net income	$ 2,093	$ (440)	$ 1,653
Earnings per share
Basic	$ 0.40	$ (0.08)	$ 0.32
Diluted	$ 0.40	$ (0.08)	$ 0.32
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

Income Statement
	Three Months Ended
	September 30, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 983	$ -	$ 983

Other income (expense)
Interest and other income	144		144
Equity in earnings from unconsolidated entities	354		354
Interest expense	(1,193)	(42)	(1,235)
Minority interest in consolidated entities	(114)		(114)

Income before provision for income taxes	174	(42)	132
Provision for income taxes	(51)	117	66

Net income	$ 225	$ (159)	$ 66
Earnings per share
Basic	$ 0.04	$ (0.03)	$ 0.01
Diluted	$ 0.04	$ (0.03)	$ 0.01
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

The impact of the tax adjustments on the December 31, 2004 balance sheet is as follows (in thousands):
	December 31, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Accounts payable and accrued liabilities	$ 3,171	$ 982	$ 4,153
Accrued income tax liability-current	1,622	4,294	5,916
Retained earnings	17,527	(5,276)	12,251

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ACPT and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. As of September 30, 2005, the consolidated group includes ACPT and its four major subsidiaries, ARPT, ARMC, ALD and IGP Group. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Nottingham South LLC, Owings Chase LLC, Palmer Apartments Associates Limited Partnership, Prescott Square LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The assets and liabilities of the partnerships contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

The Company's investment in the 15 real estate entities that it does not control, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

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

The operating results for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

The table below presents the major classes of depreciable assets as of September 30, 2005 and December 31, 2004 (in thousands and unaudited):
	September 30,	December 31,
	2005	2004

Land	$ 10,064	$ 8,110
Building	101,816	91,319
Building improvements	4,293	3,616
Equipment	6,801	5,490
	122,974	108,535
Accumulated depreciation	46,198	43,464
Operating properties, net	$ 76,776	$ 65,071

In addition, the Company owned other property and equipment of $1,191,000 and $632,000, net of accumulated depreciation, respectively, as of September 30, 2005 and December 31, 2004. Total depreciation expense was $2,952,000 and $2,287,000 for nine months ended September 30, 2005 and 2004, respectively, and $1,002,000 and $765,000 for the three months ended September 30, 2005 and 2004, respectively.

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

Impact of Recently Issued Accounting Standards

SFAS 123(R)

In December 2004, the Financial Accounting Standard Board or FASB issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123. SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) is similar in concept to SFAS 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. Pro forma disclosure is no longer an alternative. This revision is effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This revision is not expected to have a material impact on our financial condition or results of operations.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the dates SFAS 154 was issued.  We do not anticipate that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations.

FIN 46

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The objective of FIN 46-R is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entities to be consolidated with the results of the primary beneficiary if the primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We adopted FIN 46-R as of March 31, 2004. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

As discussed in Note 3, our Company holds interests in and acts as the managing agent of certain partnerships established for the purpose of constructing and renting residential housing. We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens Limited Partnership ("Brookside") and Lakeside Apartments Limited Partnership ("Lakeside"), are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to losses for Brookside of $194,000 and Lakeside of $167,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

EITF Issue 04-5

In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-5.  EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.  EITF 04-5 is being applied after June 29, 2005 for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the consensus will be applied no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. There are two transition method alternatives available upon adoption; one involves a cumulative effect of a change in accounting principle recorded in opening retained earnings and the other involves restatement.   We have not ultimately determined the financial impact or method of adoption of EITF 04-5; however, we believe most of the apartment partnerships reflected in Note 3, Investment in Unconsolidated Real Estate Entities, will be consolidated resulting in a material impact to the presentation of the Company's assets, liabilities, shareholders' equity and results of operations.
(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in 13 limited partnerships which own apartment properties in the United States and Puerto Rico; a limited partnership interest in a limited partnership that owns a commercial property in Puerto Rico; and a 50% ownership interest in a limited liability company. As discussed above, the Company expects to consolidate most of the apartment partnerships upon adoption of ETIF 04-05 in 2006.

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

Apartment Partnerships

The unconsolidated apartment partnerships as of September 30, 2005 include 13 partnerships owning 3,463 rental units in 16 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates S.E., Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company holds a general partner interest in the remaining partnerships listed above and pursuant to the terms of the partnership agreement, has significant influence over the operations of the partnership's operations. The general partner generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, the Company generally shares in 50% of profits, losses and cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the apartment complex without majority limited partner approval. The limited partners of certain partnerships have additional rights including that the partnership cannot be terminated without their approval and the ability to remove the general partner under certain default conditions. Depending on the partnership, the limited partners may have additional participating rights, which include the right to approve the managing agent, to approve the budget, and to prohibit the general partner from refinancing the property. As such, in accordance with SOP 78-9, the limited partners have important rights and the general partner is considered a noncontrolling partner. Accordingly, the partnerships are accounted for under the equity method.

Commercial Partnerships

The Company holds a limited partner interest in a commercial property in Puerto Rico which it accounts for under the equity method. ELI, S.E. ("ELI") is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 in cash and a 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.

Prior period results reflect the Company's 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") that it purchased from Insular Properties Limited Partnership ("Insular") on April 30, 2004 for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party purchased El Monte for total consideration of $20,000,000, of which $17,000,000 was paid in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to El Monte's partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In the first quarter 2005, El Monte distributed to the Company $30,000 in cash and its 50% share of the $3,000,000 note. The Company will recognize income as it receives cash payments on the note. The note is due in installments over a three year period beginning in December 2007. El Monte expects to wind up its affairs in 2005.

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with Lennar Corporation ("Lennar") for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a joint venture, St. Charles Active Adult Community, LLC, was formed to carry out the terms of the joint venture. Lennar and the Company each hold a 50% ownership interest in the limited liability company. The operating agreement calls for the joint venture to develop 352 lots and to deliver the lots to Lennar, starting at the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded as deferred costs. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and Lennar provided development completion guarantees for the project with an estimated cost to complete of approximately $10,923,000 as of September 30, 2005.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities for which the Company accounts under the equity method. The information is presented to segregate the apartment partnerships from both the commercial partnerships accounted for within the investment properties caption on the balance sheet, and our 50% ownership interest in the land development joint venture that is included in the community development caption on the balance sheet.
		Land Development
Apartment	Commercial	Joint
Properties	Properties	Venture	Total
(in thousands)
Summary Financial Position:
Total Assets
September 30, 2005	$ 79,617	$ 28,826	$ 11,616	$ 120,059
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
September 30, 2005	102,762	23,120	-	125,882
December 31, 2004	102,924	24,975	-	127,899
Total Recourse Debt
September 30, 2005	-	-	4,318	4,318
December 31, 2004	-	-	-	-
Total Other Liabilities
September 30, 2005	9,413	1,914	367	11,694
December 31, 2004	9,673	3,231	235	13,139
Total (Deficit) Equity
September 30, 2005	(32,558)	3,792	6,931	(21,835)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment
September 30, 2005	3,084	4,846	1,827	9,757
December 31, 2004	3,942	4,872	2,987	11,801
Summary of Operations:
Total Revenue
Nine Months Ended September 30, 2005	20,799	2,742	-	23,541
Nine Months Ended September 30, 2004 (Restated)	20,368	5,039	-	25,407
Three Months Ended September 30, 2005	6,928	915	-	7,843
Three Months Ended September 30, 2004 (Restated)	6,795	1,643	-	8,438
Net Income
Nine Months Ended September 30, 2005	1,470	1,346	(3)	2,813
Nine Months Ended September 30, 2004 (Restated)	679	1,374	-	2,053
Three Months Ended September 30, 2005	453	448	-	901
Three Months Ended September 30, 2004 (Restated)	596	442	-	1,038
Company's Recognition of Equity in Earnings
Nine Months Ended September 30, 2005	385	519	-	904
Nine Months Ended September 30, 2004 (Restated)	803	488	-	1,291
Three Months Ended September 30, 2005	129	147	-	276
Three Months Ended September 30, 2004 (Restated)	185	169	-	354
Summary of Cash Flows:
Cash Flows from Operating Activities
Nine Months Ended September 30, 2005	5,228	1,750	108	7,086
Nine Months Ended September 30, 2004 (Restated)	3,860	2,067	-	5,927
Three Months Ended September 30, 2005	2,032	875	66	2,973
Three Months Ended September 30, 2004 (Restated)	1,456	845	-	2,301

			Land Development
	Apartment	Commercial	Joint
	Properties	Properties	Venture	Total

Company's Share of Cash Flows from Operating Activities
Nine Months Ended September 30, 2005	1,577	792	54	2,423
Nine Months Ended September 30, 2004 (Restated)	1,039	952	-	1,991
Three Months Ended September 30, 2005	563	396	33	992
Three Months Ended September 30, 2004 (Restated)	477	391	-	868
Operating Cash Distributions
Nine Months Ended September 30, 2005	2,969	1,213	-	4,182
Nine Months Ended September 30, 2004 (Restated)	991	1,176	-	2,167
Three Months Ended September 30, 2005	491	460	-	951
Three Months Ended September 30, 2004 (Restated)	107	474	-	581
Company's Share of Operating Cash Distributions
Nine Months Ended September 30, 2005	1,320	545	-	1,865
Nine Months Ended September 30, 2004 (Restated)	325	497	-	822
Three Months Ended September 30, 2005	245	189	-	434
Three Months Ended September 30, 2004 (Restated)	35	193	-	228
Financing/Refinancing Cash Distributions
Nine Months Ended September 30, 2005	100	-	2,320	2,420
Nine Months Ended September 30, 2004 (Restated)	2,526	-	-	2,526
Three Months Ended September 30, 2005	-	-	-	-
Three Months Ended September 30, 2004 (Restated)	-	-	-	-
Company's Share of Financing/Refinancing Cash Distributions
Nine Months Ended September 30, 2005	1	-	1,160	1,161
Nine Months Ended September 30, 2004 (Restated)	1,249	-	-	1,249
Three Months Ended September 30, 2005	-	-	-	-
Three Months Ended September 30, 2004 (Restated)	-	-	-	-

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2005 and December 31, 2004 (in thousands and unaudited):
	Maturity	Interest	Outstanding
	Dates	Rates (a),(b)	September 30,	December 31,
	From/To	From/To	2005	2004

Related to community development:
Recourse debt (c)	06-30-06/	4%/P+1%	$ 14,280	$ 16,504
	03-01-20

Related to homebuilding:
Recourse debt (d)	10-31-07	P	17,235	8,792

Related to investment properties:
Recourse debt (e)	05-15-07/	6.98%/P+1.25%	4,819	1,896
	01-23-13

Non-recourse debt (f), (g)	10-31-05/	LIBOR	112,109	98,879
	02-01-39	+2.25%/7.85%
General:
Recourse debt (h)	01-31-06/	Non-interest	177	202
	06-01-10	bearing/10.95%
Total debt			$ 148,620	$ 126,273
    "P" = Prime lending interest rate.  (The prime rates at September 30, 2005 and December 31, 2004 were 6.75% and 5.25% respectively).
    "LIBOR" = London Inter Bank Offer Rate.  The three-month LIBOR rates at September 30, 2005 and December 31, 2004 were 3.70 % and 2.56%, respectively.
    As of September 30, 2005, $13,280,000 of the community development recourse debt relates to the general obligation bonds with the Charles County government as described in detail under the heading "Financial Commitments" in Footnote 5.  The remainder of the outstanding balance is fully collateralized by approximately 500 acres within Parque El Commandante. On April 29, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation were repaid in full. As a result, the balance of the land inventory in Parque Escorial is unencumbered as of September 30, 2005.
    The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid primarily by the proceeds from home sales, which are scheduled to begin in the fourth quarter of 2005.
    As of September 30, 2005 and December 31, 2004, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003 as well as a 2 year, $3,000,000 recourse note with Columbia Bank that the Company signed in June 2005.  The loan with Columbia Bank carries a fixed interest rate of 6.98% and requires the Company to pay monthly principle and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.
    The non-recourse investment properties' debt is collateralized by the apartment projects. As of September 30, 2005, approximately $55,937,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. As of September 30, 2005, a portion of the outstanding balance is composed of a mortgage loan of $4,041,000 that has a stated interest rate of 7.5%; however, after deducting an interest subsidy provided by HUD, the effective interest rate over the life of the loan is 1%. The non-recourse debt balance is also composed of an $8,198,000 construction credit facility for an office building in Parque Escorial that matured on October 31, 2005. The Company converted the construction credit facility to a permanent loan on October 31, 2005. The permanent loan is a thirty-year loan with an amortization period of thirty years and a fixed rate equal to the SWAP Rate plus 2.25% for ten years. The interest rate will be reset depending on the Company decision of fixing the rate for five, seven or ten year interest rate period. The fixed rate at the conversion date, October 31, 2005, was 7.33%. The principal amount at the conversion date was $8,625,000.
     On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly-owned subsidiary of the Company secured a non-recourse construction loan of $27,008,000 with GMAC Commercial Mortgage Corporation to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The Company plans to construct a 252 unit apartment complex offering one and two bedroom units at market rates. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The first of nine buildings is projected to be available for occupancy in the third quarter of 2006.  The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.
    The general recourse debt outstanding as of September 30, 2005 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes.

                The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of September 30, 2005, the Company was in compliance with the provisions of its loan agreements.
(5)	COMMITMENTS AND CONTINGENCIES

Income Tax Matters

As announced on November 15, 2005, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,800,000 as of September 30, 2005 and $4,400,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change (See Note 2). Alternatively, if the Company is successful in maintaining its PTP status, although preferable, under the terms of Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

As of September 30, 2005, ACPT is guarantor of $15,005,000 of surety bonds for the completion of land development projects with Charles County, substantially all of which are for the benefit of the Charles County Commissioners.

Consulting Agreement and Arrangement

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 which provides for annual cash payments of $200,000 through October 2008. At Mr. Wilson's request, payments are made to IGC.

Guarantees

ACPT and its subsidiaries typically provide guarantees on loans made to other subsidiaries. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of September 30, 2005, ACPT has guaranteed $18,099,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $18,235,000 of outstanding debt owed by its subsidiaries. LDA guaranteed $17,235,000 of outstanding debt owed by its subsidiary. In addition, St. Charles Community LLC guaranteed $4,819,000 of outstanding debt owed by AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary's or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

Charles County

The Company was named as a third-party defendant in a three count complaint alleging that the Company schemed with the Charles County Commissioners, one employee of Charles County, the St. Charles Planning & Design Review Board ("PDRB"), and the managing agent for the PDRB to prevent the plaintiff from obtaining signage for one of his lots and the development of a second lot. Each of the three counts sought actual and compensatory damages in an amount to be proven at trial, plus punitive damages in the amount of $3,000,000. The trial judge granted the Company's Motion to Dismiss but the plaintiff appealed the dismissal. After argument before the Maryland Court of Special Appeals, that court affirmed the trial court's dismissal of all counts as to the Company. The plaintiff's petition for certiorari with the Court of Appeals, Maryland's highest court, was denied on July 11, 2005. Accordingly, all claims against the Company have been dismissed.

New Capitol Park Plaza

On October 7, 2003, New Capitol Park Plaza Tenants Association and several individual tenants filed a suit against a number of parties including the Company arising largely out of disruptions caused by renovation of the premises at 201 I Street, SW, Washington, DC. Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the premises, hired and supervised the construction contractor also named as a defendant. The Company was the managing agent of the premises. Plaintiffs allege that the defendants, including ARMC, failed to address various alleged security, safety and health conditions at the premises. It also alleges that ARMC and other defendants failed to supervise or monitor the activities of employees of ARMC and employees of other defendants, as well as construction workers on site, allegedly resulting in the loss of personal property. The complaint contains eleven counts, three of which are alleged against ARMC only (two counts of negligence and one count of negligent entrustment) and six of which are alleged against ARMC and other defendants (three counts for violations of the District of Columbia Consumer Protection Procedures Act; one count for breach of contract; one count for negligent retention of employees and construction contractors; and one count for intrusion upon seclusion - privacy violations). In addition to the other relief requested, plaintiffs sought a temporary restraining order. A hearing has already been held on plaintiffs' motion for a temporary restraining order, which motion has been denied. Other relief sought by the plaintiffs includes a preliminary injunction; a declaratory judgment, which, among other things, would relieve the tenants of their obligations under their respective leases; unquantified compensatory damages; attorneys' fees; punitive damages; and the greater of compensatory or liquidated damages pursuant to their claims under the Consumer Protection Procedures Act. A motion for partial summary judgment was filed by the defendants, including ARMC. Additionally, plaintiffs filed a motion to compel discovery from ARMC, including, but not limited to what are likely thousands of pages of documents. The motion for partial summary judgment was granted in part:  Judgment was entered in favor of ARMC as to the three counts (I, II, and III) alleging violations of the Consumer Protection Procedures Act.  Additionally, judgment was granted in favor of ARMC as to the claims asserted by the Tenants Association.  Plaintiffs' counsel moved to add twenty-eight individual present and former tenants as plaintiffs (in addition to the two original individual plaintiffs) but the court denied that motion.    The court then dismissed one of the two remaining individual plaintiffs, ordering that his case be tried in landlord-tenant court.  The court also dismissed the claims for punitive damages.

Simpson

On August 30, 2004, Arthur Simpson filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC. Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the premises and are named as defendants. ARMC was the managing agent of the Premises. Plaintiff alleged that the defendants (including ARMC) failed to address various alleged security and safety conditions at the premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains four counts alleged against the defendants including ARMC. Those four counts are for nuisance, breach of implied warranty of habitability, negligence, and intentional infliction of emotional distress. For relief, plaintiff seeks an injunction prohibiting defendants from facilitating access to plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $10,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the plaintiff's apartment. On September 16, 2005, the parties attended a Court hearing on outstanding motions. The Court should rule on the motions shortly.

Lewis

On January 25, 2005, Myriet Jno-Lewis filed a suit arising largely out of disruptions caused by renovation of the premises located at 201 I Street, SW, Washington, DC. Affiliates of J. Michael Wilson, the Company's Chief Executive Officer, own the Premises and are named as defendants. ARMC was the managing agent of the premises. Plaintiff alleged that the defendants (including ARMC) failed to address various alleged security and safety conditions at the premises and also failed to supervise or monitor the activities of construction workers on site. The complaint contains five counts alleged against the defendants including ARMC. Those five counts are for nuisance, breach of implied warranty of habitability, negligence, invasion of privacy, and intentional infliction of emotional distress. For relief, plaintiff seeks an injunction prohibiting defendants from facilitating access to plaintiff's apartment without adequate notice or lawful excuse, compensatory damages of $1,000,000, as well as unquantified punitive damages, declaratory judgment, which, among other things would relieve him of his lease obligations, preliminary injunction, attorney's fees and an injunction requiring the inspection and remediation of mold within the plaintiff's apartment. On October 27, 2005, Ms. Jno-Lewis decided voluntarily to dismiss her complaint against the Defendants, including ARMC to pursue her Landlord-Tenant action.

San Juan Nissan Auto

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

Rodriguez

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

Loiza Valley

On November 24, 1997, the plaintiffs, resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Court proceedings culminating in a Puerto Rico Supreme Court denial of certiorari in June 2005 have confirmed that LDA is an added insured on the damage claims in the complaint, and Integrand has assumed defense of the matter on behalf of LDA. In the status hearing held on August 10, 2005, the court scheduled the beginning of the trial for May 31, 2006.

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

ACPT, certain officers and trustees of ACPT, IGC and a general partner of IGC, Interstate Business Corporation ("IBC"), have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
			(Restated)		(Restated)
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 1,458	$ 1,733	$ 323	$ 480
Affiliates of J. Michael Wilson, CEO and Chairman		502	561	258	181
		$ 1,960	$ 2,294	$ 581	$ 661
Interest and Other Income
Unconsolidated real estate entities with third
party partners		$ -	$ 33	$ -	$ 9

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 101	$ 300	$ 32	$ 96
Reserve additions and other write-offs-
Unconsolidated real estate entities with third
party partners	(A)	(31)	199	(13)	36
Affiliates of J. Michael Wilson, CEO and Chairman		-	153	-	51
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's salary		263	218	88	73
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(16)	(15)	(7)	(4)
IGC		-	(1)	-	-
James J. Wilson, IGC chairman and director	(B3)	150	150	50	50
Thomas J. Shafer, Trustee	(B4)	32	32	11	11
		$ 499	$ 1,036	$ 161	$ 313

BALANCE SHEET IMPACT:
				Balance September 30,	Balance December 31,
				2005	2004
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party
partners, net of reserves				$ 404	$ 641
Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$ 128	$ 72
IGC				-	3
IBC				6	5
				$ 134	$ 80
Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)			$ -	$ 2,728

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

In December 2004, a third party buyer purchased El Monte for total consideration of $20,000,000, of which $17,000,000 was paid in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to El Monte's partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed $30,000 in cash and the $1,500,000 note to the Company in the first quarter 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize income as the cash payments on the note are received. As of September 30, 2005, the note and its related deferred income are shown net on the balance sheet. El Monte is expected to wind up its affairs in 2005 and distribute any remaining cash at the time of liquidation.
(7)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, including investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and management services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2005 and 2004 (in thousands):

	United	Puerto	Inter-
Nine Months (Unaudited)	States	Rico	Segment	Total

2005:
Land sales revenue	$ 6,485	$ 10,397	$ -	$ 16,882
Cost of land sales	3,761	7,506	(159)	11,108
Cost of home sales	-	21		21
Rental property revenues	16,603	9	-	16,612
Rental property operating expenses	6,957	48	-	7,005
Management and other fees	767	1,660	(3)	2,424
General, administrative, selling and marketing expense	5,571	2,467	(3)	8,035
Depreciation and amortization	2,836	116	-	2,952
Operating income	4,730	1,908	159	6,797
Interest income	116	547	(521)	142
Equity in earnings from unconsolidated entities	118	786	-	904
Interest expense	5,144	222	(449)	4,917
Minority interest in consolidated entities	372	-	-	372
(Loss)/Income before provision for income taxes	(545)	3,649	88	3,192
Income tax (benefit)/provision	(82)	1,369	-	1,287
Net (loss)/income	(463)	2,280	88	1,905
Gross profit on land sales	2,724	2,891	159	5,774
Gross (loss) on home sales	-	(21)	-	(21)
Total assets	150,746	70,867	(10,193)	211,420
Additions to long lived assets	21,567	2,955		24,522

2004 (Restated):
Land sales revenue	$ 3,162	$ 2,677	$ -	$ 5,839
Cost of land sales	2,403	1,985	-	4,388
Home sales revenue	-	9,861	-	9,861
Cost of home sales	-	7,474	-	7,474
Rental property revenues	13,842	-	-	13,842
Rental property operating expenses	5,716	-	-	5,716
Management and other fees	1,137	1,616	(12)	2,741
General, administrative, selling and marketing expense	4,363	2,572	(12)	6,923
Depreciation and amortization	2,204	83		2,287
Operating income	3,455	2,040	-	5,495
Interest income	148	498	(465)	181
Equity in (loss) earnings from unconsolidated entities	(329)	1,620	-	1,291
Interest expense	4,264	183	(355)	4,092
Minority interest in consolidated entities	561	-	-	561
(Loss)/Income before provision for income taxes	(1,543)	4,156	(110)	2,503
Income tax (benefit) provision	(537)	1,387	-	850
Net (loss) income	(1,006)	2,769	(110)	1,653
Gross profit on land sale	759	692	-	1,451
Gross profit on home sales	-	2,387	-	2,387
Total assets	112,557	67,028	(15,521)	164,064
Additions to long lived assets	11,653	4,775	-	16,428

The following presents the segment information for the three months ended September 30, 2005 and 2004 (in thousands):
	United	Puerto	Inter-
Three Months (Unaudited)	States	Rico	Segment	Total

2005:
Land sales revenue	$ 4,161	$ -	$ -	$ 4,161
Cost of land sales	2,214	14	-	2,228
Rental property revenues	5,775	9	-	5,784
Rental property operating expenses	2,583	48	-	2,631
Management and other fees	262	466	(1)	727
General, administrative, selling and marketing expense	1,840	781	(1)	2,620
Depreciation and amortization	948	54	-	1,002
Operating income (loss)	2,613	(422)	-	2,191
Interest income	25	176	(139)	62
Equity in earnings from unconsolidated entities	45	231	-	276
Interest expense	1,600	77	(139)	1,538
Minority interest in consolidated entities	134	-	-	134
Income (loss) before provision for income taxes	954	(25)	-	929
Income tax provision	507	33	-	540
Net income	447	(58)	-	389
Gross profit (loss) on land sales	1,947	(14)	-	1,933
Total assets	150,746	70,867	(10,193)	211,420
Additions to long lived assets	7,139	900		8,039

2004 (Restated):
Land sales revenue	$ 925	$ -	$ -	$ 925
Cost of land sales	915	14	-	929
Home sales revenue	-	552	-	552
Cost of home sales	-	432	-	432
Rental property revenues	4,844	-	-	4,844
Rental property operating expenses	1,981	-	-	1,981
Management and other fees	295	514	(4)	805
General, administrative, selling and marketing expense	1,242	798	(4)	2,036
Depreciation and amortization	734	31	-	765
Operating income (loss)	1,192	(209)	-	983
Interest income	49	197	(163)	83
Equity in earnings from unconsolidated entities	42	312	-	354
Interest expense	1,306	54	(125)	1,235
Minority interest in consolidated entities	114	-	-	114
(Loss)/Income before provision for income taxes	(133)	302	(37)	132
Income tax (benefit)/provision	(1)	67	-	66
Net (loss) income	(132)	235	(37)	66
Gross profit (loss) on land sale	10	(14)	-	(4)
Gross profit on home sales	-	120	-	120
Total assets	112,557	67,028	(15,521)	164,064
Additions to long lived assets	6,795	1,897	-	8,692

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

A reconciliation of gross profit to net income for the nine months ended September 30, 2005 and 2004 is as follows:
	For the Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit on land sales	$ 5,774	$ 1,451
Gross (loss) profit on home sales	(21)	2,387
Rental property revenues	16,612	13,842
Rental property operating expenses	7,005	5,716
Management and other fees	2,424	2,741
General, administrative, selling and marketing expense	8,035	6,923
Depreciation and amortization	2,952	2,287
Interest and other income	780	370
Equity in earnings from unconsolidated entities	904	1,291
Interest expense	4,917	4,092
Minority interest in consolidated entities	372	561
Provision for Income tax	1,287	850
Net income	$ 1,905	$ 1,653

A reconciliation of gross profit to net income for the three months ended September 30, 2005 and 2004 is as follows:
	For the Three Months
	Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit (loss) on land sales	$ 1,933	$ (4)
Gross profit on home sales	-	120
Rental property revenues	5,784	4,844
Rental property operating expenses	2,631	1,981
Management and other fees	727	805
General, administrative, selling and marketing expense	2,620	2,036
Depreciation and amortization	1,002	765
Interest and other income	134	144
Equity in earnings from unconsolidated entities	276	354
Interest expense	1,538	1,235
Minority interest in consolidated entities	134	114
Provision for income tax	540	66
Net income	$ 389	$ 66

(8)	SUBSEQUENT EVENTS

Cash Dividend

On November 15, 2005, the Board of Trustees declared a $0.10 per share cash dividend on the 5,197,954 common shares outstanding payable on December 14, 2005 to shareholders of record on November 30, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, tax status and any other statements that are not historical. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Form 10-Q.

The words "believes", "expects", "estimates", "anticipates" and other similar expressions are intended to identify forward-looking statements. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
  Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of September 30, 2005, we owned an equity interest in, and managed for third parties and affiliates, properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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
  Inability to preserve our status as a publicly traded partnership under the Internal Revenue Code

As discussed in Notes 2 and 5 to our consolidated financial statements, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. Because the Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders, we are actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,800,000 as of September 30, 2005 and $4,400,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change. Alternatively, if the Company is successful in maintaining its PTP status, although preferable, under the terms of Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2005, the Company announced that it would restate certain historical results to correct errors in previously reported amounts related to the following income tax matters ("Tax Restatement"):

  The Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid. This withholding obligation had not been previously accrued when the interest income was earned.
  The Company determined that certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter.

These adjustments reduced net income and earnings per share by $159,000 and $0.03, and $440,000 and $0.08, for the three and nine month periods ended September 30, 2004, respectively.

On April 29, 2005, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following ("as previously restated"):

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

This Form 10-Q includes restated financial information for prior periods. The schedule in Note 2 of the consolidated financial statements details the effect of the Tax Restatement on the three and nine month periods ended September 30, 2004. In addition, the Company will file, as soon as possible, Form 10-K/A for the year ended December 31, 2004 to restate its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and its related disclosures. The Company will file contemporaneously with the Form 10-K/A its Forms 10-Q/A for the first two quarters of 2005. The Tax Restatement adjustments result in a $5,300,000 reduction of shareholders' equity as of December 31, 2004.

See Note 2 and 5 to the consolidated financial statements for additional information. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations give effect to such restatements.

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

Refer to the Company's 2004 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the nine months ended September 30, 2005 there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the nine and three months ended September 30, 2005 (unaudited) with the results of operations of the Company for the nine and three months ended September 30, 2004 (unaudited and restated). Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. The information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Non-GAAP Measures

The following discussions refer to certain non-GAAP measurements, gross profit and gross margin. Gross profit is defined as land or home sales revenue less the related cost of sales, and gross margin is defined as gross profit divided by sales revenue. Gross profit excludes the following items included in the determinations of net income: rental property revenue, rental property operating expense, equity in earnings from unconsolidated entities, management and other fees, interest and other income, interest expense, general, administrative, selling and market expense, depreciation and amortization, minority interest in consolidated entities, and income tax expense. Management uses these measures to compare a product's sales price in relationship to its cost when making product design and pricing determinations and evaluating the product's performance. These measurements are not intended to be used as a replacement for sales revenue, cost of sales or net income.

Gross profit or gross margin does not represent cash generated from operating activities in accordance with GAAP. Therefore, gross profit and gross margin should not be considered an alternative to net income as an indication of our performance. Also, gross profit and gross margin should not be considered an alternative to net cash flow from operating activities, as determined under GAAP, as a measure of liquidity. A calculation of gross profit and gross margin for the nine and three months ended September 30, 2005 and 2004, along with a reconciliation to net income for each year, is provided in the following tables.

A reconciliation of gross profit to net income for the nine and three months ended September 30, 2005 and 2004 is as follows:

	For the Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited and
		Restated)

Gross profit on land sales	$ 5,774	$ 1,451
Gross (loss) profit on home sales	(21)	2,387
Rental property revenues	16,612	13,842
Rental property operating expenses	7,005	5,716
Management and other fees	2,424	2,741
General, administrative, selling and marketing expense	8,035	6,923
Depreciation and amortization	2,952	2,287
Interest and other income	780	370
Equity in earnings from unconsolidated entities	904	1,291
Interest expense	4,917	4,092
Minority interest in consolidated entities	372	561
Provision for Income tax	1,287	850
Net income	$ 1,905	$ 1,653

	For the Three Months
	Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited and
		restated)

Gross profit (loss) on land sales	$ 1,933	$ (4)
Gross profit on home sales	-	120
Rental property revenues	5,784	4,844
Rental property operating expenses	2,631	1,981
Management and other fees	727	805
General, administrative, selling and marketing expense	2,620	2,036
Depreciation and amortization	1,002	765
Interest and other income	134	144
Equity in earnings from unconsolidated entities	276	354
Interest expense	1,538	1,235
Minority interest in consolidated entities	134	114
Provision for income tax	540	66
Net income	$ 389	$ 66

Calculation of Gross Profit and Gross Margin is as follows (unaudited):
Nine Months Ended September 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 6,485	$ 10,397	$ 16,882
Less cost of land sales	3,761	7,347	11,108
Gross profit on land sales	2,724	3,050	5,774

Gross profit on land sales	2,724	3,050	5,774
Land sales revenue	6,485	10,397	16,882
Gross margin on land sales	42%	29%	34%

Home sales revenue	-	-	-
Less cost of home sales	-	21	21
Gross loss on home sales	-	(21)	(21)

Gross loss on home sales	-	(21)	(21)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-
Nine Months Ended September 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 3,162	$ 2,677	$ 5,839
Less cost of land sales	2,403	1,985	4,388
Gross profit on land sales	759	692	1,451

Gross profit on land sales	759	692	1,451
Land sales revenue	3,162	2,677	5,839
Gross margin on land sales	24%	26%	25%

Home sales revenue	-	9,861	9,861
Less cost of home sales	-	7,474	7,474
Gross profit on home sales	-	2,387	2,387

Gross profit on home sales	-	2,387	2,387
Home sales revenue	-	9,861	9,861
Gross margin on home sales	-	24%	24%

Gross profit on home sales	-	-	-
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Three Months Ended September 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 4,161	$ -	$ 4,161
Less cost of land sales	2,214	14	2,228
Gross profit (loss) on land sales	1,947	(14)	1,933

Gross profit (loss) on land sales	1,947	(14)	1,933
Land sales revenue	4,161	-	4,161
Gross margin on land sales	47%	-	46%

Home sales revenue	-	-	-
Less cost of home sales	-	-	-
Gross profit on home sales	-	-	-

Gross profit on home sales	-	-	-
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-
Three Months Ended September 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 925	$ -	$ 925
Less cost of land sales	915	14	929
Gross profit (loss) on land sales	10	(14)	(4)

Gross profit (loss) on land sales	10	(14)	(4)
Land sales revenue	925	-	925
Gross margin on land sales	1%	-	0%

Home sales revenue	-	552	552
Less cost of home sales	-	432	432
Gross profit on home sales	-	120	120

Gross profit on home sales	-	120	120
Home sales revenue	-	552	552
Gross margin on home sales	-	22%	22%

Results of Operations - U.S. Operations

For the nine months ended September 30, 2005, our U.S. segment generated $4,730,000 of operating income compared to $3,455,000 of operating income generated by the segment for the same period in 2004. For the three months ended September 30, 2005, our U.S. segment generated $2,613,000 of operating income compared to $1,192,000 of operating income generated by the segment for the same period in 2004.  Additional information and analysis of the U.S. operations can be found below.

Community Development - U.S. Operations

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

Community development land sales were $6,485,000 for the nine months ended September 30, 2005 and $4,161,000 for the three months ended September 30, 2005. For the nine month and three month periods ended September 30, 2004, community development land sales were $3,162,000 and $925,000 respectively.

Residential Land Sales

During the first nine months of 2005, we sold 45 standard size single-family lots to Lennar Corporation ("Lennar") at an initial selling price of $100,000 per lot. For the first nine months of 2004 we sold 32 standard size single-family lots at an average price of $90,000 and one lot for $70,000. For the three months ended September 30, 2005, we sold 35 lots at an initial selling price of $100,000 compared to 10 lots sold at an initial selling price of $90,000 for the three months ended September 30, 2004. The amount of land sales and the profitability of such sales will vary from quarter to quarter depending upon the timing of the delivery of the specific land parcels sold.

In March 2004, the Company executed an agreement with Lennar to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires Lennar to provide $20,000,000 in letters of credit to secure the purchase of the lots. Under the agreement, Lennar's homebuilding companies are required to purchase, at a minimum, 200 residential lots, provided that they are developed and available for delivery, per year on a cumulative basis. Assuming 200 lot sales per year, it is estimated that lot settlements will take place over the next ten years. The Company expects to deliver a total of 95 lots under this contract to Lennar in 2005. The ultimate selling price per lot of our lot sales to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the initial price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Prices for our current residential lots reflect the healthy housing market and its upward trend in home prices. Single-family homes built by Lennar on the settled lots in Fairway Village are selling at an average base price of $430,000. For the nine and three months ended September 30, 2005, Lennar settled on 53 and 14 homes respectively, providing the Company with $1,669,000 and $421,000 of additional sales revenue for each respective period for lots purchased from the Company in 2004.

As of September 30, 2005, we had 53 residential lots in backlog that were available for delivery to Lennar, of which 1 lot was sold subsequent to September 30, 2005.

Commercial Land Sales

For the nine months ended September 30, 2005, we sold a total of 1.34 acres of commercial land in St. Charles for $200,000 (an average of $3.43 per square foot) compared to 1.07 acres of commercial land for $128,000 ($2.75 per square foot) in the first nine months of 2004. The average sales prices of these parcels differ due to their location, use and level of development. For the three months ended September 30, 2005, we sold 1.04 acres of commercial land in St. Charles for $150,000. There were no commercial land sales for the three month period ended September 30, 2004. As of September 30, 2005, our backlog consisted of 16.82 of commercial acres under contract for a total selling price of $4,524,000.

Gross Profit

The combined gross profit margin for the nine months ended September 30, 2005 was 42% while the combined gross profit margin for the nine months ended September 30, 2004 was 24%. The gross profit for the third quarter of 2005 was 47% compared to 1% for the third quarter of 2004. The gross profit margins in 2005 were affected by increases in the costs for the development of lots in Fairway Village offset by the additional sales revenue earned from our residential lot sales to Lennar. Our development costs have been directly affected by the limited supply of laborers as well as the increase in the price of steel, oil and fuel.

Rental Property Revenues and Operating Results - U.S. Operations

Certain of the U.S. based apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of some of these properties and any losses and distributions in excess of the minority owners basis in those properties are reflected as minority interest. As of September 30, 2005, ten of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes two of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

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

The following table presents the results of rental property revenues and operating expenses for the nine and three months periods ended September 30, 2005 and 2004 (in thousands):
	For the Nine Months Ended		For the Three Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
		(Restated)		(Restated)
Rental Property - Revenues	$ 16,603	$ 13,842	$ 5,775	$ 4,844
Rental Property - Operating Expenses	6,957	5,716	2,583	1,981

Rental property revenues increased $2,761,000 for the nine months ended September 30, 2005 and increased $931,000 for the three months ended September 30, 2005 compared to the respective periods in the prior year. Rental property revenue earned in the nine and three months of 2005 was directly impacted by the apartment acquisitions in October 2004 and May 2005, an overall annual rent increase of 5% and a quarterly rent increase of 2% as well as an increase in rent generated by one of our properties that converted from a fully subsidized property to a 100% market rate property in July 2004.

Rental property operating expenses increased $1,241,000 for the nine months ended September 30, 2005 and increased $602,000 for the three months ended September 30, 2005 compared to the respective periods in 2004.  The year-to-date and quarter-to-date increases in our rental property operating expenses are attributable to the growth in the size of our apartment operations. The increases attributable to the acquisitions were offset in part by a slight reduction in operating expenses at our apartment properties as a result of improved operating efficiencies.

Management and Other Fees - U.S. Operations

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

For the nine months ended September 30, 2005, management and other fees were $767,000, a decrease of $370,000 from the $1,137,000 recognized in the comparable period of fiscal 2004. For the three months ended September 30, 2005, management and other fees were $262,000, a decrease of $33,000 from the $295,000 recognized in the comparable period of fiscal 2004.

The decrease in our management fees is primarily due to the recognition of a $144,000 special management fee earned from the refinancing of Huntington Associates Limited Partnership, one of our unconsolidated entities in the first quarter of 2004, with no comparable fee in 2005 and the recognition of a $100,000 incentive management fee from another one of our other unconsolidated entities in the second quarter of 2004 with no comparable fee earned in 2005. The decrease is also the result of our termination of a management contract with a non-owned property in October 2004 as well as a reduction in fees earned from our managed properties in connection with their use of the computer system.

General, Administrative, Selling and Marketing Expenses - U.S. Operations

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

General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,208,000 to $5,571,000 for the nine months ended September 30, 2005, compared to $4,363,000 for the same period of 2004.   For the three month period ended September 30, 2005, general, administrative, selling and marketing costs increased $598,000 to $1,840,000 compared to $1,242,000 for the three month period ended September 30, 2004.

The 28% increase in general, administrative, selling and marketing costs for the nine months ended September 30, 2005 is primarily attributable to $536,000 of additional charges related to our outstanding share appreciation rights, and $431,000 of additional professional services fees including audit, tax compliance, consulting and corporate costs incurred in the first nine months of the fiscal year as a result of the restatement, additional corporate governance and price increases in excess of inflation. Our year-to-date increase is also attributed to a $407,000 increase in salaries and benefits, including bonuses, and $102,000 in compensation expense for shares that were awarded to our non-employee Trustees in September.  The increases noted above were offset by a $376,000 reduction in bad debt expense on outstanding accounts receivable balances which were previously reserved due from two apartment properties for which we serve as the general partner and one affiliated property that we managed.

The 48% increase in general, administrative, selling and marketing costs for the three months ended September 30, 2005 is primarily attributable to additional charges related to our outstanding share appreciation rights due to the increase in our share price during the third quarter of 2005. The quarterly increase is also the result of an increase in salaries and benefits, and corporate governance related consulting fees. The third quarter increases were offset slightly by a reduction in bad debt expense and a reduction in legal fees.

Depreciation Expense - U.S. Operations

Depreciation expense increased $632,000 to $2,836,000 for the first nine months of 2005 compared to $2,204,000 for the same period in 2004. Depreciation expense increased $214,000 to $948,000 for the three months ended September 30, 2005 compared to $734,000 for the same period in 2004.  Depreciation expense for the nine and three month periods ended September 30, 2005 was directly affected by the apartment acquisitions in October 2004 and May 2005 as well as capital improvements made to our rental properties.

Equity in Earnings from Unconsolidated Entities - U.S. Operations

The results of our share of earnings from the real estate entities that we do not control are reflected in this section. (See Note 3 to the consolidated financial statements, "Investments in Unconsolidated Real Estate Entities" for more information regarding our investments in and commitments to these entities.) Earnings from these entities will vary from quarter to quarter depending on the level of activity for each entity during the period, where the entity is in the earnings stream, and whether or not the limited partners have recovered their capital contribution.

For the nine months ended September 30, 2005, the Company recognized earnings of $118,000 for its investments in its unconsolidated real estate entities. For the same period in 2004, the Company recognized a loss of $329,000 in its investments in its unconsolidated real estate entities. The increase was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships in 2004 with no comparable write-offs in 2005.

For the three months ended September 30, 2005, the Company recognized earnings of $45,000 in its investments in its unconsolidated real estate entities compared to a earnings of $42,000 for the same period in 2004. The operations of our unconsolidated apartment properties remained consistent within the two quarterly periods presented.

Interest Expense - U.S. Operations

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

Interest expense increased 21% for the first nine months of 2005 to $5,144,000 compared to $4,264,000 for the first nine months of 2004. Interest expense for the three months ended September 30, 2005 increased 23% to $1,600,000 compared to $1,306,000 for the three months ended September 30, 2004.  The increase in interest expense was primarily due to the increased loan amounts of the mortgages refinanced and the acquisition of three apartment properties. This year's increase was offset by loan fees amortized in 2004 for loans that were paid off by December 31, 2004 as well as loan fees and prepayment penalties paid in connection with the refinancing of one of our apartment properties mortgages in January 2004.

Minority Interest in Consolidated Entities - U.S. Operations

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

Minority interest for the nine months ended September 30, 2005 was $372,000 compared to $561,000 for the nine months ended September 30, 2004. Minority interest for the three months ended September 30, 2005 increased $20,000 to $134,000 compared to $114,000 for the same period in 2004.

The minority partners' excess basis charged to minority interest expense during the first nine months of 2005 was $189,000 less than the comparable 2004 period principally due to increased distributions in excess of basis to the minority partner in 2004 when one of the property's mortgage was refinanced. This decrease was offset by the impact of the increased earnings generated by the partnerships in 2005. The minority owners' share of income increased $160,000 during the first nine months of 2005 primarily as a result of deferred financing fees written off in the first quarter 2004, rent increases and operating cost reductions.  The minority interest in consolidated entities increased 18% during the three months ended September 30, 2005 primarily due to distributions to minority partners in excess of their basis.

Benefit for Income Taxes - U.S. Operations

The effective tax rate for the nine months ended September 30, 2005 is 15% compared to 35% for the nine months ended September 30, 2004. The effective tax rates for the three months ended September 30, 2005 and 2004 are 53% and 1%, respectively. The federal and state statutory rate is 39%. The effective rate for 2005 differs from the statutory rate primarily due to the effect of permanent items and results of amended returns. The primary difference between the effective rate and the statutory rate for the three months ended September 30, 2004 is related to the distortion caused by a small amount of income whereby book to tax differences produce a disproportionate increase or decrease in the effective tax rate. The first nine months of 2005 and 2004 reflects a tax benefit of $82,000 and $537,000, respectively. The tax benefit in the first nine months of 2005 is primarily due to net operating losses the Company expects to fully utilize; whereas the tax benefit for the first nine months of 2004 is principally the result of temporary book to tax differences.

Results of Operations - Puerto Rico Operations

For the nine months ended September 30, 2005, our Puerto Rico segment generated $1,908,000 of operating income compared to $2,040,000 for the same period in 2004. For the three months ended September 30, 2005, our Puerto Rico segment incurred a $422,000 operating loss compared to an operating loss of $209,000 for the same period in 2004. Additional information and analysis of the Puerto Rico operations can be found below.

Community Development - Puerto Rico Operations

Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

Community development land sales for the nine months ended September 30, 2005 were $10,397,000 compared to $2,677,000 for the nine months ended September 30, 2004. In February 2005, the Company sold 2.5 commercial acres in the master-planned community of Parque Escorial for $2,949,000 and in April 2005, the Company sold another 7.2 commercial acres in Parque Escorial for $7,448,000. In April 2004, the Company sold 2.4 commercial acres for $2,752,000 in Parque Escorial. The gross profit margin for the nine months ended September 30, 2005 was 29% as compared to 26% for the same period in 2004.

There were no community development land sales for the three month periods ended September 30, 2005 and 2004. There were no residential or commercial acres in backlog at September 30, 2005.

Homebuilding - Puerto Rico Operations

The Company organizes corporations as needed to operate each individual homebuilding project. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial ("Brisas"). In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The condominium went in the market in January 2005 with expected delivery to commence in the fourth quarter of 2005. The condominium units are sold individually from an onsite sales office to prequalified homebuyers.

During the nine and three months ended September 30, 2004, fifty-five and three units, respectively, of the Brisas project were closed generating an aggregate home sales revenue of $9,861,000 and $552,000, respectively, with no comparable home sales revenue generated for the same periods in 2005. The gross profits for the nine and three month periods of 2004, were 24% and 22%, respectively.

As of September 30, 2005, fifty-five units of Torres were under contract at an average selling price of $241,000 per unit. Each sales contract is non-contingent and is backed by a $6,000 deposit.

Rental Property Revenues and Operating Results - Puerto Rico Operations

In September 2005, the Company commenced the operations of the first commercial rental property in the community of Parque Escorial, known as Escorial Office One, in which it holds a 100% ownership interest. As a result, we include within our financial statements the commercial rental property's total revenue and operating expenses. Escorial Office One is a three-story building with approximately 56,000 square feet of offices space for lease. As of September 30, 2005, 32% of the office space was leased. The Company moved the Puerto Rico Corporate Office to the new facility and leases approximately 20% of the building. The portion of rental income collected from the Company is eliminated in the consolidation.

During the nine months and three months ended September 30, 2005, the commercial rental property generated rental income and operating expenses of $9,000 and $48,000, respectively, with no comparable rental income and operating expenses for the same periods in 2004.

Management and Other Fees - Puerto Rico Operations

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

Management and other fees increased 3% to $1,660,000 during the nine months ended September 30, 2005, compared to $1,616,000 for the same period in 2004. The year-to-date increase is attributable to the special fee of $139,000 earned in April 2005 from the sale of one of the non-owned commercial property that we managed as well as a $96,000 fee recognized in connection with the refinancing of one of our managed properties in the second quarter. Our year-to-date management fees were positively affected by increases in the annual rents of the apartment properties. Results for the nine month period were affected by a reduction in the recognition of management fees from the commercial properties sold in December 2004 and April 2005 and a reduction in the recognition in 2005 of refinancing fees due to the end of amortization of deferred refinancing fees during the second quarter of 2004 of one apartment property refinanced in 2002.

Management and other fees decreased 9% to $466,000 for the three months ended September 30, 2005 as compared to $514,000 for the same period in 2004. The $48,000 decrease in management fees for the quarter is the result of a reduction in fees recognized from the managed properties sold in December 2004 and April 2005 as well as a reduction in the amortization of deferred financing fees recognized in the periods presented.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations

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

General, administrative, selling and marketing expenses decreased 4% to $2,467,000 during the nine months ended September 30, 2005, as compared to $2,572,000 for the same period of 2004 and decreased 2% to $781,000 during the three months ended September 30, 2005, as compared to $798,000 for the three months ended September 30, 2004.

The year-to-date decrease is primarily attributable to a $113,000 reduction in municipal tax expense in 2005, a $54,000 reduction in selling and marketing expenses in our homebuilding operations due to the completion of the Brisas project; and $155,000 reduction in bad debts, legal, telephone, office rent and miscellaneous expenses. The decreases we experienced in 2005 were offset in part by a $224,000 increase in salaries, bonuses and fringes, and audit fees, and an increase of $18,000 in the outstanding share incentive rights expenses recorded as a result of the increases in our share price.

The slight decrease for the third quarter of 2005, is the result of a reduction of $192,000 in bad debts, legal fees, accounting and audit fees, office rent and tax expense. The three months decreases were offset by increases in the outstanding share incentive rights expenses of $118,000 recorded as a result of the increases in our share price and $54,000 in salaries, bonuses and consulting fees.

Equity in Earnings from Partnerships and Sponsor and Developer Fees - Puerto Rico Operations

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

Equity in earnings from partnerships decreased 51% to $786,000 for the nine months ended September 30, 2005 compared to $1,620,000 for the same period in 2004 and decreased 26% to $231,000 during the third quarter of 2005 compared to $312,000 in 2004.

The nine-month period decrease is attributable to $785,000 of distributions received in excess of our investment basis from one of our partnerships, for which the Company has no funding obligation, out of the refinancing of its partnership's mortgage in March 2004, offset in part by cash distributions of $30,000 received from El Monte Properties.

The 26% decrease during the third quarter of 2005 is the result of increases in financial and operating expenses incurred within our apartment and commercial properties.

Interest Expense - Puerto Rico Operations

Interest on the community development, homebuilding and office building construction loans is capitalized. Other bank charges, interest on capital leases and the amortization of certain loan fees are reflected on our financial statements as interest expense. In addition, interest expense includes amounts accrued related to potential income tax underpayments.

Interest expense increased 21% for the nine months of 2005 to $222,000 compared to $183,000 for the nine months ended September 30, 2004 and increased 43% to $77,000 for the third quarter of 2005 compared to $54,000 of interest expense for the same period in 2004. The year-to-date and quarter-to-date increase is attributable to interest expense accrued related to potential income tax underpayments offset by a reduction in the amortization of deferred financing costs.

Provision for Income Taxes - Puerto Rico Operations

The effective tax rates for the nine months ended September 30, 2005 are 38% and 33%, respectively. The effective tax rates for the three months ended September 30, 2005 and 2004 are (132%) and 22% respectively. The Puerto Rico statutory tax rate is 29%. The difference in the effective tax rate and the statutory rate for the three months ended September 30, 2005 is the result the factors discussed above and its disproportionate affect on the effective rate since the segment incurred a small loss during the period. The effective tax rate is reduced by certain income that is exempt from Puerto Rico taxes. In addition, the Company accrued an additional $77,000 and $251,000, and $79,000 and $202,000 of taxes for the three and nine months ended September 30, 2005 and 2004, respectively, related to the potential taxation of certain Puerto Rico income at the U.S. Corporate statutory rates net of any potential foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated. The following table sets forth the changes in the Company's cash flows (in thousands):
	Nine Months Ended September 30,
	2005	2004
		(Restated)
Operating Activities	$ (10,480)	$ 14,366
Investing Activities	(4,875)	(12,779)
Financing Activities	14,389	4,964
Net (Decrease)/Increase in Cash	$ (966)	$ 6,551

For the nine months ended September 30, 2005, the Company used $10,480,000 in net cash for its operating activities compared to $14,366,000 of cash flows provided by its operating activities for the nine months ended September 30, 2004. The $24,846,000 decrease in cash flows from operating activities for the first nine months of 2005 compared to the first nine months of 2004 is primarily due to the different phases of our community development and homebuilding projects for the respective periods presented.  Within our community development operations in the U.S., the Company continues to develop residential lots for delivery to Lennar as part of its March 2004 agreement.  Also, in accordance with an agreement with the Charles County government, the Company is accelerating the construction of two major roadway links to the Charles County roadway system.  The infrastructure expansion is supported by the issuance of two separate general obligation public improvement bonds offered by the county government in March 2005 and 2004.  For the nine months ended September 30, 2005, the Company added $15,556,000 of additions to our community development assets in connection with these projects. Within our homebuilding operations in Puerto Rico, the Company is currently in the construction phase of its next homebuilding project and has incurred $9,902,000 of homebuilding construction expenditures during the period. The Company expects to begin selling finished units in the fourth quarter of 2005; during the first nine months of 2004, the Company sold 55 units from its previous project. From period to period, cash flows from operating activities also depends upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the nine months ended September 30, 2005, the Company used $4,875,000 of net cash in investing activities compared to $12,779,000 of net cash used by investing activities during the same period in 2004. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use and returns of our investments. During the first nine months of 2005, the Company invested $2,309,000 in its existing properties which includes approximately $1,490,000 in connection with the construction of a 56,000 square foot office building in Parque Escorial, Puerto Rico, in which we hold a 100% ownership interest. For the nine months ended September 30, 2004, the Company invested $2,573,000 in existing properties and $3,316,000 in the construction of the office building in Puerto Rico.

                For the first nine months of 2005, $14,389,000 of cash was provided by financing activities compared to $4,964,000 of cash provided by financing activities for the same period in 2004. Cash provided by or used in financing activities generally relates to dividend distributions to our shareholders, and advances and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. For the nine months ended September 30, 2005, we received approximately $8,800,000 of cash proceeds from the refinancing of one of our apartment properties mortgage in March 2005 (Lancaster), $10,000,000 of development loan proceeds received during the first nine months in conjunction with construction of the office building in Puerto Rico, and the development of our homebuilding project in Parque Escorial, and a $3,000,000  loan with Columbia Bank for our equity portions of our apartment acquisitions in October 2004.  Our year-to-date proceeds received from debt financing in 2005 were offset by $13,293,000 of debt curtailments, including Lancaster's original loan of $3,800,000, and $8,500,000 of community development recourse debt as well as $1,536,000 of cash dividends distributed to our shareholders on March 10, 2005, June 8, 2005 and September 8, 2005.

The Company expects to refinance one of the non-recourse mortgages encumbering one of the U.S. apartment complexes. As part of this refinancing, the majority of the apartment complex will be converted from subsidized units to market rate units. Management expects to receive an estimated $3,000,000 in fees and distributions from the loan proceeds.

Income Tax Matters

During the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,800,000 as of September 30, 2005 and $4,400,000 as of December 31, 2004. The amount accrued represents estimated amounts which remain subject to final resolution and therefore are subject to change (See Note 2 in the consolidated financial statement footnotes). Alternatively, if the Company is successful in maintaining its PTP status, although preferable, under the terms of Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

Contractual Obligations

The following chart reflects our contractual financial obligations as of September 30, 2005:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt - community development,
homebuilding and investment properties	$ 36,334	$ 1,931	$ 22,488	$ 1,840	$ 10,075
Total non-recourse debt - investment properties	112,109	9,448	5,362	4,364	92,935
Capital lease obligations	99	6	54	39	-
Operating lease obligations	1,238	292	756	190	-
Purchase obligations	46,282	21,420	24,862	-	-
Total contractual cash obligations	$ 196,062	$ 33,097	$ 53,522	$ 6,433	$ 103,010

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

In June 2005, the Company signed a two year, $3,000,000 recourse note with Columbia Bank.  The loan carries a fixed interest rate of 6.98%, requires the Company to pay monthly principle and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in October 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company will donate 42 acres of land in St. Charles to Charles County. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County will issue the sale of general obligation bonds to finance the infrastructure improvements in March 2006. The bonds will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 lot allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's homebuilding assets and 540 acres of community development land assets within its Puerto Rico segment are encumbered by recourse debt.  The Company obtained a construction loan in March 2004 for its current homebuilding project, Torres del Escorial. The construction loan with FirstBank carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $18,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales, which are scheduled to begin in the fourth quarter of 2005. Construction loan advances of $8,765,000 remain available under this credit facility.  On April 29, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation, were repaid in full.  As a result, the balance of the land assets in Parque Escorial is unencumbered as of September 30, 2005.

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 of the Notes to consolidated financial statements, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of September 30, 2005, approximately 46% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly-owned subsidiary of the Company secured a non-recourse construction loan of $27,008,000 with GMAC Commercial Mortgage Corporation to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The Company plans to construct a 252 unit apartment complex offering one and two bedroom units at market rates. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The first of the nine buildings is projected to be available for occupancy in the third quarter of 2006.  The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.

Non-Recourse Debt - Puerto Rico Operations

A construction loan of $8,625,000 from Banco Popular of Puerto Rico was secured to fund the development and construction costs of the office building in Parque Escorial. In September 2005, the Company commenced the operations of the commercial rental property; and on that date the office space was 32% leased. The Company moved the Puerto Rico Corporate Office to the new facility and leases approximately 20% of the building. The construction credit facility of $8,625,000 matured on October 31, 2005, and at such time, the Company converted it into a permanent loan. The permanent loan facility consists of a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%.

Purchase Obligations

In addition to our contractual obligations described above we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties and costs associated with acquiring and developing our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. For the remaining three months in 2005, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and other potential rental property opportunities. We expect that our financing efforts will be successful but there can be no assurances that we will be able to obtain necessary financing on acceptable terms or at all.  The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described under the section titled "Forward-Looking Statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations or repurchasing shares of its common stock in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by law and its existing contractual obligations
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

As of September 30, 2005 there have been no material changes in the Company's financial market risk since December 31, 2004 as reported in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

In connection with the preparation of this Form 10-Q, as of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There have been no other changes during the Company's fiscal quarter ended September 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. These matters are more fully discussed in Notes 2 and 5 to the accompanying financial statements. As discussed, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain its PTP status. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates.

The Company determined that neither the obligation to pay the withholding tax or exposure related to the tax status had been previously accrued. Accordingly, the Company announced on November 15, 2005, that the Company is restating financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and the Forms 10-Q for the first two quarters of fiscal 2005 to correct previously reported amounts related to these income tax matters.

The Company has determined the accounting errors referenced above indicate a material weakness in internal controls with respect to accounting for income taxes.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  The Company is taking steps to ensure that the material weakness is remediated, including the retention of additional international tax advisors and providing our in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and enable the Company to more effectively manage its internal and third-party tax professionals.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See the information under the heading "Legal Matters" in Note 5 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Deed of Trust Note for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005
10.2	Deed of Trust for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005
10.3	Security Agreement signed on August 11, 2005 between Sheffield Greens Apartment, LLC and GMAC Commercial Mortgage Bank
10.4	Legal Description attached to the survey entitled "Plat of Survey, Sheffield Greens Apartments" dated August 10, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 21, 2005	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 21, 2005	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer