Form 10-K/A
period 2004-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-12-12
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

AMENDMENT NO. 1

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

AMERICAN COMMUNITY PROPERTIES TRUST

2004 Form 10-K/A Annual Report

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A ("Form 10-K/A") is being filed in order to correct the previously issued historical consolidated financial statements of American Community Properties Trust ("ACPT" or the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on April 15, 2005, for errors in previously reported amounts related to income tax matters. ACPT is filing contemporaneously with this Form 10-K/A its restated Forms 10-Q/A for the first two quarters of 2005.

The registrant's Board of Trustees, including its Audit Committee, concluded on November 8, 2005, to restate its audited financial results for the fiscal years ended December 31, 2004, 2003 and 2002 and its unaudited quarterly results for the periods ended March 31, 2005 and June 30, 2005, (the "Tax Restatement"). The Tax Restatement reflects the following adjustments to correct the accounting for income taxes.

  During the fourth quarter 2005, the Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid. This withholding obligation had not been previously accrued when the interest income was earned. This adjustment will decrease net income by $149,000, $141,000 and $148,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and decrease retained earnings as of December 31, 2001 by $469,000 related to the period from 1998 through the end of 2001.
  In addition, at the same time the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter; this adjustment has decreased net income, by $474,000, $416,000 and $471,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and decreased retained earnings as of December 31, 2001 by $3,008,000 for the period 1998 through the end of 2001 for this matter. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change.

The Company had previously restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2002 as well as the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 on its previously filed Form 10-K ("Previous Restatement"). The Previous Restatement corrected our accounting treatment including the accounting for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously recorded under the equity method.

Certain other reclassifications have been made to amounts previously reported in the Company's Form 10-K for the year ended December 31, 2004 to conform with amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2005.

This Form 10-K/A amends and restates only Items 1, 6, 7, 8, 9A of Part II and Item 15 of Part IV of the original filing to reflect the effects of this restatement of the Company's financial statements for the periods presented. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the year ended December 31, 2004. These remaining Items are not amended hereby. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and the company has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with the Company's SEC filings made subsequent to the filing of the original Form 10-K, including any amendments of those filings. In addition, this Form 10-K/A includes certifications from the Company's CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

In September 2004, the Company entered into a joint venture agreement with U.S. Home for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, St. Charles Active Adult Community, LLC ("AAC"), a limited liability company, was formed to carry out the terms of this agreement whereby U.S. Home and the Company each has an equal interest in the cash, earnings and decision making concerning the joint venture. The joint venture's operating agreement calls for the development of 352 lots to be delivered to U.S. Home starting in the fourth quarter of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% the historical cost basis of the land with the other 50% recorded as deferred cost. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as lots are sold to U.S. Home.

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

The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2004. The selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from previously issued financial statements reflective of previous restatements, adjusted for revisions related to the Tax Restatement. Below is a summary of both restatement matters:

Tax Restatement

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

Previous Restatement
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

Refer to Note 14 to the Consolidated Financial Statements for further discussion of the restatement adjustments. The information in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A.
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share and operating data)
Income Statement Data:
Land sales	$ 9,675	$ 6,893	$ 9,974	$ 16,991	$ 13,576
Home sales	9,861	21,560	5,012	-	-
Rental property revenues	19,007	17,106	11,965	11,214	10,601
Management and other fees	3,591	3,317	3,772	3,775	4,175
Reimbursement of expenses related to managed entities	6,877	6,630	6,179	5,738	5,514
Total operating revenues	49,011	55,506	36,902	37,718	33,866
Cost of land sales	6,383	4,936	6,985	11,922	8,783
Cost of home sales	7,474	16,728	4,028	-	-
General, administrative, selling and marketing	9,149	8,116	6,421	6,497	6,357
Expenses reimbursed from managed entities	6,877	6,630	6,179	5,738	5,514
Depreciation and amortization	3,328	2,920	2,004	1,943	2,135
Other operating expenses	7,721	8,390	5,113	4,779	4,246
Total operating expenses	40,932	47,720	30,730	30,879	27,035
Operating income	8,079	7,786	6,172	6,839	6,831
Interest and other income	528	309	681	902	1,185
Equity in earnings from unconsolidated entities	2,676	1,196	1,244	1,517	2,576
Interest expense	(5,667)	(4,186)	(3,074)	(5,029)	(4,852)
Gain from expropriation	-	-	-	630	-
Minority interest in consolidated entities	(1,285)	(1,204)	(299)	(307)	(290)
Income tax provision	1,500	1,596	2,338	2,123	2,866
Net income	2,831	2,305	2,386	2,429	2,584
Earnings per share
Basic	$0.55	$0.44	$0.46	$ 0.47	$ 0.50
Diluted	$0.55	$0.44	$0.46	$ 0.47	$ 0.50

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share and operating data)
Balance Sheet Data:
Assets related to investment properties	$ 91,422	$ 66,026	$ 52,098	$ 49,506	$ 51,673
Assets related to community development	60,258	53,338	54,819	59,442	63,558
Assets related to homebuilding	10,675	6,010	13,891	6,929	211
Cash and other assets	21,672	17,123	15,259	9,081	10,351
Total assets	184,027	142,497	136,067	124,958	125,793
Debt related to investment properties
Recourse	1,896	1,951	-	427	602
Non-recourse	98,879	70,979	44,205	39,032	39,663
Debt related to community development
Recourse	16,504	22,661	32,052	37,327	45,855
Debt related to homebuilding
Recourse	8,792	22	11,154	6,194	-
Other liabilities	29,065	19,031	21,429	17,137	17,251
Total liabilities	155,136	114,644	108,840	100,117	103,371
Shareholders' equity	28,891	27,853	27,227	24,841	22,422
Cash dividends paid per common share	$ 0.35	$ -	$ -	$ -	$ -

Operating Data:
Rental apartment units managed at end of period (includes
remaining units under condominium conversion)	7,400	7,747	7,747	7,747	7,756
Rental units converted to condominiums and sold	-	-	-	9	299
Community Development
Residential lots sold	70	88	161	333	438
Residential lots transferred to homebuilding	160	-	-	208	-
Residential lots transferred to joint venture	352	-	-	-	-
Commercial and business park acres sold	3	8	13	59	5
Homebuilding
Homes sold	55	124	29	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
  Inability to preserve our status as a publicly traded partnership under the Internal Revenue Code

As discussed in Note 14 to our consolidated financial statements, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. Because the Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders, we are actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change. Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

As more fully described in Note 14 to our consolidated financial statements, we have restated our previously issued consolidated financial statements to correct our accounting treatment including the accounting for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities, the consolidation of one limited partnership previously recorded under the equity method (Previous Restatement), an accrual for withholding tax and an accrual for the potential taxation of certain Puerto Rico income at U.S. corporate rates net of any potential foreign tax credits (Tax Restatement). All financial information contained herein has been revised to reflect the restatements.

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

Calculation of Gross Profit and Gross Margin is as follows:
2004:	U.S.	Puerto Rico	Total
Land sales revenue	$ 6,999	$ 2,676	$ 9,675
Less cost of land sales	4,404	1,979	6,383
Gross profit on land sales	2,595	697	3,292

Gross profit on land sales	2,595	697	3,292
Land sales revenue	6,999	2,676	9,675
Gross margin on land sales	37%	26%	34%

Home sales revenue	-	9,861	9,861
Less cost of home sales	-	7,474	7,474
Gross profit on home sales	-	2,387	2,387

Gross profit on home sales	-	2,387	2,387
Home sales revenue	-	9,861	9,861
Gross margin on home sales	-	24%	24%

2003:	U.S.	Puerto Rico	Total
Land sales revenue	$ 6,893	$ -	$ 6,893
Less cost of land sales	4,870	66	4,936
Gross profit on land sales	2,023	(66)	1,957

Gross profit on land sales	2,023	(66)	1,957
Land sales revenue	6,893	-	6,893
Gross margin on land sales	29%	100%	28%

Home sales revenue	-	21,560	21,560
Less cost of home sales	-	16,728	16,728
Gross profit on home sales	-	4,832	4,832

Gross profit on home sales	-	4,832	4,832
Home sales revenue	-	21,560	21,560
Gross margin on home sales	-	22%	22%

2002:	U.S.	Puerto Rico	Total
Land sales revenue	$ 9,974	$ -	$ 9,974
Less cost of land sales	6,896	89	6,985
Gross profit on land sales	3,078	(89)	2,989

Gross profit on land sales	3,078	(89)	2,989
Land sales revenue	9,974	-	9,974
Gross margin on land sales	31%	100%	30%

Home sales revenue	-	5,012	5,012
Less cost of home sales	-	4,028	4,028
Gross profit on home sales	-	984	984

Gross profit on home sales	-	984	984
Home sales revenue	-	5,012	5,012
Gross margin on home sales	-	20%	20%

A reconciliation of gross profit to net income for the years ended December 31, 2004, 2003, and 2002 is as follows:
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Gross profit on land sales	$ 3,292	$ 1,957	$ 2,989
Gross profit on homes sales	2,387	4,832	984
Rental property revenues	19,007	17,106	11,965
Rental operating expense	7,647	7,379	5,059
Management and other fees	3,591	3,317	3,772
General, administrative, selling and marketing expense	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Write-off of deferred project costs	74	1,011	54
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	5,667	4,186	3,074
Minority interest in consolidated entities	1,285	1,204	299
Income tax expense	1,500	1,596	2,338
Net income	$ 2,831	$ 2,305	$ 2,386

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

St. Charles Active Adult Community, LLC - Land Joint Venture

The Company and U.S. Home formed a joint venture, St. Charles Active Adult Community LLC (the "AAC") whereby each member has an equal interest in the cash, earnings and decision-making. On September 30, 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to the joint venture for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to the homebuilding company. The Company will serve as the managing agent for the project and will receive a 3% management fee. The Company deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture to the homebuilder. The Company recorded deferred costs related to 50% of the cost basis of the land. We expect minimal profit, if any, from the activities of the joint venture and expect to recognize the profit on the portion of land transferred as lots are sold by U.S. Home. Pursuant to the terms of the lot option agreement, lots are expected to begin selling in the third quarter of 2005 and will continue through the first quarter of 2009. The Company recorded the remaining 50% of the land as investment in the joint venture within our Community Development assets.

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

2004 compared to 2003

Interest expense decreased 29% in 2004 to $248,000 compared to $350,000 in 2003. The decrease in 2004 is primarily due to our lower outstanding debt balances on our term loan and an increase in the amount of interest eligible for capitalization in 2004 compared to 2003.

2003 compared to 2002

Interest expense decreased 43% in 2003 to $350,000 compared to interest expense of $614,000 in 2002. We have been experiencing decreases in our interest expense costs primarily due to the fact that there have been increases in the amount of interest eligible for capitalization coupled with the reduction in the prime lending rates and our lower outstanding balances on our term loans.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rate for 2004, 2003 and 2002 are 35%, 40% and 77%, respectively. The statutory rate is 29%. The difference in statutory tax rate and the effective tax rate are impacted by additional accruals of $290,000, $242,000 and $278,000 for 2004, 2003 and 2002, respectively, related to the potential taxation of certain Puerto Rico income at the U.S. Corporate statutory rates net of any potential foreign tax credits. In 2002, the income subject to double taxation was a significant portion of the book income, resulting in a higher than normal effective tax rate. Refer to Note 14 of the consolidated financial statements.

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

Income Tax Matters

As announced on November 15, 2005, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change (see Note 14 in our consolidated financial statements). Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

As discussed in Note 14, to the Notes to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated.

/s/ Ernst & Young LLP

McLean, Virginia

April 13, 2005,

except for the second paragraph of Note 14,

as to which the date is December 7, 2005

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues
Community development-land sales	$ 9,675	$ 6,893	$ 9,974
Homebuilding-home sales	9,861	21,560	5,012
Rental property revenues	19,007	17,106	11,965
Management and other fees, substantially all from related entities	3,591	3,317	3,772
Reimbursement of expenses related to managed entities	6,877	6,630	6,179
Total revenues	49,011	55,506	36,902

Expenses
Cost of land sales	6,383	4,936	6,985
Cost of home sales	7,474	16,728	4,028
Rental property operating expenses	7,647	7,379	5,059
General, administrative, selling and marketing	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Expenses reimbursed from managed entities	6,877	6,630	6,179
Write-off of deferred project costs	74	1,011	54
Total expenses	40,932	47,720	30,730

Operating Income	8,079	7,786	6,172

Other income (expense)
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	(5,667)	(4,186)	(3,074)
Minority interest in consolidated entities	(1,285)	(1,204)	(299)

Income before provision for income taxes	4,331	3,901	4,724
Provision for income taxes	1,500	1,596	2,338

Net income	$ 2,831	$ 2,305	$ 2,386

Earnings per share
Basic	$ 0.55	$ 0.44	$ 0.46
Diluted	$ 0.55	$ 0.44	$ 0.46
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,199	5,234
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	As of December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS:
Cash and Cash Equivalents
Unrestricted	$ 16,138	$ 13,716
Restricted	2,667	1,232
	18,805	14,948
Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $43,464 and $41,193, respectively	65,071	45,992
Other operating assets, net of amortization of $412 and $322, respectively	7,844	6,751
Investment in unconsolidated apartment partnerships	3,942	4,419
Investment in unconsolidated commercial property partnerships	4,872	4,914
Other receivables	641	558
Development cost and construction	9,052	3,392
	91,422	66,026
Assets Related to Community Development
Land and development costs
Puerto Rico	25,078	28,250
St. Charles, Maryland	24,444	25,001
Receivable from bond proceeds	4,810	-
Notes receivable on lot sales and other	301	87
Investment in joint venture	2,987	-
Deferred cost related to the joint venture	2,638	-
	60,258	53,338
Assets Related to Homebuilding
Condominiums under construction	10,675	6,010
Other Assets
Deferred tax assets	1,362	-
Receivables and other	873	1,538
Property, plant and equipment, less accumulated depreciation
of $1,580 and $1,452, respectively	632	637
	2,867	2,175
Total Assets	$ 184,027	$ 142,497
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of December 31,
	2004	2003
	(Restated)	(Restated)
LIABILITIES:
Liabilities Related to Investment Properties
Recourse debt	$ 1,896	$ 1,951
Non-recourse debt	98,879	70,979
Accounts payable, accrued liabilities and deferred income	8,034	5,730
	108,809	78,660

Liabilities Related to Community Development
Recourse debt	8,709	22,661
Recourse debt-County Bonds	7,795	-
Accounts payable and accrued liabilities	4,485	1,923
Deferred income related to joint venture	4,277	-
	25,266	24,584

Liabilities Related to Homebuilding
Recourse debt	8,792	22
Accounts payable and accrued liabilities	1,998	1,304
	10,790	1,326

Other Liabilities
Accounts payable and accrued liabilities	4,153	3,336
Notes payable and capital leases	202	300
Accrued income tax liability-current	5,916	5,923
Accrued income tax liability-deferred	-	515
	10,271	10,074
Total Liabilities	155,136	114,644

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
December 31, 2004 and 2003	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	12,251	11,213
Total Shareholders' Equity	28,891	27,853

Total Liabilities and Shareholders' Equity	$ 184,027	$ 142,497
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2001, as	5,191,554	$ 52	$ (87)	$ 18,354	$ 10,815	$ 29,134
previously reported
Restatement adjustments	-	-	-	-	(4,293)	(4,293)
Net income	-	-	-	-	2,386	2,386
Balance December 31, 2002, restated	5,191,554	52	(87)	18,354	8,908	27,227
Net income	-	-	-	-	2,305	2,305
Acquisition of rental properties
from a related party	-	-	-	(1,290)	-	(1,290)
Repurchase warrants of
225,500 shares	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables	-	-	(289)	-	-	(289)
Balance December 31, 2003, restated	5,191,554	52	(376)	16,964	11,213	27,853
Net income	-	-	-	-	2,831	2,831
Dividends paid	-	-	-	-	(1,793)	(1,793)
Balance December 31, 2004, restated	5,191,554	$ 52	$ (376)	$ 16,964	$ 12,251	$ 28,891
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$ 2,831	$ 2,305	$ 2,386
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,328	2,920	2,004
Benefit for deferred income taxes	(1,878)	(823)	(840)
Equity in earnings-unconsolidated entities	(2,676)	(1,196)	(1,244)
Cost of sales-community development	6,383	4,936	6,985
Cost of sales-homebuilding	7,474	16,728	4,028
Stock based compensation expense	640	498	36
Minority interest in consolidated entities	1,285	1,204	299
Amortization of deferred loan costs	697	42	32
Changes in notes and accounts receivable	(64)	1,302	5,596
Homebuilding-construction expenditures	(8,204)	(8,847)	(10,990)
Write-off of deferred project costs	74	1,011	54
Deferred income-joint venture	4,277	-	-
Changes in accounts payable, accrued liabilities	4,284	(3,354)	4,572
Net cash provided by operating activities	18,451	16,726	12,918

Cash Flows from Investing Activities
Investment in community development assets	(11,963)	(5,998)	(7,900)
Investment in office building and apartment construction	(5,660)	(1,216)	-
Change in investments-unconsolidated apartment partnerships	1,402	593	4,276
Change in investments-unconsolidated commercial partnerships	1,793	700	606
Change in restricted cash	(1,435)	(317)	338
Additions to of rental operating properties, net	(23,777)	(1,765)	(2,091)
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	(837)	-
Other assets	(146)	(396)	(761)
Net cash used in investing activities	(39,786)	(9,236)	(5,532)

Cash Flows from Financing Activities
Cash proceeds from debt financing	53,149	39,917	15,428
Payment of debt	(29,845)	(44,092)	(17,025)
County Bonds proceeds, net of undisbursed funds	2,246	-	-
Acquisition of treasury stock and warrants	-	(389)	-
Dividends paid to shareholders	(1,793)	-	-
Net cash provided by (used in) financing activities	23,757	(4,564)	(1,597)

Net Increase in Cash and Cash Equivalents	2,422	2,926	5,789
Cash and Cash Equivalents, Beginning of Year	13,716	10,790	5,001
Cash and Cash Equivalents, End of Year	16,138	13,716	10,790
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

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

Restated Financial Data

The Company has restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters (Tax Restatement). The Company had previously restated its financial statements related to its accounting for certain investments in partnerships (Previous Restatement). See Notes 14 and 15.

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
	Unaudited Pro Forma	Unaudited Pro Forma
	For the Year Ended	For the Year Ended
	12/31/2004	12/31/2003
	(Restated)	(Restated)
(in thousands, except per share data)

Operating revenue	$ 50,930	$ 57,728
Net income	$ 2,397	$ 1,859
Earnings per share-basic	$ 0.46	$ 0.36
Earnings per share-diluted	$ 0.46	$ 0.36
Weighted average shares-basic	5,192	5,192
Weighted average shares-diluted	5,192	5,199

The following summarizes the purchase price allocation for the 2004 acquisition ($ in thousands):

Land	$ 2,161
Building	17,295
Intangible assets (leases)	483
Total	$ 19,939

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

Income Taxes

ACPT was structured in a manner so as not to be subject to U.S. income taxes provided that its income constituted qualifying income for purposes of the PTP provisions of the Internal Revenue Code. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as an U.S. C corporation. Furthermore, ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.

During the fourth quarter 2005, the Company determined that certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the PTP provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter. (See Note 14).

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

	Year Ended December 31
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Net income	$ 2,831	$ 2,305	$ 2,386
Weighted average shares outstanding	5,192	5,192	5,192
Dilutive effect of warrants	-	7	42
Weighted average of fully diluted shares outstanding	5,192	5,199	5,234
Earnings per share:
Basic	$ 0.55	$ 0.44	$ 0.46
Diluted	$ 0.55	$ 0.44	$ 0.46

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

		Projects		Land
		Converted to		Development
	Apartment	Condominiums	Commercial	Joint
	Properties	and Sold	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2004	$ 81,538	$ -	$ 31,821	$ 9,489	$ 122,848
December 31, 2003 (Restated)	81,788	-	28,559	-	110,347
Total Non-Recourse Debt
December 31, 2004	102,924	-	24,975	-	127,899
December 31, 2003 (Restated)	99,853	-	25,075	-	124,928
Total Other Liabilities
December 31, 2004	9,673	-	3,231	235	13,139
December 31, 2003 (Restated)	10,617	-	151	-	10,768
Total Deficit/Equity
December 31, 2004	(31,059)	-	3,615	9,254	(18,190)
December 31, 2003 (Restated)	(28,682)	-	3,333	-	(25,349)
Company's Investment
December 31, 2004	3,942	-	4,872	2,987	11,801
December 31, 2003 (Restated)	4,419	-	4,914	-	9,333

Summary of Operations:
Total Revenue
Year Ended December 31, 2004	$ 27,350	$ -	$ 16,009	$ -	43,359
Year Ended December 31, 2003 (Restated)	26,675	-	3,665	-	30,340
Year Ended December 31, 2002 (Restated)	27,351	-	3,688	-	31,039
Net Income
Year Ended December 31, 2004	1,139	-	11,336	-	12,475
Year Ended December 31, 2003 (Restated)	1,423	-	1,559	-	2,982
Year Ended December 31, 2002 (Restated)	1,489	(50)	1,730	-	3,169
Company's recognition of equity in
earnings
Year Ended December 31, 2004 (1)	925	-	1,751	-	2,676
Year Ended December 31, 2003 (Restated)	620	-	579	-	1,199
Year Ended December 31, 2002 (Restated)	725	(102)	621	-	1,244

		Projects		Land
		Converted to		Development
	Apartment	Condominiums	Commercial	Joint
	Properties	and Sold	Property	Venture	Total
	(in thousands)
Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2004	$ 5,561	$ -	$ 11,976	$ -	$ 17,537
Year Ended December 31, 2003 (Restated)	4,874	-	1,819	-	6,693
Year Ended December 31, 2002 (Restated)	5,411	(76)	1,709	-	7,044
Company's share of cash flows from
operating activities
Year Ended December 31, 2004	1,612	-	5,905	-	7,517
Year Ended December 31, 2003 (Restated)	1,714	-	823	-	2,537
Year Ended December 31, 2002 (Restated)	2,083	(38)	773	-	2,818
Operating cash distributions
Year Ended December 31, 2004	991	-	6,537	-	7,528
Year Ended December 31, 2003 (Restated)	2,399	-	1,543	-	3,942
Year Ended December 31, 2002 (Restated)	10,941	-	1,329	-	12,270
Company's share of operating
cash distributions
Year Ended December 31, 2004	344	-	3,255	-	3,599
Year Ended December 31, 2003 (Restated)	1,179	-	700	-	1,879
Year Ended December 31, 2002 (Restated)	5,273	-	606	-	5,879
Refinancing cash distributions
Year Ended December 31, 2004	2,526	-	-	-	2,526
Year Ended December 31, 2003 (Restated)	-	-	-	-	-
Year Ended December 31, 2002 (Restated)	-	-	-	-	-
Company's share of refinancing
cash distributions
Year Ended December 31, 2004	1,249	-	-	-	1,249
Year Ended December 31, 2003 (Restated)	-	-	-	-	-
Year Ended December 31, 2002 (Restated)	-	-	-	-	-

(1) Increase due to EMP's sale of primary asset.

(4)	DEBT

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

The stated maturities of ACPT's indebtedness at December 31, 2004 are as follows (in thousands):
2005	$ 17,033
2006	1,791
2007	10,873
2008	2,179
2009	2,312
Thereafter	92,085
$ 126,273

The components of interest and other financing costs, net, are summarized as follows (in thousands):
	December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Expensed	$ 5,667	$ 4,186	$ 3,074
Capitalized	1,304	1,426	2,036
	$ 6,971	$ 5,612	$ 5,110
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Income Tax Matters

As announced on November 15, 2005, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change (see Note 14). Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

ARMC, ALD and ARPT are subject to federal and state income tax. ACPT is subject to Puerto Rico income tax on its Puerto Rico source income. The Company determined that certain income from our Puerto Rico operations also could be treated as income of ACPT for federal and state income tax purposes even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. However, if the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and accordingly, the estimated amounts accrued for this matter remain subject to final resolution with the IRS and therefore are subject to change. Therefore, the reconciliation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The 2004 permanent differences reflect special tax exempt income and the utilization of previously reserved net operating losses. The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):
	December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income
	(Restated)		(Restated)		(Restated)
Taxes at statutory U.S. federal
income tax rate	$ 1,516	35	$ 1,365	35	$ 1,653	35
State income taxes, net of
federal tax benefit	58	1	62	1	239	5
Income only subject to foreign tax	(182)	(4)	(208)	(5)	(35)	(1)
Permanent differences	(106)	(2)	185	5	272	6
Other	214	5	192	5	209	4
	$ 1,500	35	$ 1,596	41	$ 2,338	49

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Current:
United States	$ 1,875	$ 793	$ 1,558
Puerto Rico	1,503	1,626	1,620
	3,378	2,419	3,178

Deferred:
United States	(2,149)	(654)	76
Puerto Rico	271	(169)	(916)
	(1,878)	(823)	(840)
	$ 1,500	$ 1,596	$ 2,338

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. The components of deferred income tax (asset) liability include the following:
	At December 31,
	2004	2003
	(Restated)	(Restated)
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 431	$ 588
Receivables from partnerships operating in United States	1,211	1,534
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(667)	(730)
Tax benefit on equity in earnings of partnerships operating in United States	(3,683)	(2,781)
Tax on deferred income from partnerships	(496)	(132)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	2,317	2,184
Tax on differences in basis related to land in United States	(1,037)	(471)
Tax on basis difference for Puerto Rico commercial venture	1,143	783
Tax on interest income, payable when collected	201	158
Allowance for doubtful accounts	(399)	(328)
Accrued expenses	(382)	(335)
Other	(1)	45
	$ (1,362)	$ 515

Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following presents the restated financial information for each reportable segment for the years ended December 31, 2004, 2003 and 2002 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total

2004 (Restated):
Land sales revenue	$ 6,999	$ 2,676	$ -	$ 9,675
Cost of land sales	4,404	1,979	-	6,383
Home sales revenue	-	9,861	-	9,861
Cost of home sales	-	7,474	-	7,474
Rental property revenues	19,007	-	-	19,007
Rental property operating expenses	7,647	-	-	7,647
Management and other fees	1,500	2,106	(15)	3,591
General, administrative, selling and marketing expense	5,601	3,563	(15)	9,149
Depreciation and amortization	3,212	116	-	3,328
Write-off deferred project costs	74	-	-	74
Operating income	6,568	1,511	-	8,079
Interest income	199	672	(645)	226
Equity in earnings from unconsolidated entities	(291)	2,967	-	2,676
Interest expense	5,916	248	(497)	5,667
Minority interest in consolidated entities	1,285	-	-	1,285
Income before (benefit) provision for income taxes	(680)	5,130	(119)	4,331
Income tax (benefit) provision	(274)	1,774	-	1,500
Net (loss)/income	(406)	3,356	(119)	2,831
Gross profit on land sale	2,595	697	-	3,292
Gross profit on home sales	-	2,387	-	2,387
Total assets	129,361	70,537	(15,871)	184,027
Additions to long lived assets	31,445	8,301	-	39,746

2003 (Restated):
Land sales revenue	$ 6,893	$ -	$ -	$ 6,893
Cost of land sales	4,870	66	-	4,936
Home sales revenue	-	21,560	-	21,560
Cost of home sales	-	16,728	-	16,728
Rental property revenues	17,106	-	-	17,106
Rental property operating expenses	7,379	-	-	7,379
Management and other fees	1,180	2,153	(16)	3,317
General, administrative, selling and marketing expense	4,486	3,646	(16)	8,116
Depreciation and amortization	2,833	87	-	2,920
Write-off deferred project costs	4	1,007	-	1,011
Operating income	5,607	2,179	-	7,786
Interest income	159	544	(619)	84
Equity in earnings from unconsolidated entities	140	1,056	-	1,196
Interest expense	4,341	350	(505)	4,186
Minority interest in consolidated entities	1,204	-	-	1,204
Income before provision for income taxes	367	3,648	(114)	3,901
Income tax provision	139	1,457	-	1,596
Net income	228	2,191	(114)	2,305
Gross profit on land sale	2,023	(66)	-	1,957
Gross profit on home sales	-	4,832	-	4,832
Total assets	97,124	60,316	(14,943)	142,497
Additions to long lived assets	21,261	4,241	-	25,502
	United	Puerto	Inter-
	States	Rico	Segment	Total
2002 (Restated):
Land sales revenue	$ 9,974	$ -	$ -	$ 9,974
Cost of land sales	6,896	89	-	6,985
Home sales revenue	-	5,012	-	5,012
Cost of home sales	-	4,028	-	4,028
Rental property revenues	11,965	-	-	11,965
Rental property operating expenses	5,059	-	-	5,059
Management and other fees	1,465	2,314	(7)	3,772
General, administrative, selling and marketing expense	3,457	2,971	(7)	6,421
Depreciation and amortization	1,918	86	-	2,004
Write-off deferred project costs	54	-	-	54
Operating income	6,020	152	-	6,172
Interest income	183	892	(645)	430
Equity in earnings from unconsolidated entities	98	1,146	-	1,244
Interest expense	3,008	614	(548)	3,074
Minority interest in consolidated entities	299	-	-	299
Income before provision for income taxes	3,909	912	(97)	4,724
Income tax provision	1,634	704	-	2,338
Net income	2,275	208	(97)	2,386
Gross profit on land sale	3,078	(89)	-	2,989
Gross profit on home sales	-	984	-	984
Total assets	79,697	70,357	(13,987)	136,067
Additions to long lived assets	9,765	2,658	-	12,423

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

A reconciliation of gross profit to net income for the years ended December 31, 2004, 2003 and 2002 is as follows:
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Gross profit on land sales	$ 3,292	$ 1,957	$ 2,989
Gross profit on homes sales	2,387	4,832	984
Rental property revenues	19,007	17,106	11,965
Rental operating expense	7,647	7,379	5,059
Management and other fees	3,591	3,317	3,772
General, administrative, selling and marketing expense	9,149	8,116	6,421
Depreciation and amortization	3,328	2,920	2,004
Write-off of deferred project costs	74	1,011	54
Interest and other income	528	309	681
Equity in earnings from unconsolidated entities	2,676	1,196	1,244
Interest expense	5,667	4,186	3,074
Minority interest in consolidated entities	1,285	1,204	299
Income tax expense	1,500	1,596	2,338
Net income	$ 2,831	$ 2,305	$ 2,386

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid and debt assumed were as follows for the years ended December 31 (in thousands):
	2004	2003	2002
		(Restated)	(Restated)

Interest paid	$ 5,369	$ 5,069	$ 4,441
Income taxes paid	$ 3,385	$ 2,453	$ 1,198
Non-cash assumption of non-recourse debt	$ -	$ 11,619	$ 5,605
Transfer of land to joint venture	$ 5,625	$ -	$ -
(14)	RESTATED FINANCIAL DATA

The Company has restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters ("Tax Restatement"). The Company had previously restated its financial statements related to its accounting for certain investments in partnerships ("Previous Restatement").

Tax Restatement

On November 15, 2005, the Company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters. This Form 10-K/A includes restated financial information for the following income tax matters:

  The Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid. This withholding obligation had not been previously accrued when the interest income was earned. This adjustment decreased net income by $149,000, $141,000 and $148,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and decrease retained earnings as of December 31, 2001 by $469,000 related to the period from 1998 through the end of 2001.
  The Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company recorded an additional liability related to this matter. The Company has decreased net income $474,000, $416,000 and $471,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and decreased retained earnings as of December 31, 2001 by $3,008,000 for the period 1998 through the end of 2001 for this matter. The estimated amounts accrued for this matter remain subject to final resolution with the IRS and therefore are subject to change.

Previous Restatement

The Company had previously restated its Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002 as reported on Form 10-K as well as the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 as reported on Form 10-Q. In addition, some of the adjustments impacted periods prior to 2002 and the net effect of these prior adjustments is a decrease of $816,000 to retained earnings at January 1, 2002. This restatement related to the following general matters ("as Previously Restated"):

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

All amounts shown in the schedule below already reflect these previous restatements.

The tables that follow provide reconciliations between amounts previously reported reflective of the Previous Restatement and the restated amounts including the Tax Restatements in the Income Statements and Balance Sheets for the periods presented.
Income Statement Impact:
	For the Year Ended December 31, 2004
	As	Tax Restatement
	Presented	Adjustments	Restated

Operating income	$ 8,079	$ -	$ 8,079

Other income (expense)
Interest and other income	528	-	528
Equity in earnings from unconsolidated entities	2,676	-	2,676
Interest expense	(5,483)	(184)	(5,667)
Minority interest in consolidated entities	(1,285)	-	(1,285)

Income before provision for income taxes	4,515	(184)	4,331
Provision for income taxes	1,061	439	1,500

Net income	$ 3,454	$ (623)	$ 2,831

Earnings per share
Basic	$ 0.67	$ (0.12)	$ 0 .55
Diluted	$ 0.67	$ (0.12)	$ 0.55
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

	For the Year Ended December 31, 2003
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 7,786	$ -	$ 7,786

Other income (expense)
Interest and other income	309	-	309
Equity in earnings from unconsolidated entities	1,196	-	1,196
Interest expense	(4,012)	(174)	(4,186)
Minority interest in consolidated entities	(1,204)	-	(1,204)

Income before provision for income taxes	4,075	(174)	3,901
Provision for income taxes	1,213	383	1,596

Net income	$ 2,862	$ (557)	$ 2,305

Earnings per share
Basic	$ 0.55	$ (0.11)	$ 0.44
Diluted	$ 0.55	$ (0.11)	$ 0.44
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,199	5,199	5,199

	For the Year Ended December 31, 2002
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 6,172	$ -	$ 6,172

Other income (expense)
Interest and other income	681	-	681
Equity in earnings from unconsolidated entities	1,244	-	1,244
Interest expense	(2,881)	(193)	(3,074)
Minority interest in consolidated entities	(299)	-	(299)

Income before provision for income taxes	4,917	(193)	4,724
Provision for income taxes	1,912	426	2,338

Net income	$ 3,005	$ (619)	$ 2,386

Earnings share
Basic	$ 0.58	$ (0.12)	$ 0.46
Diluted	$ 0.57	$ (0.11)	$ 0.46
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,234	5,234	5,234

	December 31, 2004			December 31, 2003
	As	Tax Restatement		As Previously	Tax Restatement
	Presented	Adjustments	Restated	Restated	Adjustments	Restated

Balance Sheet Impact:

Accounts payable and accrued liabilities	$ 3,171	$ 982	$ 4,153	$ 2,538	$ 798	$ 3,336
Accrued income tax liability - current	1,622	4,294	5,916	2,068	3,855	5,923
Retained earnings	$ 17,527	$ (5,276)	$ 12,251	$ 15,866	$ (4,653)	$ 11,213

(15)	RESTATED QUARTERLY FINANCIAL DATA (Unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2004 and 2003. As discussed in Note14, the Company restated results for the years ended December 31, 2004, 2003 and 2002. Because certain of the data set forth in the following tables varies from amounts previously reported on Form 10-Q for the respective periods, the following tables reconcile the amounts given with those previously reported.

The following table sets forth quarterly financial information for the Company's fiscal year ended December 31, 2004 ($ in thousands except per share amounts):

	Three Months Ended March 31, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 1,540	$ -	$ 1,540

Other income (expense)
Interest and other income	81	-	81
Equity in earnings from unconsolidated entities	714	-	714
Interest expense	(1,649)	(39)	(1,688)
Minority interest in consolidated entities	(328)	-	(328)

Income before provision for income taxes	358	(39)	319
Provision for income taxes	(73)	92	19

Net income	$ 431	$ (131)	$ 300

Earnings per share
Basic	$ 0.08	$ (0.02)	$ 0.06
Diluted	$ 0.08	$ (0.02)	$ 0.06
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

	Three Months Ended June 30, 2004

	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 2,972	$ -	$ 2,972

Other income (expense)
Interest and other income	145	-	145
Equity in earnings from unconsolidated entities	223	-	223
Interest expense	(1,119)	(50)	(1,169)
Minority interest in consolidated entities	(119)	-	(119)

Income before provision for income taxes	2,102	(50)	2,052
Provision for income taxes	665	100	765

Net income	$ 1,437	$ (150)	$ 1,287

Earnings per share
Basic	$ 0.28	$ (0.03)	$ 0.25
Diluted	$ 0.28	$ (0.03)	$ 0.25
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

	Three Months Ended September 30, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 983	$ -	$ 983

Other income (expense)
Interest and other income	144	-	144
Equity in earnings from unconsolidated entities	354	-	354
Interest expense	(1,193)	(42)	(1,235)
Minority interest in consolidated entities	(114)	-	(114)

Income before provision for income taxes	174	(42)	132
Provision for income taxes	(51)	117	66

Net income	$ 225	$ (159)	$ 66
Earnings per share
Basic	$ 0.04	$ (0.03)	$ 0.01
Diluted	$ 0.04	$ (0.03)	$ 0.01
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

	Three Months Ended December 31, 2004
		Tax		For the Year Ended
	As Presented	Restatement Adjustments	Restated	December 31, 2004 Restated

Operating income	$ 2,584	$ -	$ 2,584	$ 8,079

Other income (expense)
Interest and other income	158	-	158	528
Equity in earnings from unconsolidated entities	1,385	-	1,385	2,676
Interest expense	(1,522)	(53)	(1,575)	(5,667)
Minority interest in consolidated entities	(724)	-	(724)	(1,285)

Income before provision for income taxes	1,881	(53)	1,828	4,331
Provision for income taxes	520	130	650	1,500

Net income	$ 1,361	$ (183)	$ 1,178	$ 2,831
Earnings per share
Basic	$ 0.26	$ (0.03)	$ 0.23	$ 0.55
Diluted	$ 0.26	$ (0.03)	$ 0.23	$ 0.55
Weighted average shares outstanding
Basic	5,192	5,192	5,192	5,192
Diluted	5,192	5,192	5,192	5,192

The following table sets forth quarterly financial information for the Company's fiscal year ended December 31, 2003 ($ in thousands except per share amounts):

	Three Months Ended March 31, 2003
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 1,221	$ -	$ 1,221

Other income (expenses)
Interest and other income	85	-	85
Equity in earnings from unconsolidated entities	306	-	306
Interest expense	(921)	(43)	(964)
Minority interest in consolidated entities	(55)	-	(55)

Income before provision for income taxes	636	(43)	593
Provision for income taxes	223	96	319

Net income	$ 413	$ (139)	$ 274
Earnings per share
Basic	$ 0.08	$ (0.03)	$ 0.05
Diluted	$ 0.08	$ (0.03)	$ 0.05
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,206	5,206	5,206

	Three Months Ended June 30, 2003
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 2,426	$ -	$ 2,426

Other income (expenses)
Interest and other income	76	-	76
Equity in earnings from unconsolidated entities	232	-	232
Interest expense	(1,021)	(45)	(1,066)
Minority interest in consolidated entities	(736)	-	(736)

Income before provision for income taxes	977	(45)	932
Provision for income taxes	195	98	293

Net income	$ 782	$ (143)	$ 639
Earnings per share
Basic	$ 0.15	$ (0.03)	$ 0.12
Diluted	$ 0.15	$ (0.03)	$ 0.12
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,205	5,205	5,205

	Three Months Ended September 30, 2003
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 2,761	$ -	$ 2,761

Other income (expenses)
Interest and other income	72		72
Equity in earnings from unconsolidated entities	315	-	315
Interest expense	(1,063)	(47)	(1,110)
Minority interest in consolidated entities	(386)	-	(386)

Income before provision for
income taxes	1,699	(47)	1,652
Provision for income taxes	566	95	661

Net income	$ 1,133	$ (142)	$ 991
Earnings per share
Basic	$ 0.22	$ (0.03)	$ 0.19
Diluted	$ 0.22	$ (0.03)	$ 0.19
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

				For the
	Three Months Ended December 31, 2003			Year Ended
	As Previously	Tax Restatement		December 31,
	Restated	Adjustments	Restated	2003 Restated
Operating income	$ 1,378	$ -	$ 1,378	$ 7,786

Other income (expenses)
Interest and other income	76	-	76	309
Equity in earnings from unconsolidated entities	343	-	343	1,196
Interest expense	(1,007)	(39)	(1,046)	(4,186)
Minority interest in consolidated entities	(27)	-	(27)	(1,204)

Income before provision for income taxes	763	(39)	724	3,901
Provision for income taxes	229	94	323	1,596

Net income	$ 534	$ (133)	$ 401	$ 2,305
Earnings per share
Basic	$ 0.10	$ (0.02)	$ 0.08	$ 0.44
Diluted	$ 0.10	$ (0.02)	$ 0.08	$ 0.44
Weighted average share outstanding
Basic	5,192	5,192	5,192	5,192
Diluted	5,192	5,192	5,192	5,199

(16)	SUBSEQUENT EVENTS

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

In connection with the preparation of our previously filed Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. In the process of that review, management concluded that the Company's accounting for certain of its investments in partnerships was not in accordance with Generally Accepted Accounting Principles. Accordingly, the Company restated its previously issued financial statements for the years ended 2002 and 2003 and for the periods ended March 31, 2003 and 2004, June 30, 2003 and 2004 and September 30, 2003 and 2004 (Previous Restatement). Based on that evaluation, the Company's CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.  Subsequent to the initial filing of our form 10-K, the Company has remediated these deficiencies by implementing the formalization of processes, review procedures and documentation standards over the accounting treatment for our investments in our real estate entities. Additionally, the Company has hired a Chief Accounting Officer to assist in the continued compliance with the policies and procedures. As a result of these and other measures we have taken to date, we believe the material weakness related to the accounting for investment properties has been remediated.

In connection with the preparation of this Form 10-K/A, as of December 31, 2004, a re-evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this re-evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that re-evaluation, the CEO and CFO concluded that these disclosure controls and procedures, as of the end of the period covered by this report, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There were no significant changes to the company's internal control over financial reporting during the most recent quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. These matters are more fully discussed in Note 14 to the accompanying financial statements. As discussed, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain its PTP status. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates.

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

As described above, our review of our accounting for income taxes led to a decision to restate our financial statements. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board ("PCAOB") indicates that a restatement of previously issued financial statements is a "strong indicator that a material weakness in internal control over financial reporting exists." A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  The Company is taking steps to ensure that the material weakness is remediated, including the retention of additional international tax advisors and providing our in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and enable the Company to more effectively manage its internal and third-party tax professionals.

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

(a) 1. Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report on Form 10-K/A under Item 8 - Financial Statements and Supplementary Data:

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

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.23	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.24	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.25	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.26	Assignment and Assumption of Lease dated September 1, 2000 by and between Interstate General Company L.P. and American Rental Management Company	Exhibit 10.30 to 2002 Form 10-K
10.27	Lease Amendment V dated September 1, 2000 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.31 to 2002 Form 10-K
10.28	Lease Amendment VI dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.32 to 2002 Form 10-K
10.29	Lease Amendment VII dated February 28, 2003 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.33 to 2002 Form 10-K
10.30	Lease Amendment II dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.34 to 2002 Form 10-K
10.31	Office Lease Agreement dated September 24, 1997 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Exhibit 10.35 to 2002 Form 10-K
10.32	Amendment to Lease Agreement dated February 13, 2002 between El Monte Properties S.E. and Interstate General Properties Limited Partnership S.E.	Exhibit 10.36 to 2002 Form 10-K
10.33	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K

10.34	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.35	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.36	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.37	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.38	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.39	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.40	Development Agreement between St. Charles Community, LLC and U.S. Home Corporation dated March 4, 2004	Exhibit 10.41 to 2003 Form 10-K
10.41	Management Agreement dated January 5, 1987 between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center)	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004
10.42	First Amendment to Management Agreement dated January 4, 1988 between Interstate General Properties Limited Partnership, S.P. and Interstate Business Corporation (Santa Maria Shopping Center)	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004
10.43	Second Amendment to Management Agreement dated December 28, 1990 between Interstate General Properties Limited Partnership S.E., Interstate Business Corporation and Santa Maria Associates S.E.	Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2004
10.44	Purchase and Sale Agreement dated April 30, 2004 between Insular Properties Limited Partnership and Interstate Commercial Properties, Inc.	Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2004
10.45	Office Lease Agreement dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004
10.46	Lease Agreement (Monte Mall) dated October 1, 2004 between El Monte Properties S.E. and Interstate General Properties S.E.	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004
10.47	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.47 to Form 10-K for fiscal year ended December 31, 2004
10.48	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.48 to Form 10-K for fiscal year ended December 31, 2004
21	List of Subsidiaries of American Community Properties Trust	Exhibit 21 to Form 10-K for fiscal year ended December 31, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.

(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: December 9, 2005	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: December 9, 2005	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee, Principal Executive Officer	December 9, 2005
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	December 9, 2005
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	December 9, 2005
/s/ T. Michael Scott T. Michael Scott	Trustee	December 9, 2005
/s/ Antonio Ginorio Antonio Ginorio	Trustee	December 9, 2005
/s/ Thomas S. Condit Thomas S. Condit	Trustee	December 9, 2005
/s/ Cynthia L. Hedrick Cynthia L. Hedrick	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2005