Form 10-Q/A
period 2005-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-12-12
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

AMENDMENT NO. 1

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

Yes / / No /X/

As of May 6, 2005, there were 5,191,554 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q/A

MARCH 31, 2005
TABLE OF CONTENTS

EXPLANATORY NOTE

American Community Properties Trust ("ACPT" or "the Company") is filing this amendment to its report on Form 10-Q/A for the quarter ended March 31, 2005 (this "Restatement") to reflect the restatement of its Consolidated Financial Statements for the three months ended March 31, 2005 and 2004 as described below.

The Company's Board of Trustees, including its Audit Committee, concluded on November 8, 2005, to restate its audited financial results for the fiscal years ended December 31, 2004, 2003 and 2002 and its unaudited quarterly results for the periods ended March 31, 2005 and 2004 and June 30, 2005 and 2004 (the "Tax Restatement"). The Tax Restatement reflects the following adjustments to correct the accounting for income taxes.

  During the fourth quarter 2005, the Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid.   This withholding obligation had not been previously accrued when the interest income was earned. This adjustment will decrease net income by $45,000 and $35,000 for the three months ended March 31, 2005 and 2004 respectively and decreased retained earnings by $907,000 as of December 31, 2004
  In addition, at the same time the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT.  This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP.  The Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders.  Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain its PTP status.  One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status.  If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by the shareholders.  However, if the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates.   The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter. This adjustment has decreased net income by $142,000 and $96,000 for the three months ended March 31, 2005 and 2004 respectively and decreased retained earnings as of December 31, 2004 by $4,369,000 for this matter.  The amount accrued remains subject to final resolution and therefore is subject to change.

The Company had previously restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2002 as well as the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 on its 2004 Form 10-K ("Previous Restatement"). The Previous Restatement corrected our accounting treatment including the accounting for distributions in excess of basis from our unconsolidated entities, distributions in excess of basis to the minority owners in our consolidated entities and the consolidation of one limited partnership previously recorded under the equity method.

Certain other reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended March 31, 2005 to conform with amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2005.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of the original filing to reflect the effects of this restatement of the Company's financial statements for the periods presented.  The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarter ended March 31, 2005.  These remaining Items are not amended hereby.  Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company's SEC filings made subsequent to the filing of the original Form 10-Q, including any amendments of those filings. In addition, this Form 10-Q/A includes certifications from the Company's CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, (In thousands, except per share amounts) (Unaudited)

	2005	2004
	(Restated)	(Restated)
Revenues
Community development-land sales	$ 3,748	$ 128
Homebuilding-home sales	-	5,349
Rental property revenues	5,341	4,411
Management and other fees, substantially all from related entities	727	993
Reimbursement of expenses related to managed entities	1,577	1,635
Total revenues	11,393	12,516

Expenses
Cost of land sales	2,644	304
Cost of home sales	10	4,073
Rental property operating expenses	2,093	1,836
General, administrative, selling and marketing	2,704	2,367
Depreciation and amortization	1,008	761
Expenses reimbursed from managed entities	1,577	1,635
Total expenses	10,036	10,976

Operating income	1,357	1,540

Other income (expense)
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	(1,756)	(1,688)
Minority interest in consolidated entities	(26)	(328)

Income before benefit for income taxes	45	319
Provision for income taxes	5	19

Net income	$ 40	$ 300

Earnings per share
Basic and diluted	$ 0.01	$ 0.06
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.10	$ 0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	As of	As of
	March 31,	December 31,
	2005	2004
	(Unaudited & Restated)	(Audited & Restated)
Cash and Cash Equivalents
Unrestricted	$ 18,068	$ 16,138
Restricted	2,948	2,667
	21,016	18,805

Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $44,403 and $43,464, respectively	64,434	65,071
Other operating assets, net of amortization of $528
and $412, respectively	7,984	7,844
Investment in unconsolidated apartment partnerships	3,936	3,942
Investment in unconsolidated commercial property partnerships	4,863	4,872
Other receivables	647	641
Development cost and construction	10,400	9,052
	92,264	91,422

Assets Related to Community Development
Land and development costs
Puerto Rico	23,340	25,078
St. Charles, Maryland	26,536	24,444
Receivable from bond proceeds	4,277	4,810
Notes receivable on lot sales and other	941	301
Investment in joint venture	2,987	2,987
Deferred costs related to joint venture	2,638	2,638
	60,719	60,258

Assets Related to Homebuilding
Condominiums under construction	13,333	10,675

Other Assets
Deferred tax assets	3,571	1,362
Receivables and other	832	873
Property, plant and equipment, less accumulated depreciation
of $1,606 and $1,580, respectively	693	632
	5,096	2,867
Total Assets	$ 192,428	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2005	2004
	(Unaudited & Restated)	(Audited & Restated)

Liabilities Related to Investment Properties
Recourse debt	$ 1,881	$ 1,896
Non-recourse debt	104,774	98,879
Accounts payable and accrued liabilities	7,884	7,617
Deferred income	408	417
	114,947	108,809

Liabilities Related to Community Development
Recourse debt	6,754	8,709
Recourse debt-County Bonds	7,692	7,795
Accounts payable and accrued liabilities	5,766	4,485
Deferred income related to joint venture	4,277	4,277
	24,489	25,266

Liabilities Related to Homebuilding
Recourse debt	10,748	8,792
Accounts payable and accrued liabilities	2,221	1,998
	12,969	10,790

Other Liabilities
Accounts payable and accrued liabilities	4,238	4,153
Notes payable and capital leases	170	202
Accrued income tax liability-current	7,196	5,916
	11,604	10,271
Total Liabilities	164,009	155,136

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,191,554 shares issued and outstanding as of
March 31, 2005 and December 31, 2004	52	52
Treasury stock, 67,709 common shares at cost	(376)	(376)
Additional paid-in capital	16,964	16,964
Retained earnings	11,779	12,251
Total Shareholders' Equity	28,419	28,891
Total Liabilities and Shareholders' Equity	$ 192,428	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except share amounts)

				Additional
	Common Shares		Treasury	Paid-in	Retained
	Number	Par Value	Stock	Capital	Earnings	Total

Balance December 31, 2004 (Audited & Restated)	5,191,554	$ 52	$ (376)	$ 16,964	$ 12,251	$ 28,891
Net income	-	-	-	-	40	40
Dividends declared	-	-	-	-	(512)	(512)
Balance March 31, 2005 (Unaudited & Restated)	5,191,554	$ 52	$ (376)	$ 16,964	$ 11,779	$ 28,419
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$ 40	$ 300
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,008	761
Benefit for deferred income taxes	(2,209)	(1,171)
Equity in earnings-unconsolidated entities	(345)	(714)
Cost of sales-community development	2,644	304
Cost of sales-homebuilding	10	4,073
Stock based compensation expense	184	211
Minority interest in consolidated entities	26	328
Amortization of deferred loan costs	257	483
Changes in notes and accounts receivable	(715)	163
Homebuilding-construction expenditures	(2,668)	(1,286)
Changes in accounts payable, accrued liabilities	2,917	2,775
Net cash provided by operating activities	1,149	6,227

Cash Flows from Investing Activities
Investment in community development assets	(2,998)	(2,150)
Investment in office building and apartment construction	(1,348)	(1,071)
Change in investments-unconsolidated apartment partnerships	158	655
Change in investments-unconsolidated commercial partnerships	202	149
Change in restricted cash	(281)	(119)
Additions to rental operating properties, net	(699)	(413)
Other assets	(20)	64
Net cash used in investing activities	(4,986)	(2,885)

Cash Flows from Financing Activities
Cash proceeds from debt financing	12,014	12,318
Payment of debt	(6,165)	(9,118)
County Bonds proceeds, net of undisbursed funds	430	-
Dividends paid to shareholders	(512)	(512)
Net cash provided by financing activities	5,767	2,688

Net Increase in Cash and Cash Equivalents	1,930	6,030
Cash and Cash Equivalents, Beginning of Year	16,138	13,716
Cash and Cash Equivalents, March 31,	$ 18,068	$ 19,746
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

These adjustments reduced net income and earnings per share by $187,000 and $0.03, and $131,000 and $0.02, for the three month periods ended March 31, 2005 and 2004 respectively.

On April 15, 2005, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following ("Previous Restatement"):

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

This Form 10-Q/A includes restated financial information for prior periods. The following schedule details the effect of the Tax Restatement on the three month periods ended March 31, 2005 and 2004. The Company filed contemporaneously with this Form 10-Q/A its Forms 10-K/A for the year ended December 31, 2004 as well as a Form 10-Q/A for the quarter ended June 30, 2005.

The adjustments described above resulted in the following adjustments outlined as follows (in thousands):

	Three Months Ended March 31, 2005
	As Presented	Tax Restatement Adjustments	Restated
Operating income	$ 1,357	$ -	$ 1,357

Other income (expense)
Interest and other income	125	-	125
Equity in earnings from unconsolidated entities	345	-	345
Interest expense	(1,702)	(54)	(1,756)
Minority interest in consolidated entities	(26)	-	(26)
Income before (benefit) provision for income taxes	99	(54)	45
(Benefit)/Provision for income taxes	(128)	133	5
Net income	$ 227	$ (187)	$ 40

Earnings per share
Basic and diluted	$ 0.04	$ (0.03)	$ 0.01
Weighted average shares outstanding
Basic and diluted	5,192	5,192	5,192

	Three Months Ended March 31, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Operating income	$ 1,540	$ -	$ 1,540

Other income (expense)
Interest and other income	81	-	81
Equity in earnings from unconsolidated			-
entities	714	-	714
Interest expense	(1,649)	(39)	(1,688)
Minority interest in consolidated entities	(328)		(328)
Income before (benefit) provision for income taxes	358	(39)	319
(Benefit)/Provision for income taxes	(73)	92	19
Net income	$ 431	$ (131)	$ 300

Earnings per share
Basic	$ 0.08	$ (0.02)	$ 0.06
Diluted	$ 0.08	$ (0.02)	$ 0.06
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

As of March 31, 2005
	As Presented	Tax Restatement Adjustments	Restated

Accounts payable and accrued liabilities	$ 3,202	$ 1,036	$ 4,238
Accrued income tax liability-current	2,769	4,427	7,196
Retained earnings	$ 17,242	$ (5,463)	$ 11,779

As of December 31, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Accounts payable and accrued liabilities	$ 3,171	$ 982	$ 4,153
Accrued income tax liability-current	1,622	4,294	5,916
Retained earnings	$ 17,527	$ (5,276)	$ 12,251

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

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
March 31, 2005	$ 79,931	$ 29,147	$ 13,428	$ 122,506
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
March 31, 2005	102,369	24,975	-	127,344
December 31, 2004	102,924	24,975	-	127,899
Total Recourse Debt
March 31, 2005	-	-	3,095	3,095
December 31, 2004	-	-	-	-
Total Other Liabilities
March 31, 2005	9,451	536	1,085	11,072
December 31, 2004	9,673	3,231	235	13,139
Total (Deficit) Equity
March 31, 2005	(31,889)	3,635	9,248	(19,006)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment
March 31, 2005	3,936	4,863	2,987	11,786
December 31, 2004	3,942	4,872	2,987	11,801

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2005	6,915	914	-	7,829
Three Months Ended March 31, 2004 (Restated)	6,737	912	-	7,649
Net Income
Three Months Ended March 31, 2005	656	432	-	1,088
Three Months Ended March 31, 2004 (Restated)	(187)	393	-	206
Company's Recognition of Equity in Earnings
Three Months Ended March 31, 2005	152	193	-	345
Three Months Ended March 31, 2004 (Restated)	571	143	-	714

Summary of Cash Flows:
Cash Flows from Operating Activities
Three Months Ended March 31, 2005	2,176	882	-	3,058
Three Months Ended March 31, 2004 (Restated)	1,558	882	-	2,440
Company's Share of Cash Flows from Operating Activities
Three Months Ended March 31, 2005	701	399	-	1,100
Three Months Ended March 31, 2004 (Restated)	386	399	-	785
Operating Cash Distributions
Three Months Ended March 31, 2005	1,485	412	-	1,897
Three Months Ended March 31, 2004 (Restated)	618	328	-	946
Company's Share of Operating Cash Distributions
Three Months Ended March 31, 2005	677	202	-	879
Three Months Ended March 31, 2004 (Restated)	207	149	-	356
Refinancing Cash Distributions
Three Months Ended March 31, 2005	-	-	-	-
Three Months Ended March 31, 2004 (Restated)	2,526	-	-	2,526
Company's Share of Refinancing Cash Distributions
Three Months Ended March 31, 2005	-	-	-	-
Three Months Ended March 31, 2004 (Restated)	1,245	-	-	1,245

(4)	DEBT

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

Income Tax Matters

As announced on November 15, 2005, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,511,000 as of March 31, 2005 and $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change (See Note 2). Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of its housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months (Unaudited)

2005 (Restated):
Land sales revenue	$ 799	$ 2,949	$ -	$ 3,748
Cost of land sales	522	2,163	(41)	2,644
Home sales revenue	-	-	-	-
Cost of home sales	-	10	-	10
Rental property revenues	5,341	-	-	5,341
Rental property operating expenses	2,093	-	-	2,093
Management and other fees	241	487	(1)	727
General, administrative, selling and marketing expense	1,869	836	(1)	2,704
Depreciation and amortization	977	31	-	1,008
Operating income	920	396	41	1,357
Interest income	49	205	(191)	63
Equity in earnings from unconsolidated entities	24	321	-	345
Interest expense	1,839	66	(149)	1,756
Minority interest in consolidated entities	26	-	-	26
(Loss) Income before (benefit) provision for income taxes	(869)	915	(1)	45
Income tax (benefit) provision	(332)	337	-	5
Net (loss) income	(537)	578	(1)	40
Gross profit on land sales	277	786	41	1,104
Gross loss on home sales	-	(10)	-	(10)
Total assets	136,229	72,260	(16,061)	192,428
Additions to long lived assets	3,741	1,165	-	4,906

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months (Unaudited)

2004 (Restated):
Land sales revenue	$ 128	$ -	$ -	$ 128
Cost of land sales	259	45	-	304
Home sales revenue	-	5,349	-	5,349
Cost of home sales	-	4,073	-	4,073
Rental property revenues	4,411	-	-	4,411
Rental property operating expenses	1,836	-	-	1,836
Management and other fees	446	551	(4)	993
General, administrative, selling and marketing expense	1,512	859	(4)	2,367
Depreciation and amortization	736	25	-	761
Write-off deferred project costs	-	-	-	-
Operating income	642	898	-	1,540
Interest income	47	130	(151)	26
Equity in earnings from unconsolidated entities	(331)	1,045	-	714
Interest expense	1,744	59	(115)	1,688
Minority interest in consolidated entities	328	-	-	328
(Loss) Income before (benefit) provision for income taxes	(1,711)	2,066	(36)	319
Income tax (benefit) provision	(655)	674	-	19
Net (loss) income	(1,056)	1,392	(36)	300
Gross loss on land sale	(131)	(45)	-	(176)
Gross profit on home sales	-	1,276	-	1,276
Total assets	99,968	63,418	(15,102)	148,284
Additions to long lived assets	2,131	1,574	-	3,705

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

A reconciliation of gross profit to net income for the three months ended March 31, 2005 and 2004 is as follows:
	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited & restated)	(Unaudited & restated)

Gross profit (loss) on land sales	$ 1,104	$ (176)
Gross (loss) profit on home sales	(10)	1,276
Rental property revenues	5,341	4,411
Rental property operating expenses	2,093	1,836
Management and other fees	727	993
General, administrative, selling and marketing expense	2,704	2,367
Depreciation and amortization	1,008	761
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	1,756	1,688
Minority interest in consolidated entities	26	328
Income tax provision	5	19
Net income	$ 40	$ 300
(8)	SUBSEQUENT EVENTS

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, tax status and any other statements that are not historical. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Form 10-Q/A.

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
  Inability to preserve our status as a publicly traded partnership under the Internal Revenue Code

As discussed in Note 2 to our consolidated financial statements, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. Because the Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders, we are actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,511,000 as of March 31, 2005 and $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change. Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

These adjustments reduced net income and earnings per share by $187,000 and $0.03, and $131,000 and $0.02, for the three month periods ended March 31, 2005 and 2004 respectively.

On April 15, 2005, the Company restated its audited financial results of the fiscal years ended December 31, 2003 and 2002, and its unaudited quarterly results for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the following ("as previously restated"):

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

This Form 10-Q/A includes restated financial information. The schedule in Note 2 of the consolidated financial statements details the effect of the Tax Restatement on the three month periods ended March 31, 2005 and 2004. The Company filed, contemporaneously with this Form 10-Q/A, the Form 10-K/A for the year ended December 31, 2004 to restate its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and its related disclosures. In addition, the Company also filed its Forms 10-Q/A for the quarter ended June 30, 2005. The Tax Restatement adjustments resulted in a $5,276,000 reduction of shareholders' equity as of December 31, 2004.

See Note 2 to the consolidated financial statements for additional information. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations give effect to such restatements.

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

Calculation of Gross Profit and Gross Margin is as follows:
Three Months Ended March 31, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 799	$ 2,949	$ 3,748
Less cost of land sales	522	2,122	2,644
Gross profit on land sales	277	827	1,104

Gross profit on land sales	277	827	1,104
Land sales revenue	799	2,949	3,748
Gross margin on land sales	35%	28%	29%

Home sales revenue	-	-	-
Less cost of home sales	-	10	10
Gross profit (loss) on home sales	-	(10)	(10)

Gross profit on home sales	-	(10)	(10)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Three Months Ended March 31, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 128	$ -	$ 128
Less cost of land sales	259	45	304
Gross profit (loss) on land sales	(131)	(45)	(176)

Gross profit (loss) on land sales	(131)	(45)	(176)
Land sales revenue	128	-	128
Gross margin on land sales	(102)%	-	(138)%

Home sales revenue	-	5,349	5,349
Less cost of home sales	-	4,073	4,073
Gross profit on home sales	-	1,276	1,276

Gross profit on home sales	-	1,276	1,276
Home sales revenue	-	5,349	5,349
Gross margin on home sales	-	24%	24%

A reconciliation of gross profit to net income for the three months ended March 31, 2005 and 2004 is as follows:
	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited &	(Unaudited &
	restated)	restated)

Gross profit (loss) on land sales	$ 1,104	$ (176)
Gross (loss) profit on home sales	(10)	1,276
Rental property revenues	5,341	4,411
Rental property operating expenses	2,093	1,836
Management and other fees	727	993
General, administrative, selling and marketing expense	2,704	2,367
Depreciation and amortization	1,008	761
Interest and other income	125	81
Equity in earnings from unconsolidated entities	345	714
Interest expense	1,756	1,688
Minority interest in consolidated entities	26	328
Income tax provision	5	19
Net income	$ 40	$ 300

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

The 24% increase in general, administrative, selling and marketing costs is primarily attributable to $381,000 of additional professional services fees including audit, tax compliance, corporate costs and legal fees incurred in the first quarter of 2005 as a result of additional corporate governance and price increases in excess of inflation. The remainder of the first quarter's increase is the result of a $170,000 increase in salaries and benefits, including bonuses, offset by bad debt expense of $235,000 recorded in the first quarter of 2004 on the outstanding accounts receivable balances due from two apartment properties for which we serve as the general partner and one affiliated property that we managed at that time.

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

Interest expense increased 12% for the three months ended March 31, 2005 to $66,000 compared to $59,000 for the same period in 2004. The quarter-to-date increase is attributable to interest expense accrued related to potential income tax underpayments offset by a reduction in the amortization of deferred financing costs.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rates for the first quarter of 2005 and 2004 are 37% and 33%, respectively. The statutory rate is 29%. The difference in the effective tax rate and the statutory rate for the three months ended March 31, 2005 is primarily the result of the accrual of an additional $88,000 and $57,000 of taxes for the three months ended March 31, 2005 and 2004, respectively, is related to the potential taxation of certain Puerto Rico income at the U.S. Corporate statutory rates net of any potential foreign tax credits. Refer to Note 2 of the consolidated financial statements.

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

Income Tax Matters

During the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,511,000 as of March 31, 2005. The estimated amounts accrued for this matter remain subject to final resolution and therefore are subject to change. Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate.

Contractual Obligations

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

In connection with the preparation of our previously filed Form 10-Q, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. In the process of that review, management concluded that the Company's accounting for certain of its investments in partnerships was not in accordance with Generally Accepted Accounting Principles. Accordingly, the Company restated its previously issued financial statements for the years ended 2002 and 2003 and for the periods ended March 31, 2003 and 2004, June 30, 2003 and 2004 and September 30, 2003 and 2004 (Previous Restatement). Based on that evaluation, the Company's CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.  Subsequent to the initial filing of our form 10-K, the Company has remediated these deficiencies by implementing the formalization of processes, review procedures and documentation standards over the accounting treatment for our investments in our real estate entities. Additionally, the Company has hired a Chief Accounting Officer to assist in the continued compliance with the policies and procedures. As a result of these and other measures we have taken to date, we believe the material weakness related to the accounting for investment properties has been remediated.

In connection with the preparation of this Form 10-Q/A, as of March 31, 2005, a re-evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this re-evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that re-evaluation, the CEO and CFO changed their initial conclusion, and concluded that these disclosure controls and procedures, as of the end of the period covered by this report, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There were no significant changes to the company's internal control over financial reporting during the most recent quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. These matters are more fully discussed in Note 2 to the accompanying financial statements. As discussed, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain its PTP status. If the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates.

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
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: December 9, 2005	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: December 9, 2005	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer