Form 10-Q/A
period 2005-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2005-12-12
CIK 1065645

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

Yes / / No /X/

As of August 5, 2005, there were 5,197,954 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q/A

JUNE 30, 2005
TABLE OF CONTENTS

EXPLANATORY NOTE

American Community Properties Trust ("ACPT" or "the Company") is filing this amendment to its report on Form 10-Q/A for the quarter ended June 30, 2005 (this "Restatement") to reflect the restatement of its Consolidated Financial Statements for the three and six months ended June 30, 2005 and June 30, 2004 as described below.

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

On November 15, 2005, we announced that we would restate previously filed financial statements to correct accounting related to income tax matters ("Tax Restatement"). We have restated our audited financial statements for the years ended December 31, 2004, 2003 and 2002 in our Annual Report on Form 10-K/A and have restated for the quarters ended March 31, 2005 and June 30, 2005 in our Quarterly Reports on Form 10-Q/A. All applicable information contained in this quarterly report on Form 10-Q/A gives effect to these restatements.

  During the fourth quarter 2005, the Company determined that certain intercompany interest was subject to a U.S. withholding tax when the interest is paid.   This withholding obligation had not been previously accrued when the interest income was earned. This adjustment will decrease net income by $93,000 and $48,000 for the six and three month periods ended June 30, 2005 and by $69,000 and $34,000 for the six and three month periods ended June 30, 2004 and decreased retained earnings by $907,000 as of December 31, 2004.
  In addition, at the same time the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT.  This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP.  The Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders.  Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain its PTP status.  One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status.  If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by the shareholders.  However, if the Company is unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates.   The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has recorded an additional liability related to this matter. This adjustment has decreased net income by $296,000 and $154,000 for the six and three months ended June 30, 2005 and by $212,000 and $116,000 for the six and three months ended June 30, 2004, respectively and decreased retained earnings as of December 31, 2004 by $4,369,000 for this matter.  The amount accrued remains subject to final resolution and therefore is subject to change.

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

Certain other reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended June 30, 2005 to conform with amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2005.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of the original filing to reflect the effects of this restatement of the Company's financial statements for the periods presented.  The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarter ended June 30, 2005.  These remaining items are not amended hereby.  Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company's SEC filings made subsequent to the filing of the original Form 10-Q, including any amendments of those filings. In addition, this Form 10-Q/A includes certifications from the Company's CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Revenues
Community development-land sales	$ 12,721	$ 4,914
Homebuilding-home sales	-	9,309
Rental property revenues	10,828	8,998
Management and other fees, substantially all from related entities	1,697	1,936
Reimbursement of expenses related to managed entities	3,227	3,394
Total revenues	28,473	28,551

Expenses
Cost of land sales	8,880	3,459
Cost of home sales	21	7,042
Rental property operating expenses	4,374	3,735
General, administrative, selling and marketing	5,415	4,887
Depreciation and amortization	1,950	1,522
Expenses reimbursed from managed entities	3,227	3,394
Total expenses	23,867	24,039

Operating income	4,606	4,512

Other income (expense)
Interest and other income	646	226
Equity in earnings from unconsolidated entities	628	937
Interest expense	(3,379)	(2,857)
Minority interest in consolidated entities	(238)	(447)

Income before provision for income taxes	2,263	2,371
Provision for income taxes	747	784

Net income	$ 1,516	$ 1,587

Earnings per share
Basic and diluted	$ 0.29	$ 0.31
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.20	$ 0.15
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Revenues
Community development-land sales	$ 8,973	$ 4,786
Homebuilding-home sales	-	3,960
Rental property revenues	5,487	4,587
Management and other fees, substantially all from related entities	970	943
Reimbursement of expenses related to managed entities	1,650	1,759
Total revenues	17,080	16,035

Expenses
Cost of land sales	6,236	3,155
Cost of home sales	11	2,969
Rental property operating expenses	2,281	1,899
General, administrative, selling and marketing	2,711	2,520
Depreciation and amortization	942	761
Expenses reimbursed from managed entities	1,650	1,759
Total expenses	13,831	13,063

Operating income	3,249	2,972

Other income (expense)
Interest and other income	521	145
Equity in earnings from unconsolidated entities	283	223
Interest expense	(1,623)	(1,169)
Minority interest in consolidated entities	(212)	(119)

Income before provision for income taxes	2,218	2,052
Provision for income taxes	742	765

Net income	$ 1,476	$ 1,287

Earnings per share
Basic and diluted	$ 0.28	$ 0.25
Weighted average shares outstanding
Basic and diluted	5,192	5,192
Cash dividends per share	$ 0.10	$ 0.05
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

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited & Restated)	(Audited & Restated)

Liabilities Related to Investment Properties
Recourse debt	$ 4,867	$ 1,896
Non-recourse debt	107,273	98,879
Accounts payable and accrued liabilities	8,419	7,617
Deferred income	495	417
	121,054	108,809

Liabilities Related to Community Development
Recourse debt	1,000	8,709
Recourse debt-County Bonds	13,590	7,795
Accounts payable and accrued liabilities	5,588	4,485
Deferred income related to joint venture	4,277	4,277
	24,455	25,266

Liabilities Related to Homebuilding
Recourse debt	13,533	8,792
Accounts payable and accrued liabilities	2,691	1,998
	16,224	10,790

Other Liabilities
Accounts payable and accrued liabilities	4,676	4,153
Notes payable and capital leases	194	202
Accrued income tax liability-current	8,059	5,916
	12,929	10,271
Total Liabilities	174,662	155,136

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 and 5,191,554 shares issued and outstanding as of
June 30, 2005 and December 31, 2004, respectively	52	52
Treasury stock, 67,709 common shares at cost	(376)	(376)
Additional paid-in capital	17,066	16,964
Retained earnings	12,743	12,251
Total Shareholders' Equity	29,485	28,891

Total Liabilities and Shareholders' Equity	$ 204,147	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Earnings	Total

Balance December 31, 2004 (Audited & Restated)	5,191,554	$ 52	$ (376)	$ 16,964	$ 12,251	$ 28,891
Net income	-	-	-	-	1,516	1,516
Dividends declared	-	-	-	-	(1,024)	(1,024)
Issuance of shares to Trustees	6,400	-	-	102	-	102
Balance June 30, 2005 (Unaudited & Restated)	5,197,954	$ 52	$ (376)	$ 17,066	$ 12,743	$ 29,485
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands)
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$ 1,516	$ 1,587
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,950	1,522
Benefit for deferred income taxes	(3,495)	(1,079)
Equity in earnings-unconsolidated entities	(628)	(937)
Cost of sales-community development	8,880	3,459
Cost of sales-homebuilding	21	7,042
Stock based compensation expense	655	197
Minority interest in consolidated entities	238	447
Amortization of deferred loan costs	312	504
Changes in notes and accounts receivable	291	(1,920)
Additions to community development assets	(10,214)	(5,092)
Homebuilding-construction expenditures	(5,976)	(3,825)
Changes in accounts payable, accrued liabilities	4,498	2,552
Net cash (used in)/provided by operating activities	(1,952)	4,457

Cash Flows from Investing Activities
Investment in office building and apartment construction	(1,957)	(1,827)
Distribution from land real estate joint venture	1,160	-
Change in investments-unconsolidated apartment partnerships	1,116	745
Change in investments-unconsolidated commercial partnerships	356	(1,127)
Change in restricted cash	112	(1,177)
Additions to rental operating properties, net	(2,043)	(842)
Other assets	(347)	(223)
Net cash used in investing activities	(1,603)	(4,451)

Cash Flows from Financing Activities
Cash proceeds from debt financing	18,245	21,252
Payment of debt	(12,416)	(17,751)
County Bonds proceeds, net of undisbursed funds	1,214	-
Dividends paid to shareholders	(1,024)	(768)
Net cash provided by financing activities	6,019	2,733

Net Increase in Cash and Cash Equivalents	2,464	2,739
Cash and Cash Equivalents, Beginning of Year	16,138	13,716
Cash and Cash Equivalents, June 30,	$ 18,602	$ 16,455
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

These adjustments reduced net income and earnings per share by $389,000 and $0.07, and $202,000 and $0.04, for the six and three month periods ended June 30, 2005 and by $281,000 and $0.05 and $150,000 and $0.03 for the six and three month periods ended June 30, 2004.

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

This Form 10-Q/A includes restated financial information for prior periods. The following schedule details the effect of the Tax Restatement on the six and three month periods ended June 30, 2005 and June 30, 2004. The Company filed contemporaneously with this Form 10-Q/A its Forms 10-K/A for the year ended December 31, 2004 as well as a Form 10-Q/A for the quarter ended March 31, 2005.

The adjustments described above resulted in the following adjustments outlined as follows (in thousands):

	Six Months Ended June 30, 2005
	As	Tax Restatement
	Presented	Adjustments	Restated
Operating income	$ 4,606	$ -	$ 4,606

Other income (expense)
Interest and other income	646	-	646
Equity in earnings from unconsolidated entities	628	-	628
Interest expense	(3,257)	(122)	(3,379)
Minority interest in consolidated entities	(238)	-	(238)
Income before provision for income taxes	2,385	(122)	2,263
Provision for income taxes	480	267	747
Net income	$ 1,905	$ (389)	$ 1,516

Earnings per share
Basic and diluted	$ 0.37	$ (0.08)	$ 0.29
Weighted average shares outstanding
Basic and diluted	5,192	5,192	5,192

	Six Months Ended June 30, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated
Operating income	$ 4,512	$ -	$ 4,512

Other income (expense)
Interest and other income	226	-	226
Equity in earnings from unconsolidated entities	937	-	937
Interest expense	(2,768)	(89)	(2,857)
Minority interest in consolidated entities	(447)	-	(447)
Income before provision for income taxes	2,460	(89)	2,371
Provision for income taxes	592	192	784
Net income	$ 1,868	$ (281)	$ 1,587

Earnings per share
Basic	$ 0.36	$ (0.05)	$ 0.31
Diluted	$ 0.36	$ (0.05)	$ 0.31
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192
	Three Months Ended June 30, 2005
	As	Tax Restatement
	Presented	Adjustments	Restated
Operating income	$ 3,249	$ -	$ 3,249

Other income (expense)
Interest and other income	521	-	521
Equity in earnings from unconsolidated entities	283	-	283
Interest expense	(1,555)	(68)	(1,623)
Minority interest in consolidated entities	(212)	-	(212)
Income before provision for income taxes	2,286	(68)	2,218
Provision for income taxes	608	134	742
Net income	$ 1,678	$ (202)	$ 1,476

Earnings per share
Basic and diluted	$ 0.32	$ (0.04)	$ 0.28
Weighted average shares outstanding
Basic and diluted	5,192	5,192	5,192

	Three Months Ended June 30, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated
Operating income	$ 2,972	$ -	$ 2,972

Other income (expense)
Interest and other income	145	-	145
Equity in earnings from unconsolidated entities	223	-	223
Interest expense	(1,119)	(50)	(1,169)
Minority interest in consolidated entities	(119)	-	(119)
Income before provision for income taxes	2,102	(50)	2,052
Provision for income taxes	665	100	765
Net income	$ 1,437	$ (150)	$ 1,287

Earnings per share
Basic	$ 0.28	$ (0.03)	$ 0.25
Diluted	$ 0.28	$ (0.03)	$ 0.25
Weighted average shares outstanding
Basic	5,192	5,192	5,192
Diluted	5,192	5,192	5,192

As of June 30, 2005
	As	Tax Restatement
	Presented	Adjustments	Restated

Accounts payable and accrued liabilities	$ 3,572	$ 1,104	$ 4,676
Accrued income tax liability-current	3,498	4,561	8,059
Retained earnings	$ 18,408	$ (5,665)	$ 12,743

As of December 31, 2004
	As Previously	Tax Restatement
	Restated	Adjustments	Restated

Accounts payable and accrued liabilities	$ 3,171	$ 982	$ 4,153
Accrued income tax liability-current	1,622	4,294	5,916
Retained earnings	$ 17,527	$ (5,276)	$ 12,251

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
			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
June 30, 2005	$ 79,732	$ 28,911	$ 11,005	$ 119,648
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
June 30, 2005	103,379	24,025	-	127,404
December 31, 2004	102,924	24,975	-	127,899
Total Recourse Debt
June 30, 2005	-	-	3,794	3,794
December 31, 2004	-	-	-	-
Total Other Liabilities
June 30, 2005	8,873	1,125	280	10,278
December 31, 2004	9,673	3,231	235	13,139
Total (Deficit) Equity
June 30, 2005	(32,520)	3,761	6,931	(21,828)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment
June 30, 2005	3,082	4,888	1,827	9,797
December 31, 2004	3,942	4,872	2,987	11,801

			Land Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Operations:
Total Revenue
Six Months Ended June 30, 2005	13,871	1,827	-	15,698
Six Months Ended June 30, 2004 (Restated)	13,573	3,396	-	16,969
Three Months Ended June 30, 2005	6,956	913	-	7,869
Three Months Ended June 30, 2004 (Restated)	6,836	2,484	-	9,320
Net Income
Six Months Ended June 30, 2005	1,017	898	(3)	1,912
Six Months Ended June 30, 2004 (Restated)	83	932	-	1,015
Three Months Ended June 30, 2005	361	466	(3)	824
Three Months Ended June 30, 2004 (Restated)	270	539	-	809
Company's Recognition of Equity in Earnings
Six Months Ended June 30, 2005	256	372	-	628
Six Months Ended June 30, 2004 (Restated)	618	319	-	937
Three Months Ended June 30, 2005	104	179	-	283
Three Months Ended June 30, 2004 (Restated)	47	176	-	223

Summary of Cash Flows:
Cash Flows from Operating Activities
Six Months Ended June 30, 2005	3,196	875	42	4,113
Six Months Ended June 30, 2004 (Restated)	2,404	1,222	-	3,626
Three Months Ended June 30, 2005	1,020	7	42	1,069
Three Months Ended June 30, 2004 (Restated)	846	340	-	1,186
Company's Share of Cash Flows from Operating Activities
Six Months Ended June 30, 2005	1,014	396	21	1,431
Six Months Ended June 30, 2004 (Restated)	562	561	-	1,123
Three Months Ended June 30, 2005	313	(3)	21	331
Three Months Ended June 30, 2004 (Restated)	176	162	-	338
Operating Cash Distributions
Six Months Ended June 30, 2005	2,478	753	2,320	5,551
Six Months Ended June 30, 2004 (Restated)	884	702	-	1,586
Three Months Ended June 30, 2005	993	341	2,320	3,654
Three Months Ended June 30, 2004 (Restated)	266	374	-	640
Company's Share of Operating Cash Distributions
Six Months Ended June 30, 2005	1,075	356	1,160	2,591
Six Months Ended June 30, 2004 (Restated)	290	304	-	594
Three Months Ended June 30, 2005	398	154	1,160	1,712
Three Months Ended June 30, 2004 (Restated)	83	155	-	238
Refinancing Cash Distributions
Six Months Ended June 30, 2005	100	-	-	100
Six Months Ended June 30, 2004 (Restated)	2,526	-	-	2,526
Three Months Ended June 30, 2005	100	-	-	100
Three Months Ended June 30, 2004 (Restated)	-	-	-	-
Company's Share of Refinancing Cash Distributions
Six Months Ended June 30, 2005	1	-	-	1
Six Months Ended June 30, 2004 (Restated)	1,249	-	-	1,249
Three Months Ended June 30, 2005	1	-	-	1
Three Months Ended June 30, 2004 (Restated)	-	-	-	-
(4)	DEBT

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

Income Tax Matters

As announced on November 15, 2005, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. The Company believes that maintaining its PTP status is in the best interest of ACPT and its shareholders. Accordingly, the Company is actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,665,000 as of June 30, 2005 and $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change (See Note 2). Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of its housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

	United	Puerto	Inter-
Six Months (Unaudited)	States	Rico	Segment	Total

2005 (Restated):
Land sales revenue	$ 2,324	$ 10,397	$ -	$ 12,721
Cost of land sales	1,547	7,492	(159)	8,880
Home sales revenue	-	-	-	-
Cost of home sales	-	21		21
Rental property revenues	10,828	-	-	10,828
Rental property operating expenses	4,374	-	-	4,374
Management and other fees	505	1,194	(2)	1,697
General, administrative, selling and marketing expense	3,731	1,686	(2)	5,415
Depreciation and amortization	1,888	62	-	1,950
Operating income	2,117	2,330	159	4,606
Interest income	91	371	(382)	80
Equity in earnings from unconsolidated entities	73	555	-	628
Interest expense	3,544	145	(310)	3,379
Minority interest in consolidated entities	238	-	-	238
(Loss) Income before (benefit) provision for income taxes	(1,499)	3,674	88	2,263
Income tax (benefit) provision	(548)	1,295	-	747
Net (loss) income	(951)	2,379	88	1,516
Gross profit on land sales	777	2,905	159	3,841
Gross loss on home sales	-	(21)	-	(21)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	14,428	2,055	-	16,483

	United	Puerto	Inter-
Six Months (Unaudited)	States	Rico	Segment	Total

2004 (Restated):
Land sales revenue	$ 2,237	$ 2,677	$ -	$ 4,914
Cost of land sales	1,488	1,971	-	3,459
Home sales revenue	-	9,309	-	9,309
Cost of home sales	-	7,042	-	7,042
Rental property revenues	8,998	-	-	8,998
Rental property operating expenses	3,735	-	-	3,735
Management and other fees	842	1,102	(8)	1,936
General, administrative, selling and marketing expense	3,121	1,774	(8)	4,887
Depreciation and amortization	1,470	52		1,522
Operating income	2,263	2,249	-	4,512
Interest income	99	301	(302)	98
Equity in earnings from unconsolidated entities	(371)	1,308	-	937
Interest expense	2,958	129	(230)	2,857
Minority interest in consolidated entities	447	-	-	447
(Loss) Income before (benefit) provision for income taxes	(1,410)	3,854	(73)	2,371
Income tax (benefit) provision	(536)	1,320	-	784
Net (loss) income	(874)	2,534	(73)	1,587
Gross profit on land sale	749	706	-	1,455
Gross profit on home sales	-	2,267	-	2,267
Total assets	99,703	65,144	(15,349)	149,498
Additions to long lived assets	4,858	2,878	-	7,736

The following presents the segment information for the three months ended June 30, 2005 and 2004 (in thousands):
	United	Puerto	Inter-
Three Months (Unaudited)	States	Rico	Segment	Total

2005 (Restated):
Land sales revenue	$ 1,525	$ 7,448	$ -	$ 8,973
Cost of land sales	1,025	5,329	(118)	6,236
Home sales revenue	-	-	-	-
Cost of home sales	-	11		11
Rental property revenues	5,487	-	-	5,487
Rental property operating expenses	2,281	-	-	2,281
Management and other fees	264	707	(1)	970
General, administrative, selling and marketing expense	1,862	850	(1)	2,711
Depreciation and amortization	911	31	-	942
Operating income	1,197	1,934	118	3,249
Interest income	42	166	(191)	17
Equity in earnings from unconsolidated entities	49	234	-	283
Interest expense	1,705	79	(161)	1,623
Minority interest in consolidated entities	212	-	-	212
(Loss) Income before (benefit) provision for income taxes	(630)	2,759	89	2,218
Income tax (benefit) provision	(216)	958	-	742
Net (loss) income	(414)	1,801	89	1,476
Gross profit on land sales	500	2,119	118	2,737
Gross loss on home sales	-	(11)	-	(11)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	10,687	890	-	11,577
2004 (Restated):
Land sales revenue	$ 2,109	$ 2,677	$ -	$ 4,786
Cost of land sales	1,229	1,926	-	3,155
Home sales revenue	-	3,960	-	3,960
Cost of home sales	-	2,969	-	2,969
Rental property revenues	4,587	-	-	4,587
Rental property operating expenses	1,899	-	-	1,899
Management and other fees	396	551	(4)	943
General, administrative, selling and marketing expense	1,609	915	(4)	2,520
Depreciation and amortization	734	27	-	761
Operating income	1,621	1,351	-	2,972
Interest income	52	171	(151)	72
Equity in earnings from unconsolidated entities	(40)	263	-	223
Interest expense	1,214	70	(115)	1,169
Minority interest in consolidated entities	119	-	-	119
Income before provision for income taxes	301	1,788	(37)	2,052
Income tax provision	119	646	-	765
Net income	182	1,142	(37)	1,287
Gross profit on land sale	880	751	-	1,631
Gross profit on home sales	-	991	-	991
Total assets	99,703	65,144	(15,349)	149,498
Additions to long lived assets	2,727	1,304	-	4,031

Reconciliations of gross profit to net income for the six and three months ended June 30, 2005 and 2004 are presented as follows:
	For the Six Months
	Ended June 30,
	2005	2004
	(Unaudited & restated)	(Unaudited & restated)

Gross profit on land sales	$ 3,841	$ 1,455
Gross profit (loss) on home sales	(21)	2,267
Rental property revenues	10,828	8,998
Rental property operating expenses	4,374	3,735
Management and other fees	1,697	1,936
General, administrative, selling and marketing expense	5,415	4,887
Depreciation and amortization	1,950	1,522
Interest and other income	646	226
Equity in earnings from unconsolidated entities	628	937
Interest expense	3,379	2,857
Minority interest in consolidated entities	238	447
Provision for income taxes	747	784
Net income	$ 1,516	$ 1,587

	For the Three Months
	Ended June 30,
	2005	2004
	(Unaudited &	(Unaudited &
	restated)	restated)

Gross profit on land sales	$ 2,737	$ 1,631
Gross profit (loss) on home sales	(11)	991
Rental property revenues	5,487	4,587
Rental property operating expenses	2,281	1,899
Management and other fees	970	943
General, administrative, selling and marketing expense	2,711	2,520
Depreciation and amortization	942	761
Interest and other income	521	145
Equity in earnings from unconsolidated entities	283	223
Interest expense	1,623	1,169
Minority interest in consolidated entities	212	119
Provision for income taxes	742	765
Net income	$ 1,476	$ 1,287

(8)	SUBSEQUENT EVENTS

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
  Inability to preserve our status as a publicly traded partnership under the Internal Revenue Code

As discussed in Note 2 to our consolidated financial statements, during the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. Because the Company believes that maintaining our PTP status is in the best interest of ACPT and its shareholders, we are actively pursuing alternatives available under the Internal Revenue Code to maintain our PTP status. One possible result is that the Company may be required to pass taxable income through to the current shareholders to maintain its PTP status. If such an outcome were reached, the Company would plan to declare and pay dividends adequate to offset any additional tax burden incurred by shareholders. However, if the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,665,000 as of June 30, 2005 and $4,369,000 as of December 31, 2004. The amount accrued represents estimated amounts which remains subject to final resolution and therefore is subject to change. Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate. The Company expects to fund these requirements with cash flow from operations and the Company's share of proceeds from the refinancing of one of our housing partnerships, estimated to be $3,000,000. The Company does not expect these tax matters to prevent it from meeting its future obligations.

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

These adjustments reduced net income and earnings per share by $389,000 and $0.07, and $202,000 and $0.04, for the six and three month periods ended June 30, 2005 and by $281,000 and $0.05 and $150,000 and $0.03 for the six and three month periods ended June 30, 2004.

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

This Form 10-Q/A includes restated financial information. The schedule in Note 2 of the consolidated financial statements details the effect of the Tax Restatement on the six and three month periods ended June 30, 2005 and June 30, 2004. The Company filed, contemporaneously with this Form 10-Q/A, the Form 10-K/A for the year ended December 31, 2004 to restate its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and its related disclosures. In addition, the Company also filed its Form 10-Q/A for the quarter ended March 31, 2005. The Tax Restatement adjustments resulted in a $5,276,000 reduction of shareholders' equity as of December 31, 2004.

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

A reconciliation of gross profit to net income for the six and three months ended June 30, 2005 and 2004 is as follows:
	For the Six Months
	Ended June 30,
	2005	2004
	(Unaudited & restated)	(Unaudited & restated

Gross profit on land sales	$ 3,841	$ 1,455
Gross (loss) profit on home sales	(21)	2,267
Rental property revenues	10,828	8,998
Rental property operating expenses	4,374	3,735
Management and other fees	1,697	1,936
General, administrative, selling and marketing expense	5,415	4,887
Depreciation and amortization	1,950	1,522
Interest and other income	646	226
Equity in earnings from unconsolidated entities	628	937
Interest expense	3,379	2,857
Minority interest in consolidated entities	238	447
Provision for income taxes	747	784
Net income	$ 1,516	$ 1,587
	For the Three Months
	Ended June 30,
	2005	2004
	(Unaudited & restated)	(Unaudited & restated)

Gross profit on land sales	$ 2,737	$ 1,631
Gross profit (loss) on home sales	(11)	991
Rental property revenues	5,487	4,587
Rental property operating expenses	2,281	1,899
Management and other fees	970	943
General, administrative, selling and marketing expense	2,711	2,520
Depreciation and amortization	942	761
Interest and other income	521	145
Equity in earnings from unconsolidated entities	283	223
Interest expense	1,623	1,169
Minority interest in consolidated entities	212	119
Provision for income taxes	742	765
Net income	$ 1,476	$ 1,287

Calculation of Gross Profit and Gross Margin is as follows:
Six Months Ended June 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,324	$ 10,397	$ 12,721
Less cost of land sales	1,547	7,333	8,880
Gross profit on land sales	777	3,064	3,841

Gross profit on land sales	777	3,064	3,841
Land sales revenue	2,324	10,397	12,721
Gross margin on land sales	33%	29%	30%

Home sales revenue	-	-	-
Less cost of home sales	-	21	21
Gross profit (loss) on home sales	-	(21)	(21)

Gross profit (loss) on home sales	-	(21)	(21)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Six Months Ended June 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,237	$ 2,677	$ 4,914
Less cost of land sales	1,488	1,971	3,459
Gross profit on land sales	749	706	1,455

Gross profit on land sales	749	706	1,455
Land sales revenue	2,237	2,677	4,914
Gross margin on land sales	33%	26%	30%

Home sales revenue	-	9,309	9,309
Less cost of home sales	-	7,042	7,042
Gross profit on home sales	-	2,267	2,267

Gross profit on home sales	-	2,267	2,267
Home sales revenue	-	9,309	9,309
Gross margin on home sales	-	24%	24%

Three Months Ended June 30, 2005	U.S.	Puerto Rico	Total
Land sales revenue	$ 1,525	$ 7,448	$ 8,973
Less cost of land sales	1,025	5,211	6,236
Gross profit on land sales	500	2,237	2,737

Gross profit on land sales	500	2,237	2,737
Land sales revenue	1,525	7,448	8,973
Gross margin on land sales	33%	30%	31%

Home sales revenue	-	-	-
Less cost of home sales	-	11	11
Gross profit (loss) on home sales	-	(11)	(11)

Gross profit (loss) on home sales	-	(11)	(11)
Home sales revenue	-	-	-
Gross margin on home sales	-	-	-

Three Months Ended June 30, 2004	U.S.	Puerto Rico	Total
Land sales revenue	$ 2,109	$ 2,677	$ 4,786
Less cost of land sales	1,229	1,926	3,155
Gross profit on land sales	880	751	1,631

Gross profit on land sales	880	751	1,631
Land sales revenue	2,109	2,677	4,786
Gross margin on land sales	42%	28%	34%

Home sales revenue	-	3,960	3,960
Less cost of home sales	-	2,969	2,969
Gross profit on home sales	-	991	991

Gross profit on home sales	-	991	991
Home sales revenue	-	3,960	3,960
Gross margin on home sales	-	25%	25%

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

Interest expense increased 12% for the six months of 2005 to $145,000, as compared to $129,000 for the six months ended June 30, 2004 and increased 13% to $79,000 during the second quarter of 2005 as compared to $70,000 of interest expense for the same period of 2004. The year-to-date and quarter-to-date increase is attributable to interest expense accrued related to potential income tax underpayments offset by a reduction in the amortization of deferred financing costs.

Provision for Income Taxes - Puerto Rico Operations:

The effective tax rates for the first six months ended June 30, 2005 and 2004 are 35% and 34%, respectively. The effective tax rates for the three months ended June 30, 2005 and 2004 are 35% and 36%, respectively. The Puerto Rico statutory tax rate is 29%. The difference in the effective tax rate and the statutory rate is primarily the result of the accrual of an additional $86,000 and $174,000 for the three and six months ended June 30, 2005, and $66,000 and $123,000 of taxes for the three and six months ended June 30, 2004, respectively, is related to the potential taxation of certain Puerto Rico income at the U.S. Corporate statutory rates net of any potential foreign tax credits. Refer to Note 2 of the consolidated financial statements.

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

Income Tax Matters

During the fourth quarter 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the publicly traded partnership ("PTP") provisions of the Internal Revenue Code and could affect ACPT's tax status as a PTP. If the Company should be unsuccessful in its efforts to preserve its PTP status, ACPT would be subject to U.S. federal income taxes at regular corporate rates. The Company cannot predict whether it will be successful in its efforts to preserve its PTP status and, accordingly, the Company has accrued $4,665,000 as of June 30, 2005 and $4,369,000 as of December 31, 2004. The estimated amounts accrued for this matter remain subject to final resolution and therefore are subject to change. Alternatively, if the Company is successful in maintaining its PTP status, it may be required to make a payment to the IRS and, under the terms of its Declaration of Trust, ACPT would be required to make minimum distributions to shareholders equal to 45% of any taxable income allocated to the shareholders. The percentage used to determine this cash distribution is higher than the effective corporate income tax rate.

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

In connection with the preparation of our previously filed Form 10-Q, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. In the process of that review, management concluded that the Company's accounting for certain of its investments in partnerships was not in accordance with Generally Accepted Accounting Principles. Accordingly, the Company restated its previously issued financial statements for the years ended 2002 and 2003 and for the periods ended March 31, 2003 and 2004, June 30, 2003 and 2004 and September 30, 2003 and 2004 (Previous Restatement). Based on that evaluation, the Company's CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.  Subsequent to the initial filing of our form 10-K, the Company has remediated these deficiencies by implementing the formalization of processes, review procedures and documentation standards over the accounting treatment for our investments in our real estate entities. Additionally, the Company has hired a Chief Accounting Officer to assist in the continued compliance with the policies and procedures. As a result of these and other measures we have taken to date, we believe the material weakness related to the accounting for investment properties has been remediated.

In connection with the preparation of this Form 10-Q/A, as of June 30, 2005, a re-evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this re-evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that re-evaluation, the CEO and CFO changed their initial conclusion, and concluded that these disclosure controls and procedures, as of the end of the period covered by this report, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. There were no significant changes to the company's internal control over financial reporting during the most recent quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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