Form 10-K
period 2005-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2006-03-30
CIK 1065645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes / / No /x/

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes / / No /x/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer  / / Accelerated filer  / / Non-accelerated filer  /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  / /    No  /x/

As of June 30, 2005 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange on that day of $18.89, was $45,397,260. As of March 1, 2006, there were 5,197,954 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of American Community Properties Trust to be filed with the Securities and Exchange Commission with respect to the 2006 Annual Meeting of Shareholders, to be held on June 7, 2006, are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2005 Form 10-K Annual Report

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

ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group's taxable income, generating foreign tax credits that are passed through to ACPT's shareholders.  ACPT's federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT, and dividends from ACPT's U.S. subsidiaries.  Other than Interstate Commercial Properties ("ICP"), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

ARPT

ARPT holds partnership interests in 19 investment apartment properties ("U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware limited partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs property management services in the United States for the U.S. Apartment Properties and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development operations. These include the following:

    a 100% interest in St. Charles Community LLC ("SCC LLC") which holds approximately 4,000 acres of land in St. Charles, Maryland;
    the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP, and designated for development as saleable property; and
    a 50% interest, through SCC LLC, in a land development joint venture, St. Charles Active Adult Community, LLC ("AAC").

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership which holds 120 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
    general partner interests in 9 Puerto Rico apartment partnerships, and a limited partner interest in 1 of the 9 partnerships;
    a limited partnership interest in ELI, S.E. ("ELI"), that holds a 45.26% share in the future cash flow generated from a 30-year lease of an office building to the State Insurance Fund of the Government of Puerto Rico;
    an indirect 100% ownership interest, through LDA and Interstate General Properties LP ("IGPLP"), in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units.

5. a 100% ownership interest in Escorial Office Building I, Inc. ("EOBI"), a Puerto Rico corporation that holds the operations of a three-story, 56,000 square feet office building.

6. a 100% ownership interest in ICP, an entity that holds the partnership interest in El

Monte Properties S.E. ("EMP").

Set forth below is a brief description of these businesses.

INVESTMENT IN RENTAL PROPERTIES.

United States.

Apartment Properties

ACPT, indirectly through ARPT and AHP, holds interests in 19 U.S. Apartment Properties that own and operate apartment facilities in Maryland and Virginia. The U.S. Apartment Properties include a total of 2,864 rental units. Each of the U.S. Apartment Properties is financed by a mortgage that is non-recourse to the apartment owners. Under non-recourse mortgages, the owners are not jointly and severally liable for the debt. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to the projects for residents of 973 apartment units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and 139 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 1,642 units are leased at market rates.

We broke ground on our newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments, in the fourth quarter of 2005 and began leasing efforts in the first quarter of 2006. The 252-unit apartment project will consist of nine, 3-story buildings and will offer 1 and 2 bedroom units ranging in size from 800 to 1400 square feet. The Company expects to complete the construction of the nine buildings over the next 20 months, and expects to have the first building available for occupancy in the third quarter 2006. The apartment site is a 16-acre parcel conveniently located at the intersection of major arterial Charles County roadways as well as near the Sheffield Community Center, bike paths, and a regional park with a golf course.

Apartment Acquisitions

On May 23, 2005, AHP completed its acquisition of an apartment property in Baltimore, Maryland containing a total of 85 apartment units. A wholly owned limited liability company, Nottingham South, LLC, was formed to hold the apartment's assets. AHP financed the acquisition through a combination of cash and a $2,560,000 ten-year, 5.3%, fixed-rate, Fannie Mae loan. The property's 85 units were built on approximately 5 acres in the mid-1960s, and include efficiencies, one and two bedroom units. The property offers garden style apartments, and will continue to operate as a market rate property. ARMC, the Company's U.S. based property management subsidiary, will manage this property.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore and Washington, D.C. areas; however, we cannot give any assurance that we will be able to make acquisitions on favorable terms or at all.

The table below sets forth the name of each entity owning U.S. Apartment Properties; the number of rental units in the property; the percentage of all units held by U.S. Apartment Properties; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:

						Expira-
		No	%	12/31/05		tion
		of	of	Project	Occupancy	of
		Apt.	Port-	Cost (12)	at	Subsidy
		Units	folio	(in thousands)	12/31/05	Contract
Consolidated Properties
Bannister Associates Limited Partnership	(1)	167	6%	$ 9,939	99%	N/A
	(2)	41	1%			2008
Coachman's Limited Partnership	(1)	104	4%	7,246	99%	N/A
Crossland Associates Limited Partnership	(1)	96	3%	3,309	98%	N/A
Fox Chase Apartments General Partnership	(4)	176	6%	8,397	98%	N/A
Headen House Associates Limited Partnership	(5)	136	5%	8,403	99%	2006
Lancaster Apartment Limited Partnership	(3)	104	4%	5,765	98%	N/A
New Forest Apartments General Partnership	(4)	256	9%	14,653	96%	N/A
Nottingham South, LLC	(1)	85	3%	2,950	100%	N/A
Owings Chase, LLC	(1)	234	8%	15,403	93%	N/A
Palmer Apartments Associates	(1)	96	3%	8,961	96%	N/A
Limited Partnership	(6)	56	2%			2008
Prescott Square, LLC	(1)	73	3%	4,403	89%	N/A
Village Lake Apartments Limited Partnership	(1)	122	4%	7,930	98%	N/A
Wakefield Terrace Associates	(1)	164	6%	10,041	95%	N/A
Limited Partnership	(7)	40	1%			2006
Wakefield Third Age Associates	(1)	104	4%	5,406	98%	N/A
Limited Partnership
		2,054	72%	112,806
Unconsolidated Properties
Brookside Gardens Limited Partnership	(8)	56	2%	2,685	100%	N/A
Essex Apartments Associates
Limited Partnership	(9)	496	17%	20,231	92%	2006
Huntington Associates Limited Partnership	(10)	204	7%	9,972	98%	2006
Lakeside Apartments Limited Partnership	(11)	54	2%	4,114	98%	N/A
		810	28%	37,002
		2,864	100%	$ 149,808
    Not subsidized.
    Receives subsidies under the National Housing Act up to a maximum of $487,620 per year, including the tenants' share of rent.
    Not subsidized, however, 51% of the units are subject to household income restrictions set by the Maryland Community Development Administration ("MCDA").
    Not subsidized, but 20% of the units are subject to household income restrictions set by the MCDA.
    Receives subsidies under the National Housing Act up to a maximum of $1,554,480 per year, including the tenants' share of rent.
    56 units are subsidized under a five-year contract and receive subsidies under the National Housing Act up to a maximum of $667,524 for the period indicated.
    Receive subsidies under the National Housing Act up to a maximum of $253,140 per year, including the tenants' share of rent.
    Not subsidized, but all units are set aside for low to moderate income tenants over 62 years of age under provisions set by the LIHTC program.
    Receives subsidies under the National Housing Act up to a maximum of $4,250,496 per year, including the tenants' share of rent.
    Receives subsidies under the National Housing Act up to a maximum of $2,285,424 per year, including the tenants' share of rent.
    Not subsidized, but all units are set aside for low to moderate income tenants over 55 years of age under provisions set by the LIHTC program.
    Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

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

The table below sets forth the name of each apartment property owned by the Puerto Rico apartment partnerships; the number of rental units in the property owned by such partnership; the percentage of all units held by Puerto Rico apartment partnerships; the project cost; the percentage of such units under lease; and the expiration date for any subsidy contract:

				12/31/05
		No of Apt.	% of Port-	Project Cost (14)	Occupancy At	Expiration of Subsidy
Unconsolidated Properties		Units	folio	(in thousands)	12/31/05	Contract

San Anton	(1)	184	7%	$ 5,400	100%	2010
Monserrate Associates	(2)	304	11%	12,492	99%	2009
Alturas del Senorial	(3)	124	5%	5,007	98%	2009
Jardines de Caparra	(4)	198	7%	7,874	100%	2010
Colinas de San Juan	(5)	300	11%	12,529	100%	2006
Bayamon Garden	(6)	280	11%	14,112	99%	2011
Vistas del Turabo	(7)	96	4%	3,530	99%	2021
Monserrate Tower II	(8)(9)	304	11%	12,917	99%	2020
Santa Juana	(8)(10)	198	7%	7,900	98%	2020
Torre De Las Cumbres	(8)(11)	155	6%	7,045	99%	2020
De Diego	(8)(12)	198	8%	7,862	100%	2020
Valle del Sol	(13)	312	12%	15,809	99%	2008
		2,653	100%	$ 112,477
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
    Receives subsidies under the National Housing Act up to a maximum of $2,347,631 per year, including the tenants' share of rent.
    Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

Commercial Rental Properties

In September 2005, the Company commenced the operations of its first commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of office space for lease. The Company moved its Puerto Rico corporate office to the new facility in the third quarter of 2005 and, as of December 31, 2005, leases approximately 20% of the building.

In December 1998, LDA transferred title of a seven-acre site in Parque Escorial's office park to ELI on which a 150,000 square foot building was constructed. ELI is a special partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease. The building is leased to the State Insurance Fund of Puerto Rico, a government agency, for 30 years, at the end of which the lessee can acquire it for $1. For income tax and book purposes, the lease is considered a finance lease; therefore, the lease payments are treated as mortgage payments. A significant portion of the lease payments consist of interest due from a government agency which, when received by ELI, is tax-free. The tax-free status stays intact when ELI distributes its income to LDA.

Government Regulation

HUD subsidies are provided principally under Section 8 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. In compliance with the requirements of Section 8, ARMC or IGP screens residents for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment properties that are renewed annually.

Cash flow from projects whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "State Financing Agencies,") are subject to guidelines and limits established by the apartment properties' regulatory agreements with HUD and the State Financing Agencies. Some of the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of apartment projects is expected in Puerto Rico. Any new apartment properties developed by ACPT in the U.S., including the Sheffield Gardens project, are expected to offer market rate rents.

Subsidy contracts for ACPT's investment apartment properties are scheduled to expire between 2006 and 2021. For subsidy contracts expiring in 2006, ACPT intends to seek the renewal of these expiring subsidy contracts for its properties. HUD has in the past approved new subsidy contracts set at five-year terms, renewable annually. Please refer to the tables shown on the preceding pages for the expiration dates and amounts of subsidies for the respective properties.

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

The HUD contract renewal process has been reviewed annually. Owners have six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

Competition

ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties' average annual occupancy is approximately 99%. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. Our occupancy rates for our market rate properties range from 90% to 99%. When for-sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for apartment rental units typically benefits.

PROPERTY MANAGEMENT.

U.S. Operations

ACPT, indirectly through ARMC, operates a property management business in the Washington, D.C. metropolitan area, Baltimore, Maryland and in Richmond, Virginia. ARMC earns fees from the management of 3,920 rental apartment units. ACPT holds an ownership interest in 2,864 units managed by ARMC. Management fees for these 2,864 units are based on a percentage of rents ranging from 4% to 6.5%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but may be terminated on 30 days notice by either party. ARMC is entitled to receive an aggregate incentive management fee of $40,000 annually from two of the properties that it manages as well as the potential to receive an incentive management fee of $100,000 from another property that it manages. The payment of these fees is subject to the availability of surplus cash. Management fees for other managed apartment properties owned by third parties and affiliates of J. Michael Wilson, Chairman and CEO of ACPT, range from 3% to 4.5% of rents.

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

St. Charles - U.S. Operations

ACPT, indirectly through ALD, owns approximately 4,000 undeveloped acres in the planned community of St. Charles, which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (substantially completed), Fairway Village (currently under development), Piney Reach and Wooded Glen, both undeveloped. Each of the developed villages consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also has an 18-hole public golf course in its Fairway Village community. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.

The development of St. Charles as a planned unit development ("PUD") began in 1972 when Charles County approved a comprehensive PUD agreement for St. Charles. This master plan allows for the construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. As of December 31, 2005, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and is not included in the PUD. In addition there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet. In St. Charles, ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,612 acres, including a business park and a 68-acre village center. Opened in 1999, Fairway Village continues to experience increased buyer activity and home sales as evidenced by the 94 lots settled in 2005. All of these settlements were the result of the March 2004 agreement with Lennar Corporation ("Lennar") discussed below. Builders have settled 456 fully developed single-family lots in the first ten parcels. Infrastructure construction has begun on the next 60 lots with delivery expected in May 2006. Engineering of an additional 160 detached lots and 117 townhouse lots are in review by the County, and construction is expected to commence in the spring of 2006. Additional parcels are in the engineering phase.

The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,000 acres, and are planned for development near the completion of Fairway Village. The County Commissioners must approve the total number and mix of residential units before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained.

As of December 31, 2005, 53.9 acres of developed commercial land and 20 residential lots were available for delivery.

Customer Dependence

In March 2004, the Company executed an agreement with Lennar's homebuilding subsidiary to sell approximately 1,950 residential lots, consisting of approximately 1,359 single-family lots and 591 town home lots in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 of letters of credit to secure the purchase of the lots. The letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20,000,000. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners. Under the agreement, the builder is required to purchase at a minimum 200 residential lots developed by the Company per year. The price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder. The current selling price of new townhomes in this area is approximately $300,000 while new single-family homes are selling in the $400,000 to $500,000 range. Based on 200 lot sales per year, it is estimated that settlements will take place through 2015.

Our community development land sales revenue from Lennar in 2005 was $12,203,000; which accounts for 20% of the Company's total revenue and 32% of the US segment's revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced. If such an event were to occur, there would be no assurance that the lost volume would be replaced timely and on comparable terms.

In September 2004, the Company entered into a joint venture agreement with Lennar for the development of a 352-unit, active adult community located in St. Charles, Maryland; and transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. Lennar and the Company each have an equal interest in the cash, earnings and decision making concerning the joint venture. The joint venture's operating agreement calls for the development of 352 lots to be delivered to Lennar starting in the fourth quarter of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement.

Government Approvals

The St. Charles master plan has been incorporated into Charles County's comprehensive zoning plan. In addition, the Charles County government (the "County") has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles are subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.

In 2001, the Charles County Commissioners enacted the Adequate Public Facilities Policy. This policy limits the number of residential building permits issued to the amount of school allocations calculated in a given period.

Under a settlement agreement reached between ACPT and the County, the County provided guaranteed school allocations to St. Charles for 894 new dwelling units. In January 2005, the County granted allocations for an additional 200 dwelling units for 2005; and in December 2005 the County granted an additional 300 school allocations for 2006. To date, we have recorded 495 dwelling units with the County leaving us with a balance of 899 school allocations for new dwelling units. There are no guarantees that additional allocations will be granted in future years. Under the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles. As of December 31, 2005, approximately 1,650 of the 2,000 units remained. Our agreement reached with the County also provides for the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.

Pursuant to the settlement agreement the Company agreed to accelerate the construction of two major roadway links to the County's road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar.  As of December 31, 2005, the Charles County Commissioners have issued two separate Consolidated Public Improvement Bonds (the "Bonds") totaling $14,000,000 on behalf of the Company.  The Bonds were issued in March 2005 and March 2004, respectively.  The Bonds bear an interest rate between 4% and 5.125% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced. An additional $6,000,000 of bonds for the roadway construction project were issued in March 2006. Total cost of the construction project is estimated at approximately $30,000,000.

The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County will issue the general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 lot allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

Competition

Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Charles Crossing, a 451-unit project being developed by a local developer; Charles Retreat, approximately 400 active adult units being developed by Slenker Land Corporation; Avalon, a 264-unit project being developed by Centex Homes; and Autumn Hills, a 390-unit project being developed by Elm Street Development. Smaller projects are being developed by more than 20 other developers. The growing marketplace attracts major national and regional homebuilders. In this very price sensitive market, ACPT continues to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. A limited number of school allocation permits in Charles County has slowed the growth of new residential construction. We believe the guaranteed school allocations of 758 new dwelling units provide the Company with a competitive edge.

Environmental Impact

Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically the land has been used for farming and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for the Sheffield Neighborhood as well as parts of the Gleneagles Neighborhood in Fairway Village, the current phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while local, state and federal agencies are reviewing plans for environmentally sensitive areas.

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

In 2005, we spent nearly $70,000 for these costs. As land development continues, an annual cost of approximately $100,000 can be expected.

Parque Escorial and Parque El Comandante - Puerto Rico Operations

The master plan for Parque Escorial was approved in 1994. It includes the construction of 2,700 dwelling units of various types on 282 acres and the development of 145 acres for commercial, office and light industrial uses. The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of 125,000 square feet. In April 2005, the Company sold 7.2 commercial acres of land to a third party developer. The new owner rezoned the commercial land to residential land and plans to construct condominium units on this land. This has no impact on the number of units allowed under the Parque Escorial master plan. LDA has developed and sold 255 acres, and continues to own 120 acres of developed and undeveloped land. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.

Site improvements for the current residential phase, comprising approximately 2,252 units, are substantially complete or under construction. The Company has completed the development of a 208-unit homebuilding project and the remaining developed residential land has been sold, with the exception of one parcel for 160 units that were transferred to Torres, an IGP subsidiary, in 2004 for homebuilding operation. The next residential phase, comprising approximately 448 units, is in the design stage. There were no commercial land sales in backlog as of December 31, 2005.

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

Customer Dependence

In 2005, within our Puerto Rico segment, we sold commercial acres in our office park to Jalexis, Inc. for $7,448,000 which represents 31% of the Puerto Rico segment's revenue and 12% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue in 2005.

Government Approvals

Parque Escorial's master plan has been approved but specific site plans are subject to the planning board review and approval. Presently, the first phase of the 448 Hill Top residential units is in the process of governmental approval.

Parque El Comandante is in the planning stage and will require significant government approvals throughout the development process. There can be no assurance that approvals for such development can be obtained, or if obtained, that the Company will be able to successfully develop such land.

Competition

The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from condominium projects in areas the Company believes to be similar or less desirable than Parque Escorial.

Environmental Impact

Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land. An erosion and sedimentation control plan must be obtained prior to construction. This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2005, we did not incur any of these costs. Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period. We are in the planning stage of Parque El Comandante and will not have estimates for such costs until we are further in the design stage.

The Puerto Rico Department of Natural and Environment Resources (DNER) has enacted Regulation #25 whereas it requires the replacement of trees removed during land development of the proposed Escorial Hilltop Project on a two to one basis. On February 27, 2006, IGP's Agronomist submitted to DNER a tree mitigation plan. We await DNER's approval and letter of engagement in order to continue the permit process as well as to estimate the cost of the tree mitigation plan.

HOMEBUILDING IN PUERTO RICO.

During the first quarter of 2004, IGP formed a wholly owned subsidiary, Torres del Escorial, a Puerto Rico corporation, to construct and sell a 160-unit residential project within the Parque Escorial master plan community. The project consists of four towers with 40 units in each tower. As of December 31, 2005, the first tower was completed and 32 units were delivered. The rest of the project remains under construction. There were 68 units under contract as of December 31, 2005. These sales are backed by a $6,000 deposit and a non-contingent sales contract.

Competition

The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales in our area is expected from condominium projects that the Company believes to be less desirable than Parque Escorial. Projects such as Palacios del Escorial provide for larger units, which are more costly than our units. There are no projects in Parque Escorial offering units that are the same size, quality and in the same price range as our units.

ECONOMIC AND DEMOGRAPHIC INFORMATION

Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between the 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The median household effective buying income in Charles County was $53,787 in 2005. Building permit activity for new structures increased to 2,678 permits issued in Charles County in 2005 compared to 2,344 permits issued in 2004, an increase of 14%.

Puerto Rico has a population of approximately 3.9 million, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As of the date of filing this report, we were informed that the 2005 Economic Report to the Governor was not available. As presented in the 2004 Economic Report to the Governor, for the fiscal year ended 2004, per capita personal income was $12,001 with an average family income of $37,990. The economy of Puerto Rico registered growth in constant dollars of 2.8% in 2004.

FINANCIAL INFORMATION RELATED TO THE COMPANY'S OPERATING SEGMENTS.

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include: investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and property management services. For further information on these segments, see Note 12 in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

GENERAL.

Employees

ACPT had 271 full-time employees as of December 31, 2005, 120 in the United States and 151 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

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

Our principal Internet address is www.acptrust.com. We make available, free of charge, on or through www.acptrust.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

American Community Properties Trust
222 Smallwood Village Center
St. Charles, MD 20602
Attention: Director of Investor Relations
(301) 843-8600

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

National, regional and local economic and business conditions that will, among other things, affect:

Demand for residential lots, commercial parcels and multifamily housing
  The real estate industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, availability of financing and interest rate levels as well as other market conditions such as oversupply or reduction in demand for commercial, industrial or multifamily properties. In addition, regulatory changes could possibly alter, among other things, the tax deductibility of interest paid on home loans. Adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand for our residential lots, commercial parcels and homes, which could adversely affect our revenues and earnings.

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

Availability and creditworthiness of tenants
  We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at December 31, 2005, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

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

Risks of real estate acquisition and development (including our ability to obtain governmental approvals for development projects and to complete our current development projects on time and within budget)
    Our plans for the future development of our residential communities can be affected by a number of factors including time delays in obtaining necessary government permits and approvals and legal challenges to our planned communities.
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

Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of December 31, 2005, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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

Complexity of Tax Structure

The Company's tax structure is complex and requires continual monitoring in order to ensure compliance with certain IRS requirements. Should the Company not meet the requirements of a publicly traded partnership, the Company would be subject to additional tax liability.
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

ACPT owns real property located in the United States and Puerto Rico. As of December 31, 2005, the Company's current operating real estate properties, apartment properties under construction, community development land holdings, and homebuilding units consisted of the following ($ amounts in thousands, all other figures are actual):
U.S. OPERATIONS - OPERATING REAL ESTATE PROPERTIES	NO. OF UNITS	OPERATINGREVENUE	OPERATINGEXPENSES	NON-RECOURSE MORTGAGE OUTSTANDING	ECONOMIC INTEREST UPON LIQUIDATION POST RECOVERY

Unconsolidated
Brookside Gardens LP (1)	56	$ 295	$ 229	$ 1,284		(a)
Essex Apartments Associates LP (2)	496	4,134	2,701	14,507	50.0%	(b)
Huntington Associates LP (1)	204	2,253	1,190	9,427	50.0%
Lakeside Apartments LP (1)	54	459	247	2,007		(a)
Total Unconsolidated	810	7,141	4,367	27,225
Consolidated
Bannister Associates LP (1)(7)	208	2,431	870	12,872	100.0%
Coachman's LP (1)	104	1,602	587	5,393	95.0%
Crossland Associates LP (1)	96	1,129	525	4,198	60.0%
Fox Chase Apartments GP (1)	176	2,129	757	5,823	99.9%
Headen House Associates LP (1)	136	1,504	601	7,071	75.5%
Lancaster Apartments LP (1)	104	1,419	599	8,745	100.0%
New Forest Apartments GP (1)	256	3,630	1,292	10,945	99.9%
Nottingham South Apartments, LLC	85	249	250	2,560	100.0%
Owings Chase, LLC (3)(5)	234	1,974	1,294	12,550	100.0%
Palmer Apartments Associates LP (1)	152	1,772	646	6,925	75.5%
Prescott Square, LLC (3)(5)	73	627	442	3,640	100.0%
Village Lake Apartments LP (1)	122	1,475	547	6,469	95.0%
Wakefield Terrace Associates LP (1)	204	1,350	775	10,300	75.5%
Wakefield Third Age Associates LP (1)(6)	104	1,217	467	7,509	75.5%
Total Consolidated	2,054	22,508	9,652	105,000
	2,864	$ 29,649	$ 14,019	$ 132,225

(a) The allocation of profits and surplus cash, as per the respective partnership agreement, is based on a complex waterfall calculation. The Company's share of the economic ownership is immaterial.

(b) The limited partners have a priority to their respective unrecovered capital. Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital. As of December 31, 2005, the unrecovered limited partner capital for Essex was $1,890,000.

APARTMENT PROPERTIES UNDER CONSTRUCTION
Sheffield Greens Apartments (acres)(4)				17.74
COMMUNITY DEVELOPMENT LAND HOLDINGS - U.S. OPERATIONS
Finished inventory (1) Residential lots Commercial, office or light industrial acres			20 97
Under development (1) Resident lots Commercial, office or light industrial acres			429 100

Pre-development - master plan approved (1) Residential lots Commercial, office or light industrial acres			1,749 593
Held for future development (acres) (1)			2,444

Notes:

  Denotes properties are located in Charles County, Maryland
  Denotes properties are located in Henrico County, Virginia
  Denotes properties are located in Baltimore County, Maryland
  The Sheffield Greens Apartments will be the newest addition to our rental apartment properties in St. Charles. Construction of the 252-unit apartment project in St. Charles' Fairway Village began in the second quarter of 2005.
					ECONOMIC INTEREST UPON LIQUIDATION POST RECOVERY

P.R. OPERATIONS - OPERATING REAL ESTATE PROPERTIES	NO. OF UNITS	OPERATING REVENUE	OPERATING EXPENSES	NON-RECOURSE MORTGAGE OUDSTANDING

Unconsolidated
Carolina Associates
De Diego (2)	198	$ 1,583	$ 842	$ 5,072
Monserrate Tower II (1)	304	2,363	1,226	8,700
Santa Juana (3)	198	1,284	722	5,642
Torre de Las Cumbres (2)	155	1,657	931	4,431
Total Carolina Associates	855	6,887	3,721	23,845	50.00%
Alturas Del Senorial (2)	124	1,047	579	3,597	50.00%
Bayamon Garden (4)	280	2,006	978	9,541	50.00%	(a)
Colinas San Juan (2)	300	2,020	995	7,113	50.00%
Jardines De Caparra (4)	198	1,644	860	6,500	50.00%
Monserrate Associates (1)	304	2,537	1,357	7,650	52.50%
San Anton (1)	184	1,411	913 1,038 385	4,277	49.50%
Valle Del Sol (4)	312	2,391		10,849	50.00%	(a)
Vistas Del Turabo (3)	96	645		1,251	50.00%	(a)
	2,653	$ 20,588	$ 10,826	$ 74,623

(a) Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital. As of December 31, 2005, the unrecovered limited partner capital in Bayamon Garden, Valle del Sol and Vistas Del Turabo were $1,184,000, $1,301,000, and $618,000, respectively.
COMMERCIAL PROPERTIES - PUERTO RICO OPERATIONS
Escorial Office Building I, Inc. in acres (7)	2.1

COMMUNITY DEVELOPMENT LAND HOLDINGS - PUERTO RICO OPERATIONS
Finished inventory (1) Commercial, office or light industrial acres	2.6
Held for future development (including buffer zones on the hilltop)(acres) (1)	117
Held for future development (acres) (5)	490

HOMEBUILDING (UNITS) (6) - PUERTO RICO OPERATIONS
Condominium units unsold in homebuilding project (Torres del Escorial)	128

Notes:

  Denotes properties are located in Carolina, Puerto Rico
  Denotes properties are located in San Juan Puerto Rico
  Denotes properties are located in Caguas, Puerto Rico
  Denotes properties are located in Bayamon, Puerto Rico
  Denotes properties is located in Canovanas, Puerto Rico
  Property is encumbered by recourse debt.
  56,000 sq. ft. three story office building located in Parque Escorial Office Park. Property is encumbered by a non-recourse mortgage.

ITEM 3.	LEGAL PROCEEDINGS

Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; Et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico. On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. On June 6, 2005, the Supreme Court denied said request. Hence, LDA is an added insured on the damage claims in the complaint. In the status hearing held on August 10, 2005, the court scheduled the beginning of the trial for November 2006 and probably the trial will be extended to 2007.

Due to the inherent uncertainties of the judicial process, we are unable to either predict the outcome of or estimate a range of potential loss associated with this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

The Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits. The Company carries liability insurance against certain types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of December 31, 2005 are as follows:
Name	Age	Position

J. Michael Wilson	40	Chairman and Chief Executive Officer
Edwin L. Kelly	64	President and Chief Operating Officer
Carlos R. Rodriguez	60	Executive Vice President
Cynthia L. Hedrick	53	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Paul A. Resnik	58	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	59	Senior Vice President and Assistant Secretary
Jorge Garcia Massuet	67	Vice President
Nancy M. Shambaugh	48	Vice President
Harry Chalstrom	45	Vice President
Matthew M. Martin	30	Vice President and Chief Accounting Officer

Messrs. Wilson and Kelly are also members of our Board of Trustees. Brief biographies of Messrs. Wilson and Kelly are included within Part III, Item 10 "Trustees and Executive Officers of the Registrant" in this annual report. Biographical information for our other executive officers is as follows:

Carlos R. Rodriguez was appointed Executive Vice President of the Company in January 2002 after serving as Senior Vice President since June 1999. Prior to that date, he served in various capacities with the predecessor company and its affiliates.

Cynthia L. Hedrick was appointed Executive Vice President in January 2006 after serving as Senior Vice President since June 2002. She continues to serve the Company as the Chief Financial Officer and Secretary/Treasurer, a position that she has held since June 2002. Ms. Hedrick served as Vice President of the Company from November 1998 to June 2002 and prior to that date she served as Vice President of the predecessor company.

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

Matthew M. Martin was appointed Vice President and Chief Accounting Officer in August of 2005. Prior to joining the Company, he worked for FTI Consulting serving as a Manager in the Forensic and Litigation Consulting practice.  He joined FTI in 2002 where he worked on both large scale internal investigations of complex accounting issues for national and international companies as well as litigation consulting for accounting fraud cases.  Prior to joining FTI Consulting, he managed audits for Arthur Andersen.

PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Company's common shares is the American Stock Exchange under the symbol "APO" and our shares are also listed on the Pacific Exchange under the same trading symbol. As of the close of business on March 1, 2006, there were 147 shareholders of record of ACPT's common shares. On March 1, 2006, the closing price reported by the American Stock Exchange was $21.19. The table below sets forth, for the periods indicated, the high and low closing prices of the Company's shares as reported in the consolidated reporting system of the American Stock Exchange Composite, and the dividends declared per common share for such calendar quarter.

		Price Range of ACPT Shares		Dividends
		High	Low	Declared

2005	Quarter
	Fourth	$ 26.35	$ 16.50	$ 0.10
	Third	25.90	18.60	0.10
	Second	19.94	13.30	0.10
	First	14.07	12.11	0.10

2004	Quarter
	Fourth	$ 12.45	$ 12.10	$ 0.10
	Third	16.25	12.25	0.10
	Second	13.20	10.00	0.05
	First	10.65	8.02	0.10

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

Dividend Distribution related to our IRS matter

As announced on March 10, 2006 the Company entered into a closing agreement with the United States Internal Revenue Service ("IRS") by which the Company will maintain its publicly traded partnership ("PTP") status for U.S. federal income tax purposes.  The details of the closing agreement with the IRS require the Company to report approximately $5.0 million to shareholders as taxable income on March 29, 2006.  Under the terms of the Company's governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders.  Accordingly, the Board of Trustees has declared a dividend of $0.43 per share, or approximately $2,230,000 in the aggregate. The dividend will be payable on April 12, 2006 to shareholders of record on March 29, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

 The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2005. The information in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and operating data)
Income Statement Data:
Total operating revenues	$ 62,313	$ 49,011	$ 55,506	$ 36,902	$ 37,718
Total operating expenses	51,207	40,932	47,720	30,730	30,879
Operating income	11,106	8,079	7,786	6,172	6,839
Income before (benefit) provision for income taxes	6,855	4,331	3,901	4,724	4,552
Income tax (benefit)/provision	(690)	1,500	1,596	2,338	2,123
Net income	7,545	2,831	2,305	2,386	2,429
Earnings per share
Basic	$ 1.45	$ 0.55	$ 0.44	$ 0.46	$ 0.47
Diluted	$ 1.45	$ 0.55	$ 0.44	$ 0.46	$ 0.47

Balance Sheet Data:
Total assets	$ 217,085	$ 184,027	$ 142,497	$136,067	$ 124,958
Debt related to investment properties
Recourse	4,752	1,896	1,951	-	427
Non-recourse	119,365	98,879	70,979	44,205	39,032
Debt related to community development
Recourse	14,161	16,504	22,661	32,052	37,327
Non-recourse	500	-	-	-	-
Debt related to homebuilding
Recourse	13,905	8,792	22	11,154	6,194
Other liabilities	29,912	29,065	19,031	21,429	17,137
Total liabilities	182,595	155,136	114,644	108,840	100,117
Shareholders' equity	34,490	28,891	27,853	27,227	24,841
Cash dividends declared and paid per common share	$ 0.40	$ 0.35	-	-	-
Operating Data:
Rental apartment units managed at end of period	7,491	7,406	7,747	7,747	7,747
Rental units converted to condominiums and sold	-	-	-	-	9
Community Development
Residential lots sold	94	70	88	161	333
Residential lots transferred to homebuilding	-	160	-	-	208
Residential lots transferred to joint venture	-	352	-	-	-
Joint venture lots delivered	25	-	-	-	-
Residential lots transferred to investment property division	252	-	-	-	-
Commercial and business park acres sold	11	3	8	13	59
Homebuilding
Homes sold	32	55	124	29	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, Management's Discussion and Analysis of Financial Condition and Results of Operation and the Financial Statements and Supplemental Data included in Items 6, 7 and 8 should not be taken as indicative of our future operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Those items are discussed under "Risk Factors" in Item 1A to this annual report on Form 10-K.

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

The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by third parties and affiliates of J. Michael Wilson, our Chairman and CEO, as well as our community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the Company and its predecessor with inventory for the last three decades with expectations of another three decades. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited partnership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate entities. ARPT's ownership in these entities ranges from 0.1% to 100%. We expect to retain the apartment land in St. Charles identified for future apartment units to expand our apartment investment portfolio. In August 2005, we broke ground on Sheffield. We are also seeking additional properties that will add value to our existing investment assets.

The Puerto Rico operations are managed through Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp, a wholly owned subsidiary of the Company. IGP provides property management services to apartment properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, and property management associations related to our planned communities as well as our homebuilding operations and community development operations. IGP holds our ownership interests in our Puerto Rico apartment and commercial property portfolio. The apartment properties are individually organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 52.5%. IGP's ownership in the commercial properties ranges from 28% to 100%. Land Development Associates, S.E. ("LDA") owns our community development assets consisting of two planned communities, in Puerto Rico. The first planned community, Parque Escorial, consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own homebuilding operations or investment portfolio. Our second planned community is in the planning stages. LDA retained a limited partnership interest in a commercial building built on land in Parque Escorial contributed by LDA. Our homebuilding operation builds condominiums for sale on land located in Parque Escorial. Our homebuilding projects are organized in separate entities, all wholly owned by IGP and LDA.

ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders. ACPT is subject to Puerto Rico taxes on IGP Group's taxable income, generating foreign tax credits that are passed through to ACPT's shareholders. ACPT's federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT, and dividends from ACPT's U.S. subsidiaries. Other than Interstate Commercial Properties ("ICP"), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD. Of this taxable income, only the portion of taxable income applicable to the profits on the residential land sold in Parque Escorial passes through to ALD. ALD, ARMC, and ARPT are taxed as U.S. corporations. The taxable income from the U.S. apartment properties flows through to ARPT.

RESTATEMENT AND INTERNAL CONTROL REMEDIATION MATTERS

  During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. To correct the errors discovered, the Company restated its financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and its Forms 10-Q for the first two quarters of fiscal 2005.  The Company has evaluated the effectiveness of its internal control over accounting for income taxes as of December 31, 2005, and has determined that the accounting errors referenced above and the potential for additional misstatements indicate a material weakness in internal control over accounting for income taxes.  The Company is taking steps to ensure that the material weakness is remediated, including the retention of additional international tax advisors and providing our in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and enable the Company to more effectively manage its internal and third-party tax professionals.

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

Sales, Profit Recognition and Cost Capitalization

Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Under the provisions of SFAS 66, related to condominium sales, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Accordingly we recognize revenue and costs upon settlement with the homebuyer which doesn't occur until after we receive use and occupancy permits for the building.

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

In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-05.  EITF 04-05 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.  We have determined that new guidance provided by EITF 04-05, which is effective January 1, 2006, requires the Company to consolidate all its apartment partnerships for which it serves as the general partner except for Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership.  The impact of consolidating the previously unconsolidated partnerships will materially impact the presentation of the Company's assets, liabilities and shareholders' equity. Refer to Note 2 in Item 8 of this report for additional disclosures regarding the impact on the Company's financial statement presentation.

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

    Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
    Furniture, fixtures and equipment over five to seven years using the straight-line method
    Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
    Maintenance and other repair costs are charged to operations as incurred.

Income Taxes

The Company's complex tax structure involves foreign source income and multiple entities that file separate returns. Due to the complex nature of tax regulations affecting our entities, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the components of the results of operations by segment for each of the three years ended December 31, 2005, 2004 and 2003. Historically, the Company's financial results have been affected by the cyclical nature of the real estate industry and timing of the delivery of fully developed residential lots and commercial acres. Accordingly, the Company's historical financial statements may not be indicative of future results. This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:

For the year ended December 31, 2005, our U.S. segment generated $8,287,000 of operating income compared to $6,568,000 of operating income generated by the segment for the same period in 2004 and $5,607,000 in 2003. Please review the discussion below for an analysis of our operating results.

Community Development - U.S. Operations:

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. Lennar has agreed to purchase 200 residential lots per year, provided that they are developed and available for delivery. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the initial price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

2005 compared to 2004

Community development land sales revenue increased $5,404,000 to $12,403,000 for the year ended December 31, 2005 from $6,999,000 for the same period in 2004. The 77% increase in our community development land sales revenue in 2005 is the result of major residential development and delivery of residential lots to Lennar.

Residential Land Sales

In 2005, we delivered 94 lots to Lennar at an average selling price of $102,558 per lot; the price includes the initial selling price of $100,000 per lot plus water and sewer fees, road fees and other off-site fees. In 2004 we sold 70 standard single family residential lots for an average initial selling price of $98,000 per lot. In 2005, we also recognized for the first time, additional revenue of $1,996,000 based on the final settlement of homes of 63 lots previously sold to Lennar in 2005 and 2004.

Prices for our residential lots reflect the healthy housing market in 2005 and its upward trend in home prices in Charles County. The current selling price of town-homes in this area is in excess of $300,000 while single-family homes in Fairway Village are selling in excess of $450,000.

As of December 31, 2005, we had 20 developed residential lots available for delivery.

Commercial Land Sales

In 2005, we sold 1.34 acres of commercial land for $3.43 per square foot compared to 1.07 acres of commercial land for sales prices for $2.75 per square foot for the same period in 2004. The average sales prices of these parcels differ due to their location, use and level of development. As of December 31, 2005, our backlog contained 16.8 acres of commercial acres under contract for a total of $4,524,000.

St. Charles Active Adult Community, LLC - Land Joint Venture

In September 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to a newly formed joint venture with Lennar in exchange for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to the homebuilding company. The Company serves as the managing agent for the project and receives a 3% management fee. The Company recorded deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture to the homebuilder. The Company recorded deferred costs related to 50% of the cost basis of the land. We expect minimal profit from the activities of the joint venture. However, we expect to recognize the profit on the portion of land transferred as lots are sold by Lennar through the amortization of previously deferred revenues and costs. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the first quarter of 2009. The Company recorded the remaining 50% of the land's cost basis as investment in the joint venture within our Community Development assets.

In the fourth quarter of 2005, the joint venture sold its first 25 lots to Lennar. As a result, the Company recognized $188,000 for fees, $316,000 of deferred revenue and $195,000 of deferred costs. The joint venture did not sell any lots to Lennar in 2004.

Gross Margin on Land Sales

The gross margin on land sales for the year ended December 31, 2005 was 45% compared to 37% for the same period of 2004. Our gross margins on land sales in 2005 and 2004 have been affected by increases in the price of steel, oil and fuel and the strong demand and limited supply for contractors for the development of lots in Fairway Village. These cost increases were more than offset by increased sales prices of homes in Fairway Village.

Customer Dependence

Our community development land sales revenue from Lennar in 2005 was $12,203,000; which accounts for 20% of the Company's total revenue and 32% of the US segment's revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

2004 compared to 2003

Community development land sales revenue increased $106,000 to $6,999,000 for the year ended December 31, 2004 from $6,893,000 for the same period in 2003.

Residential Land Sales

In 2004, we sold 70 standard size single-family lots for an average sales price of $98,000 per lot compared to 88 standard size single-family lots which sold for an average sales price of $62,000 during the same period of 2003. The average selling price of the standard single-family lot increased in 2004 compared to 2003 due to the fact that residential lots sold in 2003 were negotiated with homebuilders in 2001 and 2002 during a relatively flat housing market. Prices for our current residential lots reflect the healthy housing market and its upward trend in home prices. The current selling price of town-homes in this area is approximately $250,000 while single-family homes in Fairway Village are selling in excess of $300,000. As of December 31, 2004, we did not have any developed residential lots available for delivery.

Commercial Land Sales

In 2004, we sold 1.07 acres of commercial land for $2.75 per square foot compared to 8 acres of commercial land for sales prices that ranged from $2.19 to $9.51 per square foot for the same period in 2003. The average sales prices of these parcels differ due to their location, use and level of development. As of December 31, 2004, our backlog contained 12.53 of commercial acres under contract for a total of $2,723,000.

Gross Margin on Land Sales

The gross margin on land sales for the year ended December 31, 2004 increased to 37% compared to 29% for the same period of 2003. Although the selling price of our residential lots increased 58% in 2004 as compared to 2003, our gross margin on land sales was affected by increases in the costs for the development of lots in Fairway Village. Our development costs have been directly affected by the increase in the price of steel, oil and fuel and the strong demand and limited supply for contractors.

Rental Property Revenues and Operating Results - U.S. Operations

Certain of the U.S. based apartment properties in which we hold an ownership interest qualify for the consolidation method of accounting. As a result, we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of some of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest. As of December 31, 2005, nine of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units at some of the properties must be leased to tenants with low to moderate income. HUD subsidizes one of the properties and the three remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Acquisitions

  On October 29, 2004, the Company acquired the assets of two apartment properties, Owings Chase LLC and Prescott Square LLC, located in Pikesville, Maryland.
  On May 23, 2005, the Company acquired the assets of another apartment property, Nottingham Apartments LLC, in Baltimore, Maryland.
  The acquired apartment properties are market rent properties allowing us to determine the appropriate rental rates based on market conditions.

The following table presents the results of rental property revenues and operating expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):
	2005	2004	2003

Rental Property - Revenues	22,508	19,007	17,106
Rental Property - Operating Expenses	9,665	7,647	7,379

2005 compared to 2004

Rental property revenues increased $3,501,000 to $22,508,000 for the year ended December 31, 2005 compared to $19,007,000 for the same period in 2004. The 18% increase was primarily due to the apartment acquisitions in October 2004 and May 2005, an overall average annual rent increase of 5%, as well as an increase in rent generated by one of our properties that converted from a fully subsidized property to a 100% market rate property in July 2004.

Rental property operating expenses increased $2,018,000 for the year ended December 31, 2005 to $9,665,000 compared to $7,647,000 for the respective period in 2004.  The increase in our rental property operating expenses in 2005 is attributable to the growth in the size of our apartment operations including acquisitions accounting for $1,807,000 of additional expenses; a $186,000 increase in insurance costs and taxes and a $126,000 increase due to the rising costs of utilities.

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

Management and Other Fees - U.S. Operations:

We earn monthly management fees from all of the apartment properties that we own as well as apartment properties owned by third parties and affiliates of J. Michael Wilson, our Chairman and CEO. We receive an additional fee from the properties that we manage for their use of the property management computer system that we purchased at the end of 2001and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from our managed, but not owned properties and our unconsolidated properties; fees earned from the consolidated properties are eliminated in consolidation.

2005 compared to 2004

Management and other fees for the year ended December 31, 2005 decreased 26% to $1,114,000 compared to $1,500,000 for the same period in 2004. The $386,000 decrease in management fees is due to a special fee from refinancing and an incentive management fee from our managed properties in 2004 with no comparable fees earned in 2005. Additionally, we terminated a management contract with a non-owned property in October 2004 which accounted for approximately $133,000 of management fee income in 2004. The Company serves as the managing agent for the land development joint venture project with Lennar and receives 3% of the selling price of the finished lots as a management fee for its services. In the fourth quarter of 2005, the joint venture delivered 25 lots to Lennar and the Company earned an $80,000 management fee with no comparable fees earned in 2004.

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

General, Administrative, Selling and Marketing Expense - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 14 properties located in St. Charles, Maryland, three properties located in Pikesville, Maryland, one property in Virginia, and to a lesser extent the other properties that we manage. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

2005 compared to 2004

General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,739,000 to $7,340,000 for the year ended December 31, 2005, compared to $5,601,000 for the same period of 2004.

The 31% increase in general, administrative, selling and marketing costs for the fiscal year ended December 31, 2005 is attributable to an increase of $691,000 of additional professional services fees including audit, tax compliance, consulting and corporate costs incurred during the year as a result of the restatement, additional corporate governance and fee increases in excess of inflation. The increase is also due to an additional $625,000 in salaries and benefits as a result of additional staff, bonuses and normal annual increases. The current market for qualified employees continues to be very competitive, resulting in the additional salaries, bonuses and recruiting fees. Other components of the increase include $376,000 of additional charges related to our outstanding share appreciation rights as a result of the increase in our stock price in 2005 and $102,000 in compensation expense for shares that were awarded to our non-employee Trustees in June.  The increases noted above were partially offset by a reduction in bad debt expense on outstanding accounts receivable balances which were previously reserved due from two apartment properties for which we serve as the general partner and one affiliated property that we managed.

2004 compared to 2003

                General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,115,000 in 2004 to $5,601,000 for the year ended December 31, 2004, compared to $4,486,000 for the same period of 2003.

The 25% increase in general and administrative costs was attributable to additional staffing, consulting and audit fees required to meet the increased corporate governance and documentation requirements. In addition we expanded our staff to accommodate our expanded investment and property management supervision operations. The current market for qualified employees is very competitive. In order to fill open and new positions and retain current employees, we have incurred recruiting fees, salaries and bonuses in excess of our historical practices. As a result, salaries and benefits increased $655,000 in 2004 compared to 2003. Salaries and benefits increased an additional $67,000 related to outstanding share incentive rights as a result in the improvement in the Company's share price in 2004 compared to 2003.  Professional services fees including audit, tax compliance and legal fees increased $324,000 in 2004 compared to 2003. The remainder of the fiscal year's increase is the result of general inflation and additional donations made to local charities.

Depreciation Expense - U.S. Operations:

2005 compared to 2004

Depreciation expense increased $617,000 to $3,829,000 for the year ended December 31, 2005 compared to $3,212,000 for the same period in 2004. Our apartment property acquisitions in October 2004 and May 2005 increased our depreciation expense in 2005 by $454,000. The remainder of the fiscal year's increase was affected by capital improvements made to our rental properties.

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

Equity in Earnings from Unconsolidated Entities - U.S. Operations:

The results of our share of earnings from the real estate entities that we do not control are reflected in this section. (See Note 3 to the consolidated financial statements, "Investments in Unconsolidated Real Estate Entities" for more information regarding our investments in and commitments to these entities.) Earnings from these entities will vary from year to year depending on the level of activity for each entity during the year, where the entity is in the earnings stream, and whether or not the limited partners have recovered their capital contribution.

2005 compared to 2004

For the year ended December 31, 2005, the Company recognized earnings of $135,000 for its investments in its unconsolidated real estate entities. For the same period in 2004, the Company recognized a loss of $291,000 in its investments in its unconsolidated real estate entities. The increase was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships which negatively impacted its earnings in 2004 with no comparable write-offs in 2005.

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

Interest Expense - U.S. Operations:

The interest related to the U.S. debt obligations, exclusive of the non-recourse debt related to the investment properties, is subject to capitalization and is allocated to the qualifying assets within our community development assets based on its book balance. Any excess interest, interest related to the non-recourse debt of our investment properties, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

2005 compared to 2004

Interest expense increased 15% for year ended December 31, 2005 to $6,797,000 compared to $5,916,000 for the same period in 2004. The $881,000 increase in interest expense is primarily due to $845,000 of additional interest expense related to the mortgages of the three most recently acquired apartment properties in Baltimore, the write-off of pre-payment penalties and other fees of $250,000 from the refinancing of one of our properties' mortgages in the first quarter of 2005, and $223,000 of additional interest expense recognized as a result of the conversion of one of our properties from an interest subsidized property to a fair market property in December 2004. The increase in 2005 was reduced by loan fees amortized and included in interest expense in 2004 of $221,000 for loans that were repaid by December 31, 2004 as well as loan fees and prepayment penalties of $475,000 paid in connection with the refinancing of one of our apartment properties mortgages in January 2004 with no comparable expense in 2005. The Company capitalized $944,000 of interest in its U.S. segment in 2005 compared to $534,000 of interest capitalized in 2004.

2004 compared to 2003

Interest expense increased 36% in 2004 to $5,916,000 compared to $4,341,000 in 2003. The $1,575,000 increase is the result of the refinancing of the mortgages of two of our apartment properties in 2004. Our interest expense balance was directly affected by pre-payment penalties and the write-off of loan fees associated with the properties' previous mortgages. The increase in interest expense in 2004 is also the result of the amortization of loan fees and prepayment penalties paid for construction loans that we repaid this year from our working capital. We also experienced an overall increase in our average debt outstanding due to the increased loan amounts of the mortgages refinanced and the servicing obligation of the $8,000,000 Bond issued by the Charles County Government in March 2004. The Company capitalized $534,000 of interest in its U.S. segment in 2004 compared to $515,000 of interest in 2003.

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

2005 compared to 2004

Minority interest decreased 28% in 2005 to $926,000 for the year ended December 31, 2005 compared to $1,285,000 for the same period in 2004.  In 2004, we refinanced the mortgages of Headen and Third Age that provided distributions to third party owners in excess of their basis.  In 2005, we refinanced the mortgage of Terrace that provided distributions to the third party owners in excess of their basis.  The 2005 distributions to minority partners in excess of their basis were less than the distributions paid out in 2004.

2004 compared to 2003

Minority interest increased 7% in 2004 to $1,285,000 for the year ended December 31, 2004 compared to $1,204,000 for the same period in 2003. The minority owners' share of income increased $81,000 in the current year primarily the result of the write off of deferred finance fees in 2004 when one property was refinanced. The increase in distributions to the minority owners in excess of their basis from refinanced properties increased $162,000 in 2004 compared to 2003.

Provision for Income Taxes - U.S. Operations:

The provision/(benefit) for income taxes was $456,000, $(274,000) and $139,000 for the year ended December 31, 2005, 2004 and 2003 resulting in effective tax rates of 54%, 40% and 38%, respectively. The federal and state statutory rate is 39%. The difference between the statutory rate and the effective rate is related to the combined effect of permanent items and U.S. tax and foreign tax on foreign source income without corresponding foreign tax credits.

Results of Operations - Puerto Rico Operations:

For the year ended December 31, 2005, our Puerto Rico segment generated $2,659,000 of operating income compared to $1,511,000 of operating income generated by the segment for the same period in 2004 and $2,179,000 in 2003. Please review the discussion below for an analysis of our operating results.

Community Development - Puerto Rico Operations:

Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

2005 compared to 2004

Community development land sales for the year ended December 31, 2005 were $10,397,000 compared to $2,676,000 in 2004. During 2005, the Company sold 9.7 commercial acres in the master-planned community of Parque Escorial. The gross margin on land sales for the years ended December 31, 2005 and 2004 were 28% and 26%, respectively. There were no commercial acres in backlog at December 31, 2005.

Customer Dependence

In 2005, within our Puerto Rico segment, we sold commercial acres in our office park to Jalexis, Inc. for $7,448,000 which represents 31% of the Puerto Rico segment's revenue and 12% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue in 2005.

2004 compared to 2003

Community development land sales for the year ended December 31, 2004 were $2,676,000 with no comparable sales in 2003. In April 2004, the Company sold 2.4 commercial acres in the master-planned community of Parque Escorial for $2,752,000 which includes imputed interest of $76,000. The gross margin on land sales for the year ended December 31, 2004 was 26%.

Homebuilding - Puerto Rico Operations:

The Company organizes corporations as needed to operate each individual homebuilding project. In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The condominiums were offered to buyers in the market in January 2005 and delivery of the units commenced in the fourth quarter of 2005. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial ("Brisas"). The condominium units are sold individually from an onsite sales office to prequalified homebuyers.

2005 compared to 2004

During the fourth quarter of 2005, 32 units within the Torres project were closed at an average selling price of $232,000 per unit generating $7,424,000 in home sales revenue. For the year ended December 31, 2004, the last 55 units within the Brisas project were sold at an average selling price of $179,000 per unit generating $9,861,000 in home sales revenue.

The gross margin on home sales in 2005 was 18% as compared to 24% in 2004. The decrease in the gross margin on home sales is attributable to several factors. First, Brisas units sold in 2004 benefited from increases in the market prices of homes sold at the end of the project as compared to the beginning of the project. In addition, certain deferred selling and commission expenses were charged as period costs for the first units sold in Torres with no comparable expenses for the final Brisas units sold in 2004. Finally, the gross profit percentage in 2004 was positively impacted by Brisas units selling faster than anticipated resulting in less than expected interest costs.

As of December 31, 2005, 68 units were under contract at Torres with an average selling price of $252,000 per unit. These sales are backed by a $6,000 deposit and a non-contingent sales contract.

2004 compared to 2003

During 2004 and 2003, home sales in Brisas generated $9,861,000 and $21,560,000, respectively. During 2004, 55 units were sold at an average of $179,000 per unit compared to 124 units at $174,000 per unit in 2003. As of December 31, 2004, a total of 208 units were sold with an average sales price of $175,000. The gross margin on home sales in 2004 was 24% as compared to 22% in 2003. The increase in the gross margin on homes sales is the result of increases in the selling price per unit and a reduction in interest costs in 2004.

Rental Property Revenues and Operating Results - Puerto Rico Operations:

In September 2005, the Company commenced the operations of its first commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and as of December 31, 2005, leases approximately 20% of the building.

2005 compared to 2004

For the year ended December 31, 2005, the commercial rental property generated $58,000 of rental property income, net of IGP's rent that is eliminated in consolidation of $126,000. Operating expenses for the commercial rental property were $188,000, producing an operating loss of $130,000. As of December 31, 2005, 32% of the office space was leased.

2004 compared to 2003

There were no rental property operations in 2004 and 2003 within our Puerto Rico operations.

Management and Other Fees - Puerto Rico Operations:

We earn a monthly fee from each of the apartment properties in which we hold an ownership interest, as well as four properties owned by non-affiliates. In addition to the monthly fee, we earn incentive management fees from six of the properties, as well as property-owner association fees from four of the properties operating in Parque Escorial. Fees earned from apartment property refinancing are also reflected in this section. We defer the portion of the refinancing fees related to our ownership percent in those partnerships and amortize them into income over the term of the respective partnerships' loans. In prior years we managed two commercial properties owned by the Wilson Family. The Wilson Family properties were sold to third parties in two separate transactions, one in December 2004 and the other in April 2005.

2005 compared to 2004

Management fees and other fees increased 1% in 2005 to $2,128,000 as compared to $2,106,000 in 2004. The increase is attributable to a special fee of $139,000 earned in April 2005 from the sale of a non-owned commercial property that we managed, a $96,000 fee recognized in connection with the refinancing of one of our managed properties in the second quarter of 2005 as well as increases in the annual rents of the apartment properties. Results for 2005 were affected by a reduction in the recognition of management fees from the commercial properties sold in December 2004 and April 2005 and deferred financing fees that were fully recognized in 2004.

2004 compared to 2003

Management fees decreased 2% in 2004 to $2,106,000 from $2,153,000 in 2003 primarily due to the recognition of $47,000 in refinancing fees in 2003 with no comparable fees recognized in 2004.

General, Administrative, Selling and Marketing Expense - Puerto Rico Operations:

The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within this section. The apartment properties reimburse IGP for certain costs incurred at IGP's office that are attributable to the operations of those properties. In accordance with EITF 01-14, the costs and reimbursement of these costs are not included within this section but rather, they are reflected as separate line items on the consolidated income statement. Due to the fact that we moved our corporate office to our new office building, Escorial Building One, rent expense and parking expenses are eliminated in consolidation.

2005 compared to 2004

General, administrative and selling and marketing expenses decreased 7% or $258,000 in 2005 to $3,305,000 compared to $3,563,000 in 2004.  This decrease is primarily attributable to a $190,000 reduction in miscellaneous, computer, and other expenses and a decrease in SARS expense of $62,000. Although our share price increased substantially during the year, the number of shares vested and outstanding decreased due to significant exercises during 2004.

2004 compared to 2003

General, administrative and selling and marketing expenses decreased 2% or $83,000 in 2004 to $3,563,000 compared to $3,646,000 in 2003.  This decrease is primarily attributable to a $75,000 reduction in selling and marketing in our homebuilding operations due to the completion of the Brisas project and a $570,000 reduction in bad debt expense for the year ended December 31, 2004 compared to the same period in 2003. The decreases we experienced in 2004 were offset in part by increases in legal, auditing and tax fees, computer and miscellaneous expenses of $210,000, stock appreciation rights of $78,000, municipal taxes of $73,000, office rent of $23,000, workers' compensation of $18,000, and salaries and fringe benefits of $159,000.

Write-off of Deferred Project Costs - Puerto Rico Operations:

In 2005 and 2004 our Puerto Rico segment did not have any write-offs of deferred project costs. In 2003, we wrote off the deferred project costs, $1,007,000, related to the potential development of an entertainment complex in Parque El Comandante.

Equity in Earnings from Unconsolidated Entities- Puerto Rico Operations:

Our investments in all of our apartment properties in Puerto Rico are accounted for under the equity method of accounting and all of the properties are subsidized by HUD. We also account for our limited partner investments in the commercial rental properties owned by ELI and El Monte Properties ("EMP") under the equity method of accounting. The earnings from our investments in the apartment properties and the commercial rental properties are reflected within this section. The recognition of earnings varies from partnership to partnership depending on our investment basis in the property, where the partnership is in the earnings stream, and whether or not the limited partners have recovered their capital.

2005 compared to 2004

Equity in earnings from partnerships decreased $1,959,000 to $1,008,000 during the twelve months ended December 31, 2005, compared to $2,967,000 for the twelve months ended December 31, 2004. The decrease is the result of $1,771,000 of distributions received in excess of our investment base from two of our partnerships for which the Company has no required funding obligation. The current year's decrease also includes a reduction in the equity in earnings from our unconsolidated apartment partnerships of $217,000 attributable to the increases in financial and operating expenses within our apartment properties.

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

Interest Expense - Puerto Rico Operations:

Interest on the homebuilding and office building construction loans are capitalized. Any excess bank interest, interest on capital leases, interest on the office building's non-recourse mortgage and the amortization of certain loan fees are reflected on our financial statements as interest expense.

2005 compared to 2004

Interest expense decreased 437% in 2005 to $(836,000) compared to $248,000 in 2004. The decrease in 2005 is attributable to the $982,000 reversal of accrued interest no longer necessary as a result of the closing agreement with the IRS of our tax matters. Refer to Note 10 in the Consolidated Financial Statements found in Item 8 of this 10-K for an additional discussion of the closing agreement with the IRS. The Company capitalized $1,371,000 of interest in the P.R. segment in 2005 compared to $770,000 of interest capitalized in 2004.

2004 compared to 2003

Interest expense decreased 29% in 2004 to $248,000 compared to $350,000 in 2003. The decrease in 2004 is primarily due to our lower outstanding debt balances on our term loan. The Company capitalized $770,000 of interest in the P.R. segment in 2004 compared to $911,000 of interest capitalized in 2003.

(Benefit)/Provision for Income Taxes - Puerto Rico Operations:

The effective tax rate for 2005, 2004 and 2003 are (20%), 35% and 40%, respectively. The statutory rate is 29%. The difference in the statutory tax rate and the effective tax rate for the year ended December 31, 2005 is primarily the result of the resolution of income tax matters, which resulted in a benefit to income taxes of $2,421,000. For the years ended December 31, 2004 and 2003, the effective tax rate differs from the statutory rate due to U.S. taxes on Puerto Rico source income without the full benefit of the foreign tax credit offset by special tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

As of December 31, 2005, the Company had cash and cash equivalents of $24,759,000, including $3,603,000 in restricted cash. The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Years Ended December 31
	2005	2004	2003

Operating Activities	$ (4,070)	$ 7,426	$ 11,735
Investing Activities	(9,265)	(28,761)	(4,245)
Financing Activities	18,353	23,757	(4,564)
Net Increase in Cash	$ 5,018	$ 2,422	$ 2,926

For the year ended December 31, 2005 the Company used $4,070,000 in net cash for its operating activities compared to $7,426,000 of cash flows provided by its operating activities for the years ended December 31, 2004. The $11,496,000 decrease in cash flows from operating activities is primarily due to the continued investment into our community development and homebuilding projects.   The Company added $20,793,000 to our community development assets in 2005 as compared to $11,963,000 in 2004. Within our community development operations in the U.S., the Company continues to develop residential lots for delivery to Lennar as part of its March 2004 agreement.  Also, the Company has been accelerating the construction of two major roadway links to the Charles County roadway system; part of the infrastructure expansion will be supported by the issuance of $20,000,000 in County bonds.  Within our homebuilding operations in Puerto Rico, the Company is in the construction phase of its next homebuilding project and incurred $13,068,000 of homebuilding construction expenditures for the year ended December 31, 2005 as compared to $6,122,000 for the year ended December 31, 2004. From period to period, cash flows from operating activities also depend upon changes in our net income, as discussed more fully above under "Results of Operations."

For the year ended December 31, 2005, net cash used in investing activities was $9,265,000, a $19,496,000 decrease in cash used from the same period in 2004. Cash used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. For the years ended December 31, 2005 and 2004 our acquisition and development activity outpaced the distributions received from our real estate entities. Related to our construction activities, in 2005 we invested $3,739,000 for both the completion of our 56,000 square foot office building in Parque Escorial, Puerto Rico and the start of construction on our apartment project in St. Charles. In 2004, our construction expenditures were $5,660,000 which was primarily related to the investment in our Parque Escorial office building. Related to our acquisition activities, on May 23, 2005, the Company purchased Nottingham South Apartments for $3,000,000. In November 2005, the Company acquired 22 residential acres of land adjacent to the Sheffield Neighborhood in St. Charles for $500,000 in cash and a $500,000 two-year note. Our acquisition activities in 2005 were significantly less than 2004, when the Company purchased two apartment communities in Baltimore, Maryland for $20,000,000. The Company financed the acquisition through a combination of cash and a $16,191,000 non-recourse mortgage. In addition, during 2005 we received a cash distribution from our Joint Venture with Lennar when the Joint Venture successfully obtained financing for the development of the project.

Cash provided by financing activities totaled $18,353,000 in 2005 and $23,757,000 in 2004. Cash used in financing activities generally relates to dividend distributions to our shareholders and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. The detailed activity within our recourse and non-recourse debt instruments is discussed below within the Contractual Financial Obligations section. Offsetting the cash provided by financing activities were dividends paid to shareholders of $0.40 per share in 2005 as compared to $0.35 in 2004.

Contractual Financial Obligations

The following table provides a summary of our fixed, non-cancelable, contractual financial obligations as of December 31, 2005:
Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Recourse debt-community development
and homebuilding	$ 28,066	$ 1,723	$ 16,223	$ 1,700	$ 8,420
Recourse debt-investment properties	4,752	281	2,899	162	1,410
Total Recourse Debt	32,818	2,004	19,122	1,862	9,830

Non-recourse debt-community development	500	-	500	-	-
Non-recourse debt-investment properties	119,365	1,300	5,712	4,554	107,799
Total Non-Recourse Debt	119,865	1,300	6,212	4,554	107,799

Capital lease obligations	93	22	62	9	-
Operating lease obligations	1,373	325	874	174	-
Purchase obligations	43,487	22,964	20,523	-	-
Total contractual financial obligations	$ 197,636	$ 26,615	$ 46,793	$ 6,599	$ 117,629

Our recourse and non-recourse debt is made up of the following as of December 31, 2005:
	MATURITY INTEREST BALANCE Total Total BALANCE
	DATE RATE 12/31/2004 Advances Repayments 12/31/2005
(In thousands)
Recourse Debt:
Maryland Bank & Trust-Apartment acquisition equity loan	1/23/13	6%	1,896	-	57	1,839
Columbia Bank - Investment properties loan	5/15/07	6.98%	-	3,000	87	2,913
Charles County-St. Charles land loans	6/1/19	6.5%	7,795	6,000	634	13,161
FirstBank - Parque Escorial land loan	Paid	P	4,481	284	4,765	-
KEMBT Corporation-Puerto Rico land loan	Paid	N/A	2,728	-	2,728	-
FirstBank - Torres construction loan	3/31/07	P	8,792	11,795	6,682	13,905
Banco Popular de PR-Puerto Rico land loan	6/30/06	P+1.0%	1,500	-	500	1,000
Other Miscellaneous Debt	2/05 - 6/09	5.50-10%	202	40	79	163
Total Recourse Debt			$ 27,394	$ 21,119	$ 15,532	$ 32,981

Non-Recourse Debt:
Retired Debt	12/1/24	6.85%	3,795	-	3,795	-
Replacement Debt	3/1/15	5.50%	-	8,832	87	8,745
Acquisition Debt	11/23/07-11/1/14	5.30%	-	3,060	-	3,060
Other Apartment Mortgages	11/13 - 7/38	4.95-7.85%	88,465	6,298	1,068	93,695
Apartment property construction loan	8/1/47	5.47%	-	5,740	-	5,740
Commercial Properties	10/31/35	7.33%	6,619	2,006	-	8,625
Total Non-Recourse Debt			$ 98,879	$ 25,936	$ 4,950	$ 119,865

Recourse Debt - U.S. Operations

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of the related construction costs. The bonds are guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  As of December 31, 2005, the Charles County Commissioners have issued two separate Consolidated Public Improvement Bonds (the "Bonds") totaling $14,000,000 on behalf of the Company.  The Bonds bear an interest rate between 4% and 5.125% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced. Under the terms of the agreements, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County, which is included within our Community Development assets, representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.

                In June 2005, the Company signed a two year, $3,000,000 recourse note with Columbia Bank.  The loan carries a fixed interest rate of 6.98%, requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in October 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County will issue the sale of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's homebuilding assets and 490 acres of community development land assets within its Puerto Rico segment are encumbered by recourse debt.  The Company obtained a construction loan in March 2004 for its current homebuilding project, Torres del Escorial. The construction loan carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $18,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales. Construction loan advances of $5,413,816 remain available under this credit facility.

On April 30, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation were repaid in full.  As a result, the balance of the community land assets in Parque Escorial is unencumbered as of December 31, 2005

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 to our Consolidated Financial Statements included in this

10-K filing, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of December 31, 2005, approximately 51% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

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

On May 23, 2005, the Company completed the acquisition of an apartment property in Baltimore, Maryland containing 85 units for approximately $3,000,000. The acquisition was financed through a combination of cash and non-recourse debt financing.

On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly owned subsidiary of the Company, obtained a non-recourse construction loan of $27,008,000 with GMAC Commercial Mortgage Corporation to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.

In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000. The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due in November 2007.

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

Purchase Obligations and Other Contractual Obligations

In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment project in St. Charles, costs associated with our homebuilding project in Puerto Rico, and the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development contracts, homebuilding contracts and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.

In addition to our purchase obligations, the Company is required to pay dividends to its shareholders as a result of the closing agreement reached with the IRS as announced on March 10, 2006.  The closing agreement requires ACPT to allocate $4,955,000 of income from the periods 1998 through 2004 to its shareholders of record on March 29, 2006. Under the terms of ACPT's governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders. Accordingly, the Board of Trustees declared a dividend payable on April 12, 2006 to the shareholders of record on March 29, 2006 of approximately $2,230,000 representing 45% of the allocated income. Refer to Note 10 in the Notes to the Consolidated Financial Statements for an additional discussion of the closing agreement with the IRS.

Subsequent to December 31, 2005, the Company has signed land development contracts for work to be performed in connection with the County road projects. In 2006, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

Liquidity Requirements

Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt as well as matured debt), non-recurring expenditures and dividends to common shareholders. The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. During 2006, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities. To that end, subsequent to December 31, 2005, the Company received a commitment letter for a $14.0 million revolving credit facility with a 3 year maturity and an interest rate of Prime plus 1.75%. This revolving credit facility will be collateralized by our commercial land and our future villages.

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

We renewed our insurance coverage on May 1, 2005 for our Puerto Rico operations and October 1, 2005 for our US operations for one-year policy terms. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, our premium costs increased overall by 2% as compared to the prior policy year.

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

The use of financial instruments, such as debt instruments, subjects our Company to market risks, which may affect our future earnings and cash flows as well as the fair value of our assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable- rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flow. It is the Company's policy to minimize the impact of variable rate debt to the greatest extent possible by pursuing equity and long term fixed rate financing and refinancings of current fixed rate debt at lower rates when favorable market conditions exist. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal repayments, and related weighted average interest rates by expected maturity dates and fair values. The Company has no derivative financial instruments. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Principal Amount by Expected Maturity
Average Interest Rate
(In thousands)

								Fair Value
								December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

Long-term debt, including
current portions:
Fixed rate debt-principal	$ 2,297	$ 5,673	$ 2,739	$ 2,911	$ 3,050	$ 119,433	$ 136,103	$ 137,456
Fixed rate debt-interest	7,897	7,585	7,165	7,015	6,863	60,393	96,918
Average interest rate	5.81%	5.81%	5.74%	5.76%	5.75%	6.02%	5.82%	5.75%

Variable rate debt-principal	1,060	13,969	69	73	78	1,494	16,743	16,743
Variable rate debt-interest	1,169	955	111	106	101	194	2,636
Average interest rate	8.15%	7.25%	6.50%	6.50%	6.50%	6.50%	6.90%	6.90%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 30, 2006

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenues
Community development-land sales	$ 22,800	$ 9,675	$ 6,893
Homebuilding-home sales	7,424	9,861	21,560
Rental property revenues	22,566	19,007	17,106
Management and other fees, substantially all from related entities	3,237	3,591	3,317
Reimbursement of expenses related to managed entities	6,286	6,877	6,630
Total revenues	62,313	49,011	55,506

Expenses
Cost of land sales	14,233	6,383	4,936
Cost of home sales	6,122	7,474	16,728
Rental property operating expenses	9,853	7,647	7,379
General, administrative, selling and marketing	10,640	9,149	8,116
Depreciation and amortization	4,042	3,328	2,920
Expenses reimbursed from managed entities	6,286	6,877	6,630
Write-off of deferred project costs	31	74	1,011
Total expenses	51,207	40,932	47,720

Operating Income	11,106	8,079	7,786

Other income (expense)
Interest and other income	895	528	309
Equity in earnings from unconsolidated entities	1,143	2,676	1,196
Interest expense	(5,363)	(5,667)	(4,186)
Minority interest in consolidated entities	(926)	(1,285)	(1,204)

Income before (benefit)/provision for income taxes	6,855	4,331	3,901
(Benefit)/provision for income taxes	(690)	1,500	1,596

Net income	$ 7,545	$ 2,831	$ 2,305

Earnings per share
Basic	$ 1.45	$ 0.55	$ 0.44
Diluted	$ 1.45	$ 0.55	$ 0.44
Weighted average shares outstanding
Basic	5,195	5,192	5,192
Diluted	5,195	5,192	5,199
Cash dividends per share	$ 0.40	$ 0.35	-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	As of December 31,
	2005	2004

ASSETS:
Cash and Cash Equivalents
Unrestricted	$ 21,156	$ 16,138
Restricted	3,603	2,667
	24,759	18,805
Assets Related to Investment Properties
Operating real estate, net of accumulated depreciation
of $46,412 and $43,464, respectively	76,578	65,071
Other operating assets, net of amortization of $864 and $412, respectively	10,688	7,844
Investment in unconsolidated apartment partnerships	3,086	3,942
Investment in unconsolidated commercial property partnerships	4,824	4,872
Other receivables	508	641
Development costs and construction	4,458	9,052
	100,142	91,422
Assets Related to Community Development
Land and development costs
Puerto Rico	19,364	25,078
St. Charles, Maryland	34,868	24,444
Receivable from bond proceeds	8,422	4,810
Notes receivable on lot sales and other	170	301
Investments and deferred costs related to joint venture	4,271	5,625
	67,095	60,258
Assets Related to Homebuilding
Condominiums under construction	17,621	10,675
Other Assets
Deferred tax assets	5,610	1,362
Receivables and other	676	873
Property and equipment, less accumulated depreciation
of $1,769 and $1,580, respectively	1,182	632
	7,468	2,867
Total Assets	$ 217,085	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	As of December 31,
	2005	2004

LIABILITIES:
Liabilities Related to Investment Properties
Recourse debt	$ 4,752	$ 1,896
Non-recourse debt	119,365	98,879
Accounts payable, accrued liabilities and deferred income	8,049	8,034
	132,166	108,809

Liabilities Related to Community Development
Recourse debt	1,000	8,709
Non-recourse debt	500	-
Recourse debt-County Bonds	13,161	7,795
Accounts payable and accrued liabilities	5,091	4,485
Deferred income	3,961	4,277
	23,713	25,266

Liabilities Related to Homebuilding
Recourse debt	13,905	8,792
Accounts payable and accrued liabilities	2,502	1,998
	16,407	10,790

Other Liabilities
Accounts payable and accrued liabilities	3,601	4,153
Notes payable and capital leases	163	202
Accrued income tax liability-current	6,545	5,916
	10,309	10,271
Total Liabilities	182,595	155,136

Shareholders' Equity
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 shares and 5,191,554 shares issued and outstanding as of
December 31, 2005 and 2004, respectively	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,066	16,964
Retained earnings	17,748	12,251
Total Shareholders' Equity	34,490	28,891

Total Liabilities and Shareholders' Equity	$ 217,085	$ 184,027
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2002	5,191,554	$ 52	$ (87)	$ 18,354	$ 8 ,908	$ 27,227
Net income	-	-	-	-	2,305	2,305
Acquisition of rental properties from a related party	-	-	-	(1,290)	-	(1,290)
Repurchase warrants of
225,500 shares	-	-	-	(100)	-	(100)
Acquisition of 50,350 shares of
treasury stock in satisfaction
of related party receivables	-	-	(289)	-	-	(289)
Balance December 31, 2003	5,191,554	52	(376)	16,964	11,213	27,853
Net income	-	-	-	-	2,831	2,831
Dividends paid	-	-	-	-	(1,793)	(1,793)
Balance December 31, 2004	5,191,554	52	(376)	16,964	12,251	28,891
Net income	-	-	-	-	7,545	7,545
Dividends paid	-	-	-	-	(2,048)	(2,048)
Issuance of shares to Trustees	6,400	-	-	102	-	102
Balance December 31, 2005	5,197,954	$ 52	$ (376)	$ 17,066	$ 17,748	$ 34,490

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003

Cash Flows from Operating Activities
Net income	$ 7,545	$ 2,831	$ 2,305
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	4,042	3,328	2,920
Benefit for deferred income taxes	(4,248)	(1,878)	(823)
Equity in earnings-unconsolidated entities	(1,143)	(2,676)	(1,196)
Distribution of earnings from unconsolidated entities	1,388	938	1,007
Cost of land sales	14,233	6,383	4,936
Cost of home sales	6,122	7,474	16,728
Stock based compensation expense	1,036	640	498
Minority interest in consolidated entities	926	1,285	1,204
Amortization of deferred loan costs	392	697	42
Changes in notes and accounts receivable	300	(64)	1,302
Additions to community development assets	(20,793)	(11,963)	(5,998)
Homebuilding-construction expenditures	(13,068)	(8,204)	(8,847)
Write-off of deferred project costs	31	74	1,011
Deferred income-joint venture	(122)	4,277	-
Changes in accounts payable, accrued liabilities	(711)	4,284	(3,354)
Net cash (used in)/provided by operating activities	(4,070)	7,426	11,735

Cash Flows from Investing Activities
Investment in office building and apartment construction	(3,739)	(5,660)	(1,216)
Change in investments - unconsolidated entities	1,819	2,257	286
Change in restricted cash	(936)	(1,435)	(317)
Additions to rental operating properties, net	(5,687)	(23,777)	(1,765)
Acquisition of general partner/limited partner interest in
Coachman's Landing and Village Lake	-	-	(837)
Other assets	(722)	(146)	(396)
Net cash used in investing activities	(9,265)	(28,761)	(4,245)

Cash Flows from Financing Activities
Cash proceeds from debt financing	38,494	53,149	39,917
Payment of debt	(20,481)	(29,845)	(44,092)
County Bonds proceeds, net of undisbursed funds	2,388	2,246	-
Acquisition of treasury stock and warrants	-	-	(389)
Dividends paid to shareholders	(2,048)	(1,793)	-
Net cash provided by (used in) financing activities	18,353	23,757	(4,564)

Net Increase in Cash and Cash Equivalents	5,018	2,422	2,926
Cash and Cash Equivalents, Beginning of Year	16,138	13,716	10,790
Cash and Cash Equivalents, End of Year	21,156	16,138	13,716
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

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

ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group's taxable income, generating foreign tax credits that are passed through to ACPT's shareholders.  ACPT's federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT, and dividends from ACPT's U.S. subsidiaries.  Other than Interstate Commercial Properties ("ICP"), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

ARPT

ARPT holds an ownership interest in 19 investment apartment properties ("U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs property management services in the United States for the U.S. Apartment Properties and for other rental apartments not owned by ACPT.

ALD

ALD owns and operates the assets of ACPT's United States community development. These include the following:

    A 100% interest in St. Charles Community LLC ("SCC LLC") which holds approximately 4,000 acres of land in St. Charles, Maryland.
    The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with land in Parque Escorial, Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.
    Through SCC LLC, a 50% interest in a land development joint venture, St. Charles Active Adult Community, LLC ("AAC").

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:

    a 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 120 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
    general partner interests in 9 Puerto Rico apartment partnerships, and a limited partner interest in 1 of the 9 partnerships;
    a limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico;
    an indirect 100% ownership interest, through LDA and Interstate General Properties LP ("IGPLP"), in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units.

5. a 100% ownership interest in Escorial Office Building I, Inc. ("EOBI") a Puerto Rico Corporation

that holds the operations of a three-story, 56,000 square feet office building.

6. a 100% ownership interest in Interstate Commercial Properties, Inc. ("ICP"), a Puerto

Rico corporation organized to hold a limited partner interest in El Monte Properties S.E.

("EMP").
(2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Properties Trust and its majority owned subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT". As of December 31, 2005, the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Nottingham South, LLC, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Sheffield Greens Apartments, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership.

The Company's investments in entities that it does not control are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Summary of Significant Accounting Policies

Sales, Profit Recognition and Cost Capitalization

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate," community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Under the provisions of SFAS 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Accordingly we recognize revenues and costs upon settlement with the homebuyer which doesn't occur until after we receive use and occupancy permits for the building.

In accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the relative sales method. The portion of interest allocated to land during the development and construction period and other real estate we construct is capitalized to the extent of qualifying assets. Remaining interest costs are expensed.

Revenue Recognition for Rental Properties

Rental income related to leases is recognized on an accrual basis when due from residents and applicable government agencies in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and SFAS No. 13, "Accounting for Leases." In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis or monthly basis for shorter term leases.

Allowance for Doubtful Accounts

We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables. The allowance for uncollectible receivables was $1,337,000 and $2,233,000 at December 31, 2005 and 2004, respectively.

Management Fees

The Company recognizes revenue from property management, development and other services in the period in which services are rendered and fees earned.

Impairment of Long-Lived Assets

ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Because our real estate assets are considered long-lived assets under US GAAP, we are required to evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future operating cash flows. If the carrying value were to be greater than the undiscounted future operating cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition for tenants, changes in market rental rates, and costs to operate each property. Upon determination that impairment has occurred, the Company records an impairment charge equal to the excess of the historical cost over fair value. There have been no impairment charges for the years ended December 31, 2005, 2004 and 2003.

Cost Reimbursements

The apartment properties reimburse the Company for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" the cost and reimbursement of these costs are not included in general, administrative, selling and marketing expenses, but rather they are reflected as separate line items on the consolidated income statement.

Depreciable Assets and Depreciation

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

  Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
  Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
  Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
  Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate

The table below presents the major classes of depreciable assets as of December 31, 2005 and 2004 (in thousands):
	2005	2004

Land	$ 10,065	$ 8,110
Building	102,140	91,319
Building improvements	4,525	3,616
Equipment	6,260	5,490
	122,990	108,535
Accumulated depreciation	46,412	43,464
Operating real estate, net	$ 76,578	$ 65,071

Other Property and Equipment

In addition, the Company owned other property and equipment of $1,182,000 and $632,000, net of accumulated depreciation, respectively, as of December 31, 2005 and 2004.

Depreciation

Total depreciation expense was $4,042,000, $3,328,000 and $2,920,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Acquired Real Estate Properties

On May 23, 2005, the Company, through its subsidiary AHP, completed the acquisition of Nottingham South Apartments, an apartment property in Baltimore, Maryland containing 85 units for approximately $3,000,000. The acquisition was financed through a combination of cash and non-recourse debt financing.

On October 29, 2004, the Company, through its subsidiary AHP, completed the acquisition of the assets of two apartment properties in Pikesville, Maryland for approximately $20,000,000. Owings Chase Apartments contains 234 apartment units and Prescott Square Apartments contains 73 apartment units; both properties offer garden style apartments, and are fair market properties.

We allocated the purchase price of acquired properties to the related physical assets (land and building) and in-place leases based on the fair values of each component, in accordance with SFAS No. 141, "Business Combinations." The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready, the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 40 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $483,000 for the 2004 acquisition and $104,000 for the 2005 acquisition, which are included in other operating assets in the accompanying balance sheet, over the remaining term of the related leases, which term is no longer than one year. As of December 31, 2005, the intangible assets relating to the in-place leases for Owings Chase and Prescott were fully amortized.

The acquisitions of Owings Chase and Prescott Square are considered material business combinations. The following unaudited proforma results of operations reflect this transaction as if it had occurred at the beginning of the periods presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

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

Investment in Unconsolidated Apartment Partnerships

Pursuant to the respective partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the partnership assets without majority limited partner approval. The Company accounts for its investments in unconsolidated apartment partnerships under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the Consolidated Balance Sheets and the Company's share of net income from the partnership is included on the Consolidated Statements of Income.

ACPT's investment in apartment partnerships consists of long-term receivables, nominal capital contributions, working capital loans and ACPT's share of unconsolidated partnership income reduced by ACPT's share of distributions and losses. The working capital loans receive priority distributions from the cash flow generated from the operations of the partnerships. The long-term receivables represent loans to the partnerships for payment of construction and development costs in excess of the project mortgages.

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

Minority Interest in Consolidated Entities

We reflect unaffiliated partners' interests in consolidated real estate partnerships as an accrued liability on our consolidated balance sheet. This accrued liability in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions or allocate losses to minority limited partners in excess of the minority limited partners' basis in the property, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report these charges and the minority partners' share of income during the current period in the consolidated statements of income as minority interest in consolidated entities. For the years ended December 31, 2005 and 2004, we recorded charges for excess partnership losses and distributions to minority partners of approximately $542,000 and $1,084,000, respectively, which excludes the minority partners' share of income.

Cash and Cash Equivalents

Cash and cash equivalents - unrestricted includes cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Cash and cash equivalents - restricted includes funds held in restricted escrow accounts used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency. The account also includes deposits collected within our homebuilding operations as well as funds in an escrow account that are restricted for the repayment of the County bonds.

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

Income Taxes

The Company's complex tax structure involves foreign source income and multiple entities that file separate returns. Due to the complex nature of tax regulations affecting our entities, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

ACPT was structured in a manner so as not to be subject to U.S. income taxes provided that its income constituted qualifying income for purposes of the Publicly Traded Partnership ("PTP") provisions of the Internal Revenue Code. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore commencing in 1999, ARPT has been taxed as an U.S. C corporation. Furthermore, ACPT and ALD are subject to Puerto Rico income tax on its Puerto Rico source income. During the fourth quarter 2005, the Company determined that certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the PTP provisions of the Internal Revenue Code and could have affected ACPT's tax status as a PTP. As announced on March 10, 2006, the Company reached a closing agreement with the IRS allowing ACPT to retain its PTP status.  Accordingly, the accounting for the resolution of this matter has been reflected in the consolidated financial statements as of December 31, 2005. (See Note 10).

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

	Year Ended December 31
	2005	2004	2003

Net income	$ 7,545	$ 2,831	$ 2,305
Weighted average shares outstanding	5,195	5,192	5,192
Dilutive effect of warrants	-	-	7
Weighted average of fully diluted shares outstanding	5,195	5,192	5,199
Earnings per share:
Basic	$ 1.45	$ 0.55	$ 0.44
Diluted	$ 1.45	$ 0.55	$ 0.44

The Company accrues for dividends when declared. During the year ended December 31, 2005, the Company declared and paid cash dividends of $0.20 per share on 5,191,554 common shares outstanding and $0.20 per share on 5,197,954 common shares outstanding. During the year ended December 31, 2004, the Company declared and paid cash dividends of $0.35 per share on the 5,191,554 common shares outstanding. There were no dividends declared or paid during the year ended December 31, 2003.

Comprehensive Income

ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Reclassification

Certain amounts from prior years have been reclassified to conform to our current year's presentation. This includes the reclassification in the 2004 and 2003 consolidated statements of cash flows for the classification of certain distributions received from unconsolidated real estate entities and additions to community development costs. These reclassifications do not affect the Company's previously consolidated reported net income, including per share amounts or total assets.

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

Impact of Recently Issued Accounting Standards

SFAS 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123, which is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative.  In addition, this revision requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments at their fair value.  The use of intrinsic value for liability instruments is no longer allowed by public entities.

This revision is effective for ACPT as of January 1, 2006. The Company has determined that the impact of implementing the provisions of SFAS No. 123(R) will not be material.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued.  We do not anticipate that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations

EITF 04-05

In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-05. EITF 04-05 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights. EITF 04-5 must be applied after June 29, 2005 for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the consensus must be applied no later than the beginning of the first reporting period in the fiscal year beginning after December 15, 2005. There are two transition alternatives available upon adoption; one involves a cumulative effect of a change in accounting principle recorded in opening retained earnings and the other involves restatement.

We have determined that EITF 04-05 requires the Company to consolidate the following properties; Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Historically, these partnerships have been recorded using the equity method of accounting. We plan to implement EITF 04-05 through the use of a cumulative effect adjustment that will be recorded in the first quarter of 2006. The impact of consolidating the financial statements of these partnerships will increase our operating assets and liabilities by approximately $68.0 million and $97.7 million, respectively, as of January 1, 2006. The addition to assets is primarily related to real estate at historical cost net of accumulated depreciation of approximately $53.3 million and the addition to liabilities is primarily related to non-recourse debt of approximately $98.6 million held by these limited partnerships. The Company will record an overall reduction to retained earnings in a manner similar to a cumulative effect of a change in accounting principle as of January 1, 2006. The Company is in the process of completing its evaluation of EITF 04-05. The amounts disclosed above exclude the effect of EITF 04-05 on income taxes, which could be material upon completion of this analysis.

As noted above related to our accounting for minority interest in our consolidated partnerships, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners' basis in the property, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost to our shareholders. The historical operations of these partnerships have resulted in such GAAP losses and cash distributions and form the basis for the recording of the reduction to beginning retained earnings. As consolidated entities, we will be required to report similar charges related to these apartment properties in the consolidated statements of income as minority interest expense as a consolidated entity should these conditions arise. Refer to Note 3 for further discussion related to our unconsolidated partnerships as of December 31, 2005.
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

Apartment Partnerships

The unconsolidated apartment partnerships as of December 31, 2005 include 13 partnerships owning 3,463 rental units in 16 apartment complexes. These complexes are owned by Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership.

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

We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the expected losses. The Company is exposed to losses for Brookside of $197,000 and Lakeside of $169,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

Commercial Partnerships

As of December 31, 2005, the Company holds a limited partner interest in a commercial property in Puerto Rico for which it accounts for under the equity method of accounting. ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.

On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed to the Company its share of the $3,000,000 note, $1,500,000. The Company will recognize income as it receives cash payments on the note. The note is due in installments over a three year period beginning in December 2007. El Monte will distribute any remaining cash when it winds up its affairs.

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a limited liability company, St. Charles Active Adult Community, LLC, was formed to carry out the terms of this agreement whereby Lennar and the Company would each hold a 50% ownership interest in the limited liability company. The joint venture's operating agreement calls for the development of 352 lots to be delivered to Lennar's homebuilding division under a purchase agreement starting in the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded as deferred costs. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and Lennar provided development completion guarantees. During the fourth quarter of 2005, the joint venture sold 25 lots to Lennar. As a result, the Company recognized $267,000 in off-site and management fees, $316,000 of deferred revenue and $195,000 of deferred costs.

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

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2005	$ 77,830	$ 28,464	$ 11,947	$118,241
December 31, 2004	81,538	31,821	9,489	122,848
Total Non-Recourse Debt
December 31, 2005	101,848	23,120	4,019	128,987
December 31, 2004	102,640	24,975	-	127,615
Total Other Liabilities
December 31, 2005	9,782	1,516	994	12,292
December 31, 2004	9,957	3,231	235	13,423
Total Deficit/Equity
December 31, 2005	(33,800)	3,828	6,934	(23,038)
December 31, 2004	(31,059)	3,615	9,254	(18,190)
Company's Investment, net (1)
December 31, 2005	(1,597)	4,824	1,828	5,055
December 31, 2004	(275)	4,872	2,987	7,584

Summary of Operations:
Total Revenue
Year Ended December 31, 2005	$ 27,729	$ 3,658	$ 2,711	$ 34,098
Year Ended December 31, 2004	27,350	16,009	-	43,359
Year Ended December 31, 2003	26,675	3,665	-	30,340
Net Income
Year Ended December 31, 2005	1,384	1,812	-	3,196
Year Ended December 31, 2004	1,139	11,336	-	12,475
Year Ended December 31, 2003	1,423	1,559	-	2,982
Company's recognition of equity in
earnings
Year Ended December 31, 2005	451	692	-	1,143
Year Ended December 31, 2004 (2)	925	1,751	-	2,676
Year Ended December 31, 2003	620	579	-	1,199

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
(in thousands)

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2005	$ 6,460	$ 1,840	$ 759	$ 9,059
Year Ended December 31, 2004	5,561	11,976	-	17,537
Year Ended December 31, 2003	4,874	1,819	-	6,693
Company's share of cash flows from
operating activities
Year Ended December 31, 2005	2,131	833	379	3,343
Year Ended December 31, 2004	1,612	5,905	-	7,517
Year Ended December 31, 2003	1,714	823	-	2,537
Operating cash distributions
Year Ended December 31, 2005	2,968	1,600	2,320	6,888
Year Ended December 31, 2004	991	6,537	-	7,528
Year Ended December 31, 2003	2,399	1,543	-	3,942
Company's share of operating
cash distributions
Year Ended December 31, 2005	1,320	740	1,160	3,220
Year Ended December 31, 2004	344	3,255	-	3,599
Year Ended December 31, 2003	1,179	700	-	1,879
Refinancing cash distributions
Year Ended December 31, 2005	100	-	-	100
Year Ended December 31, 2004	2,526	-	-	2,526
Year Ended December 31, 2003	-	-	-	-
Company's share of refinancing
cash distributions
Year Ended December 31, 2005	1	-	-	1
Year Ended December 31, 2004	1,249	-	-	1,249
Year Ended December 31, 2003	-	-	-	-

Notes:

(1) Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(2) Increase due to El Monte's sale of primary asset.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2005 and 2004 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	December 31,
	From/To	From/To	2005	2004

Related to community development:
Recourse debt (b)	06-30-06/03-01-20	P+1%/5.125%	$ 14,161	$ 16,504
Non-recourse debt (c)	11-23-07		500	-

Related to homebuilding:
Recourse debt (d)	10-31-07	P	13,905	8,792

Related to investment properties:
Recourse debt (e)	05-15-07/01-23-13	P+1.25%/6.98%	4,752	1,896
Non-recourse debt (f), (g),(h)	12-01-13/02-01-39	4.95%/7.85%	119,365	98,879

General:
Recourse debt (i)	01-01-06/05-01-10	Non-interest	163	202
		bearing/10.95%
Total debt			$ 152,846	$ 126,273

a. "P" = Prime lending interest rate.  (The prime rate at December 31, 2005 was 7.25%) b. As of December 31, 2005, $13,161,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.  The remainder of the outstanding balance is fully collateralized by approximately 490 acres within Parque El Commandante. On April 30, 2005, the LDA land loans due to FirstBank and to KEMBT Corporation were repaid in full. As a result, the balance of the land inventory in Parque Escorial is unencumbered as of December 31, 2005. c. In the fourth quarter 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000. The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007. The Company plans to annex the land into the St. Charles master plan community.

d. The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid by the proceeds from home sales. e. As of December 31, 2005 and 2004, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a 2 year, $3,000,000 recourse note with Columbia Bank that the Company obtained in June 2005.  The loan with Columbia Bank carries a fixed interest rate of 6.98% and requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005. f. The non-recourse debt related to the investment properties is collateralized by the apartment projects. As of December 31, 2005, approximately $62,864,045 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. The non-recourse debt balance is also composed of an $8,625,000 mortgage on the office building in Parque Escorial. The mortgage is a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%.

g. On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly-owned subsidiary of the Company, secured a non-recourse construction loan of $27,008,000 with GMAC Commercial Mortgage Corporation to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority. h. On March 1, 2005, the non-recourse mortgage for one of our wholly owned apartment properties, Lancaster Apartment Partnership, was refinanced with a non-recourse mortgage loan of $8,832,000 with a lower interest rate of 5.215%. The proceeds from the refinancing were used for capital improvements at the property site, repayment of long-term notes and working capital loans to the general partner (the Company) and distributions to the general and limited partners. i. The general recourse debt outstanding as of December 31, 2005 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes. Two of our capital leases in Puerto Rico were paid in full during January and February 2006.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of December 31, 2005, the Company is in compliance with the provisions of its loan agreements.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2005 and 2004 on its variable rate debt was 5.995% and 4.92%, respectively.

The stated maturities of ACPT's indebtedness at December 31, 2005 are as follows (in thousands):

2006	$ 3,358
2007	19,642
2008	2,808 2,984
2009
2010	3,128 120,926 $ 152,846
Thereafter

The components of interest and other financing costs, net, are summarized as follows (in thousands):
	December 31,
	2005	2004	2003

Expensed	$ 5,363	$ 5,667	$ 4,186
Capitalized	2,315	1,304	1,426
	$ 7,678	$ 6,971	$ 5,612
(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments

 Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  As of December 31, 2005, the Charles County Commissioners have issued two separate Consolidated Public Improvement Bonds (the "Bonds") totaling $14,000,000 on behalf of the Company.  The Bonds were issued in March 2005 and March 2004, respectively.  The Bonds bear an interest rate between 4% and 5.125% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced. Under the terms of the agreements, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County, which is included within our Community Development assets, representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to Charles County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County will issue the sale of general obligation bonds of $7,000,000 to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 lot allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

                As of December 31, 2005, ACPT is guarantor of $14,774,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Employment Agreements and Arrangements

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company will pay Mr. Wilson $200,000 through October 2008.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of December 31, 2005, ACPT has guaranteed $17,914,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $14,905,000 of its subsidiaries' outstanding debt. LDA guaranteed $13,905,000 of outstanding debt owed by its subsidiary. In addition, Charles Community LLC guaranteed $4,752,000 of outstanding debt owed by ALD and AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. We do not expect the guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

Loiza Valley

On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the "lessee" who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee's Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand's legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003 the lessee's legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court and Integrand is forced to provide coverage and pay attorneys' fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. On June 6, 2005, the Supreme Court denied said request. Hence, LDA is an added insured on the damage claims in the complaint. In the status hearing held on August 10, 2005, the court scheduled the beginning of the trial for November 2006 and probably the trial will be extended to 2007.

Due to the inherent uncertainties of the judicial process, we are unable to either predict the outcome of or estimate a range of potential loss associated with this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

The Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits. The Company carries liability insurance against certain types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.
(6)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2010. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases of $93,000, exclusive of $11,000 of interest, are reported with general recourse debt in the Debt Note (see Note 4). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2005 (in thousands):

Operating
Leases

2006	$ 325
2007	314
2008	285
2009	275
2010	174
Thereafter	-
Total minimum lease payments	$ 1,373

Rental expense under non-cancelable operating leases was $441,000 in 2005, $472,000 in 2004 and $484,000 in 2003 and is included in general, administrative, selling and marketing expenses and rental properties operating expenses in the accompanying consolidated statements of income.

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Years Ended December 31,
		2005	2004	2003
Management and Other Fees (B)
Unconsolidated subsidiaries with third party partners		$ 1,915	$ 2,294	$ 1,973
Affiliates of J. Michael Wilson, CEO and Chairman		619	706	775
		$ 2,534	$ 3,000	$ 2,748
Interest and Other Income
Unconsolidated real estate entities with third party partners		$ -	$ 33	$ 49
		$ -	$ 33	$ 49
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 154	$ 392	$ 369
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	(26)	138	687
Affiliates of J. Michael Wilson, CEO and Chairman		-	(28)	28
IGC		(3)	3	-
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's compensation		440	380	250
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman	(B4)	(21)	(21)	(14)
James J. Wilson, IGC Chairman and Director	(B3)	200	200	200
Thomas J. Shafer, Trustee	(B5)	42	42	42
		$ 786	$ 1,106	$ 1,562

BALANCE SHEET:
			Balance December 31,	Balance December 31,
			2005	2004
Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated real estate entities with third party partners,
net of reserves			$ 506	$ 641

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman			$ 108	$ 80

Liabilities Related to Community Development
Notes payable-KEMBT Corporation	(B2)		$ -	$ 2,728

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

In prior years, we managed two commercial properties in Puerto Rico owned by the Wilson Family. The Wilson Family properties were sold to third parties in two separate transactions, one in December 2004 and the other in April 2005. Management fees generated by these properties represented less than 1% of the Company's total revenue.

(B) Other

Other transactions with related parties are as follows:

(1)

In 2005, the Company rented executive office space and other property from an affiliate in the United States pursuant to a lease that expires in 2010. In management's opinion, all leases with affiliated persons were on terms at least as favorable as those generally available from unaffiliated persons for comparable property. Effective January 27, 2006, the office building was sold to a third party.

(2)	The Company repaid the loan on April 30, 2005, net of a $430,000 fee for services provided to KEMBT.
(3)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IGC.
(4)	Represents shared office expense reimbursements.
(5)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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

In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000 to the Company, in January 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize the $1,500,000 as income as the cash payments on the note are received. El Monte will distribute any remaining cash when it winds up its affairs.
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

The Trustee Share Plan authorizes the Board of Trustees, in its discretion, to grant to eligible Trustees awards of the same types and terms of Awards as provided under the Share Incentive Plan. Only Trustees who are not employees of ACPT or any affiliated company are eligible to receive Awards under the Trustee Share Plan. A total of 52,000 shares have been reserved for issuance under the Trustee Share Plan. As of December 31, 2005, 6,400 shares have been issued to Trustees under the Plan.

In April 2001, an additional 140,000 rights were granted to employees. These rights bear a $4 base price, and are exercisable in equal increments over a five-year period commencing April 2002 and expiring April 30, 2011.

Share Appreciation Rights

As of December 31, 2005, there are 55,200 outstanding Rights which become exercisable and expire as follows:

Rights Expiring
Rights Exercisable at:	April 30, 2011

December 31, 2005	25,600
April 30, 2006	29,600
55,200

During 2005, 2004 and 2003, the Company recognized $951,000, $640,000, and $498,000 of compensation expense in connection with the outstanding Rights, respectively.

(9)	RETIREMENT AND PROFIT SHARING PLANS

ACPT assumed all of IGC's obligations under the IGC Retirement Plan for the ACPT employees and in 1998 established its own retirement plan (the "Retirement Plan"). Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours and shall become a participant on either January 1st or July 1st following the date of hire. The Retirement Plan is a defined contribution plan which provided for contributions by ACPT to the accounts of eligible employees in amounts equal to 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $205,000) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $532,000, $503,000 and $464,000 in 2005, 2004 and 2003, respectively.
(10)	INCOME TAXES

ARMC, ALD and ARPT are subject to federal and state income tax. ACPT is subject to Puerto Rico income tax on its Puerto Rico source income. During the 4th quarter of 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the PTP provisions of the Internal Revenue Code and could have affected ACPT's tax status as a PTP. Accordingly, the Company restated its prior period financial statements to accrue for this contingency because we believed a liability related to this issue was both probable and reasonably estimated. The Company decreased net income $474,000 and $416,000 for the years ended December 31, 2004 and 2003, respectively, and decreased retained earnings as of December 31, 2002 by $3,479,000 for the period 1998 through the end of 2002 for this matter. As announced on March 10, 2006, the Company entered into a closing agreement with the IRS allowing ACPT to retain its PTP status. The closing agreement requires ACPT to allocate $4,955,000 of income from the periods 1998 through 2004 to its shareholders of record on March 29, 2006. Under the terms of ACPT's governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders. Accordingly, the Board of Trustees declared a distribution to the shareholders of approximately $2,230,000 representing 45% of the allocated income. In addition, the Company was required to pay an assessment to the IRS of $975,000 related to the delay in reporting the income to the IRS. This payment has been reflected as income tax expense and was made by the Company in March 2006. As of December 31, 2005, we have accounted for this matter according to the terms of the closing agreement, and accordingly, have adjusted the accrual for income taxes that had been previously recorded in the event ACPT was not able to retain its PTP status. The reversal of this accrual and the resolution of other tax matters resulted in a net benefit to income taxes of $2,421,000 for the year ended December 31, 2005. In addition to the impact on income taxes, the resolution of these matters also resulted in the reversal of $982,000 in previously accrued interest related to delayed payment of corporate taxes should we have been taxed as a corporation, which is no longer necessary.

The reconciliation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The 2005 permanent differences reflect the IRS assessment and the 2004 permanent differences reflect special tax exempt income and the utilization of previously reserved net operating losses. The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):
	December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$ 2,399	35	$ 1,516	35	$ 1,365	35
State income taxes, net of
federal tax benefit	142	2	58	1	62	1
Income tax matters adjustment	(2,421)	(35)	-	-	-	-
Income only subject to foreign tax	(290)	(4)	(182)	(4)	(208)	(5)
Permanent differences	(382)	(6)	(106)	(2)	185	5
Other	(138)	(2)	214	5	192	5
	$ (690)	(10)	$ 1,500	35	$ 1,596	41

The provision for income taxes includes the following components (in thousands):
	Years Ended December 31,
	2005	2004	2003

Current:
United States	$ 836	$ 1,875	$ 793
Puerto Rico	2,722	1,503	1,626
	3,558	3,378	2,419

Deferred:
United States	(2,401)	(2,149)	(654)
Puerto Rico	(1,847)	271	(169)
	(4,248)	(1,878)	(823)
	$ (690)	$ 1,500	$ 1,596

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
	At December 31,
	2005	2004
	(In thousands)

Tax on amortization of deferred income related to long-term
receivables from partnerships operating in Puerto Rico	$ 282	$ 431
Receivables from partnerships operating in United States	1,170	1,211
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(761)	(667)
Tax benefit on equity in earnings of partnerships operating in United States	(3,432)	(3,683)
Tax on deferred income	(633)	(496)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	1,425	2,317
Tax on differences in basis related to joint venture in United States	(579)	(579)
Tax on differences in basis related to land in United States	(2,597)	(458)
Tax on differences in basis related to land in Puerto Rico	(402)	-
Tax on basis difference for Puerto Rico commercial venture	1,085	1,143
Tax on interest income, payable when collected	-	201
Allowance for doubtful accounts	(382)	(399)
Accrued expenses	(368)	(382)
Net operating loss carryforwards	(466)	-
Other	48	(1)
	$ (5,610)	$ (1,362)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,178,000. The carryforwards are available to offset future tax liabilities. The net operating loss carryforwards will expire in the year 2025.
(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. As of December 31, 2005 and 2004, the book value of long-term fixed rate debt was $136,102,000 and $102,984,000, respectively, and the fair value of total debt was $137,456,000 and $107,454,000, respectively, which was determined by discounting future cash flows using borrowing rates currently available to the Company for loans with similar terms and maturities.
(12)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include: investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and property management services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Customer Dependence

Residential land sales within our U.S. segment to Lennar, amounted to $12,203,000 in 2005 which represents 32% of the U.S. segment's revenue and 20% of our total consolidated revenue for the year. In 2005, within our Puerto Rico segment, we sold commercial acres in our office park to Jalexis, Inc. for $7,448,000 which represents 31% of the Puerto Rico segment's revenue and 12% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue in 2005.

In 2004 residential land sales to Lennar amounted to $6,798,000, which represented 22% of the U.S. segment's revenue and 14% of our consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue in 2004 and 2003.

The following presents the financial information for each reportable segment for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total
2005:
Land sales revenue	$ 12,403	$ 10,397	$ -	$ 22,800
Cost of land sales	6,873	7,520	(160)	14,233
Home sales revenue	-	7,424	-	7,424
Cost of home sales	-	6,122		6,122
Rental property revenues	22,508	58	-	22,566
Rental property operating expenses	9,665	188	-	9,853
Management and other fees	1,114	2,128	(5)	3,237
General, administrative, selling and marketing expense	7,340	3,305	(5)	10,640
Depreciation and amortization	3,829	213	-	4,042
Write-off deferred project costs	31	-	-	31
Operating income	8,287	2,659	160	11,106
Interest income	145	722	(669)	198
Equity in earnings from unconsolidated entities	135	1,008	-	1,143
Interest expense	6,797	(836)	(598)	5,363
Minority interest in consolidated entities	926	-	-	926
Income before provision/(benefit) for income taxes	844	5,922	89	6,855
Income tax provision/(benefit)	456	(1,181)	35	(690)
Net income	290	7,201	54	7,545
Gross profit on land sales	5,530	2,877	160	8,567
Gross profit on home sales	-	1,302	-	1,302
Total assets	159,889	67,511	(10,315)	217,085
Additions to long lived assets	6,944	1,787	-	8,731

	United	Puerto	Inter-
	States	Rico	Segment	Total

2004:
Land sales revenue	$ 6,999	$ 2,676	$ -	$ 9,675
Cost of land sales	4,404	1,979	-	6,383
Home sales revenue	-	9,861	-	9,861
Cost of home sales	-	7,474	-	7,474
Rental property revenues	19,007	-	-	19,007
Rental property operating expenses	7,647	-	-	7,647
Management and other fees	1,500	2,106	(15)	3,591
General, administrative, selling and marketing expense	5,601	3,563	(15)	9,149
Depreciation and amortization	3,212	116	-	3,328
Write-off deferred project costs	74	-	-	74
Operating income	6,568	1,511	-	8,079
Interest income	199	672	(645)	226
Equity in earnings from unconsolidated entities	(291)	2,967	-	2,676
Interest expense	5,916	248	(497)	5,667
Minority interest in consolidated entities	1,285	-	-	1,285
(Loss)/Income before (benefit)/provision for income taxes	(680)	5,130	(119)	4,331
Income tax (benefit)/provision	(274)	1,774	-	1,500
Net (loss)/income	(406)	3,356	(119)	2,831
Gross profit on land sales	2,595	697	-	3,292
Gross profit on home sales	-	2,387	-	2,387
Total assets	129,361	70,537	(15,871)	184,027
Additions to long lived assets	22,388	5,421	-	27,809

2003:
Land sales revenue	$ 6,893	$ -	$ -	$ 6,893
Cost of land sales	4,870	66	-	4,936
Home sales revenue	-	21,560	-	21,560
Cost of home sales	-	16,728	-	16,728
Rental property revenues	17,106	-	-	17,106
Rental property operating expenses	7,379	-	-	7,379
Management and other fees	1,180	2,153	(16)	3,317
General, administrative, selling and marketing expense	4,486	3,646	(16)	8,116
Depreciation and amortization	2,833	87	-	2,920
Write-off deferred project costs	4	1,007	-	1,011
Operating income	5,607	2,179	-	7,786
Interest income	159	544	(619)	84
Equity in earnings from unconsolidated entities	140	1,056	-	1,196
Interest expense	4,341	350	(505)	4,186
Minority interest in consolidated entities	1,204	-	-	1,204
Income before provision for income taxes	367	3,648	(114)	3,901
Income tax provision	139	1,457	-	1,596
Net income	228	2,191	(114)	2,305
Gross profit (loss) on land sales	2,023	(66)	-	1,957
Gross profit on home sales	-	4,832	-	4,832
Total assets	97,124	60,316	(14,943)	142,497
Additions to long lived assets	17,525	2,976	-	20,501

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid, debt assumed and land transferred were as follows for the years ended December 31 (in thousands):
	2005	2004	2003

Interest paid	$ 7,926	$ 5,369	$ 5,069
Income taxes paid	$ 2,912	$ 3,385	$ 2,453
Assumption of non-recourse debt	$ 500	-	$ 11,619
Transfer of land to joint venture	-	$ 5,625	-
(14)	QUARTERLY FINANCIAL DATA (Unaudited)

ACPT's quarterly results are summarized as follows:
	Year Ended December 31, 2005
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 11,393	$ 17,080	$ 12,136	$ 21,704	$ 62,313
Operating income	1,357	3,249	2,191	4,309	11,106
Net income (b)	40	1,476	389	5,640	7,545
Earnings per share
Basic and Diluted	0.01	0.28	0.07	1.09	1.45
Common shares trading range (a):
High	14.07	19.94	25.90	26.35	26.35
Low	12.11	13.30	18.60	16.50	12.11

	Year Ended December 31, 2004
	1st	2nd	3rd	4th	Total for
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

Revenues	$ 12,516	$ 16,035	$ 8,775	$ 11,685	$ 49,011
Operating income	1,540	2,972	983	2,584	8,079
Net income	300	1,287	66	1,178	2,831
Earnings per share
Basic and Diluted	0.06	0.25	0.01	0.23	0.55
Common shares trading range (a):
High	10.65	13.20	16.25	12.45	16.25
Low	8.02	10.00	12.25	12.10	8.02

(a) Trading ranges are based on the American Stock Exchange composite tape

(b) Net income for the year and quarter ended December 31, 2005 included a net benefit of $3,394,000 and $3,839,000, respectively, related to the reversal of accruals no longer necessary as a result of the closing agreement reached with the IRS.

(15)	SUBSEQUENT EVENTS