Form 10-K/A
period 2005-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2006-04-03
CIK 1065645

UNITED STATES

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

EXPLANATORY NOTE

American Community Properties Trust is filing this Form 10-K/A to correct a transmission error that occurred in our prior filing. The document did not complete transmission following the subsequent event footnote title.

With the exception of the additional portion of the document that was missing, our form 10-K for the year ended December 31, 2005 has not otherwise been updated.

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

County Bond Obligation
In March 2006, the Charles County Commissioners issued a $10,000,000 Public Improvement Bond Offering ("Bonds") for the Company's benefit. The fifteen-year bonds bear interest rates from 5.125% to 8% for a blended lifetime rate of approximately 5.6% and call for semi-annual interest payments and annual principal payments. Over an eighteen month period, the Charles County Commissioners will provide the Bond proceeds to the Company when certain major development occurs for the County's road projects as well as land development expenditures for the new ballpark. In exchange, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments due on the Bonds and one-twelfth of the annual principal payment due on the Bonds.

Cash Dividend

On March 30, 2006, the Board of Trustees declared a cash dividend of $0.10 per share, payable on April 27, 2006 to shareholders of record on April 13, 2006.

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation

			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Date Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

Bannister Apartments	$ 12,872	$ 410	$ 4,180	$ 5,349	$ 410	$ 9,529	$ 9,939	$ 5,354	11/30/1976	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	7,509	162	2,677	2,567	162	5,244	5,406	3,305	5/18/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	5,393	572	6,421	253	572	6,674	7,246	2,733	9/5/1989	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,198	350	2,697	262	350	2,959	3,309	2,160	1/13/1978	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Escorial	8,625	1,596	8,202	386	1,596	8,588	10,184	74	9/1/2005	Bldg-40 Yrs
Building One									Constructed	Bldg Equip-5/7 Yrs
Puerto Rico

Fox Chase Apartments	5,823	745	7,014	638	745	7,652	8,397	3,461	3/31/1987	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	7,071	205	4,765	3,433	205	8,198	8,403	5,502	10/30/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Lancaster Apartments	8,745	484	4,292	989	484	5,281	5,765	2,781	12/31/1985	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

New Forest Apartments	10,945	1,229	12,102	1,322	1,229	13,424	14,653	5,880	6/28/1988	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Nottingham South	2,560	359	2,586	5	359	2,591	2,950	38	5/23/2005	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

Owings Chase	12,550	1,691	13,428	284	1,691	13,712	15,403	510	10/29/2004	Bldg-25 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

Palmer Apartments	6,925	471	4,788	3,702	471	8,490	8,961	5,654	3/31/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Prescott Square	3,640	470	3,867	66	470	3,933	4,403	153	10/29/2004	Bldg-25 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

Terrace Apartments	10,300	497	5,377	4,167	497	9,544	10,041	6,616	11/1/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Village Lake	6,469	824	6,858	248	824	7,106	7,930	2,191	10/1/1993	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Total Consolidated Properties	$ 113,625	$ 10,065	$ 89,254	$ 23,671	$ 10,065	$ 112,925	$ 122,990	$ 46,412

Unconsolidated Partnerships

Brookside Gardens Apartments	$ 1,284	$ 156	$ 2,487	$ 42	$ 156	$ 2,529	$ 2,685	$ 1,028	11/10/1994	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	14,507	2,667	21,381	(3,817)	2,667	17,564	20,231	15,960	1/31/1982	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Huntington Apartments	9,427	350	8,513	1,109	350	9,622	9,972	5,832	10/7/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	2,007	440	3,649	25	440	3,674	4,114	855	7/1/1996	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Alturas Del Senorial	3,597	345	4,185	477	345	4,662	5,007	3,111	11/17/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Bayamon Garden	9,541	1,153	12,050	909	1,153	12,959	14,112	8,191	7/6/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Colinas De San Juan	7,113	900	10,742	887	900	11,629	12,529	7,472	3/20/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR

De Diego	5,072	601	6,718	543	601	7,261	7,862	4,771	3/20/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Jardines De Caparra	6,500	546	5,719	1,609	546	7,328	7,874	4,685	4/1/1980	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Monserrate I	7,650	543	10,436	1,513	543	11,949	12,492	7,963	5/1/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

Monserrate II	8,700	731	11,172	1,014	731	12,186	12,917	8,114	1/30/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR

San Anton	4,277	313	3,525	1,562	313	5,087	5,400	3,523	12/10/1974	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Santa Juana	5,642	509	6,748	643	509	7,391	7,900	4,824	2/8/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	4,431	466	5,954	625	466	6,579	7,045	4,360	12/6/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,849	992	14,017	800	992	14,817	15,809	8,743	3/15/1983	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	1,251	354	2,508	668	354	3,176	3,530	1,846	12/30/1983	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Unconsolidated Properties	101,848	11,066	129,804	8,609	11,066	138,413	149,479	91,278
Total Properties	$ 215,473	$ 21,131	$ 219,058	$ 32,280	$ 21,131	$ 251,338	$ 272,469	$ 137,690

(1) Operating real estate shown on the Consolidated Balance Sheets includes real estate assets of $122,990, net of accumulated depreciation of $46,412.

NOTE TO TOTAL CAPITALIZED COSTS:

THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS:							$203,028

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005 AND 2004
(In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2003	$ 87,185	$ 145,756	$ 232,941
Additions for 2003:
Improvements	2,693	2,010	4,703
Acquisition (land and building)	19,456	-	19,456
Deductions for 2004:
Dispositions	799	393	1,192
Real Estate at December 31, 2004	$ 108,535	$ 147,373	$ 255,908
Additions for 2005:
Improvements	2,503	2,622	5,125
Acquisition (land and building)	2,945	-	2,945
New construction (land and building)	9,798	-	9,798
Deductions for 2005:
Dispositions	791	516	1,307
Real Estate at December 31, 2005	$ 122,990	$ 149,479	$ 272,469

Accumulated depreciation at December 31, 2003	41,193	83,550	124,743
Additions for 2004:
Depreciation expense	3,070	3,682	6,752
Acquisition		-	-
Deductions for 2004:
Dispositions	799	393	1,192
Accumulated depreciation at December 31, 2004	$ 43,464	$ 86,839	$ 130,303
Additions for 2005:
Depreciation expense	3,739	4,955	8,694
Deductions for 2005:
Dispositions	791	516	1,307
Accumulated depreciation at December 31, 2005	$ 46,412	$ 91,278	$ 137,690

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

  During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. The Company determined that neither the obligation to pay the withholding tax or exposure related to the tax status had been previously accrued. Accordingly, the Company announced on November 15, 2005, that the Company would restate financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and the Forms 10-Q for the first two quarters of fiscal 2005 to correct previously reported amounts related to these income tax matters.

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

Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Not applicable

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no other changes during the Company's quarter ended December 31, 2005, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.
ITEM 9B.	OTHER INFORMATION

In August 2005, Matthew M. Martin was appointed by the Board of Trustees as Vice President and Chief Accounting Officer of the Company. Prior to joining the Company, he worked for FTI Consulting serving as a Manager in the Forensic and Litigation Consulting practice.  He joined FTI in 2002 where he worked on both large scale internal investigations of complex accounting issues for national and international companies as well as litigation consulting for accounting fraud cases.  Prior to joining FTI Consulting, he managed audits for Arthur Andersen.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Company will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.
ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4a of this report.

The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.

The information required by this Item with respect to the Company's Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.

Section 16(A) Beneficial Ownership Reporting Compliance

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.

Information on ACPT's common shares authorized for issuance under equity compensation plans is contained in the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006 and is incorporated by reference herein.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2006.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report on Form 10-K under Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004

2. Financial Statement Schedules

The following financial statement schedules are contained herein:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2005

3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Bylaws of the Company	Exhibit 3.2 to Form S-11
3.3	Amendment to Bylaws of the Company	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003
3.4	Second Amendment to Bylaws of the Company	Exhibit 3.4 to Form 10-K for the year ended December 31, 2004
3.5	Amendment to Section 10 of Article III of the Bylaws of the Company	Exhibit 3.1 to Form 8-K filed on June 9, 2005
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly*	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated November 10, 2003, between the Company and Paul A. Resnik*	Exhibit 10.3 to 2003 Form 10-K
10.3	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet*	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004
10.4	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson*	Exhibit 10.4 to Form S-11
10.5	Employees' Share Incentive Plan*	Exhibit 10.5 to Form S-11
10.6	Trustee's Share Incentive Plan*	Exhibit 10.6 to Form S-11
10.7	Housing Management Agreement, dated January 1, 1987, between IGC and Chastleton Apartments Associates	Exhibit 10.8 to Form S-11
10.8	Housing Management Agreement, dated September 30, 1983, between IGC and G.L. Limited Partnership	Exhibit 10.9 to Form S-11
10.9	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998*	Exhibit 10.14 to 1998 Form 10-K
10.10	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002*	Exhibit 10.15 to 2001 Form 10-K
10.11	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated March 27, 2001*	Exhibit 10.15 to 2000 Form 10-K
10.12	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated March 27, 2001*	Exhibit 10.16 to 2000 Form 10-K
10.13	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated March 27, 2001*	Exhibit 10.17 to 2000 Form 10-K
10.14

Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.15	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.16	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.17	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.18	Assignment and Assumption of Lease dated September 1, 2000 by and between Interstate General Company L.P. and American Rental Management Company	Exhibit 10.30 to 2002 Form 10-K
10.19	Lease Amendment V dated September 1, 2000 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.31 to 2002 Form 10-K
10.20	Lease Amendment VI dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.32 to 2002 Form 10-K
10.21	Lease Amendment VII dated February 28, 2003 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.33 to 2002 Form 10-K
10.22	Lease Amendment II dated July 24, 2002 between Smallwood Village Associates and American Rental Management Company	Exhibit 10.34 to 2002 Form 10-K
10.23	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K
10.24	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.25	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.26	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.27	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.28	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.29	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.30	Development Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10.41 to 2003 Form 10-K
10.31	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.47 to Form 10-K for fiscal year ended December 31, 2004
10.32	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.48 to Form 10-K for fiscal year ended December 31, 2004
10.33	Lease Agreement dated April 15, 2005 between Smallwood Village Associates LP and American Rental Management Company	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005
10.34	Deed of Trust Note for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005
10.35	Deed of Trust for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2005
10.36	Security Agreement signed on August 11, 2005 between Sheffield Greens Apartment, LLC and GMAC Commercial Mortgage Bank	Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2005
10.37	Legal Description attached to the survey entitled "Plat of Survey, Sheffield Greens Apartments" dated August 10, 2005	Exhibit 10.4 to Form 10-Q for quarter ended September 30, 2005
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.
(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 30, 2006	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2006	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 30, 2006	By: /s/ Matthew M. Martin
Martin M. Martin Vice President and Chief Accounting Officer (Principal Financial Officer)
By

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ J. Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee, Principal Executive Officer	March 30, 2006
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 30, 2006
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 30, 2006
/s/ T. Michael Scott T. Michael Scott	Trustee	March 30, 2006
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 30, 2006
/s/ Thomas S. Condit Thomas S. Condit	Trustee	March 30, 2006