Form 10-Q
period 2006-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2006-05-15
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)

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

Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "an accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):.

Large accelerated filer  / / Accelerated filer  / / Non-accelerated filer  /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / / No /X/

As of May 8, 2006, there were 5,197,954 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q

MARCH 31, 2006
TABLE OF CONTENTS

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Revenues
Rental property revenues	$ 12,791	$ 5,341
Community development-land sales	3,944	3,748
Homebuilding-home sales	4,025	-
Management and other fees, substantially all from related entities	290	727
Reimbursement of expenses related to managed entities	572	1,577
Total revenues	21,622	11,393

Expenses
Rental property operating expenses	5,955	2,093
Cost of land sales	2,236	2,644
Cost of home sales	3,034	10
General, administrative, selling and marketing	2,665	2,704
Depreciation and amortization	1,973	1,008
Expenses reimbursed from managed entities	572	1,577
Total expenses	16,435	10,036

Operating income	5,187	1,357

Other income (expense)
Interest and other income	129	125
Equity in earnings from unconsolidated entities	170	345
Interest expense	(3,501)	(1,756)
Minority interest in consolidated entities	(1,065)	(26)

Income before provision for income taxes	920	45
Provision for income taxes	419	5

Net income	$ 501	$ 40

Earnings per share
Basic and diluted	$ 0.10	$ 0.01
Weighted average shares outstanding
Basic and diluted	5,198	5,192
Cash dividends per share	$ 0.53	$ 0.10

Note: The income statement for the three months ended March 31, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," ("EITF 04-05") (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of	As of
	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$ 129,090	$ 76,578
of $137,671 and $46,412 respectively
Land and development costs	55,347	54,232
Condominiums under construction	16,897	17,621
Rental projects under construction or development	7,922	4,458
Investments in real estate, net	209,256	152,889

Cash and cash equivalents	20,908	21,156
Restricted cash and escrow deposits	19,694	8,925
Investments in unconsolidated real estate entities	6,659	9,738
Receivable from bond proceeds	18,242	8,422
Accounts receivable	1,734	1,332
Deferred tax assets	15,668	5,610
Property and equipment, net of accumulated depreciation	1,139	1,182
Deferred charges and other assets, net of amortization of
$1,826 and $898 respectively	10,208	7,831

Total Assets	$ 303,508	$ 217,085

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$ 219,447	$ 119,865
Recourse debt	40,984	32,981
Accounts payable and accrued liabilities	21,422	19,243
Deferred income	4,061	3,961
Accrued current income tax liability	4,496	6,545
Total Liabilities	290,410	182,595

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 shares issued and outstanding as of
March 31, 2006 and December 31, 2005	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,066	17,066
Retained earnings (deficit)	(3,644)	17,748
Total Shareholders' Equity	13,098	34,490

Total Liabilities and Shareholders' Equity	$ 303,508	$ 217,085

Note: The balance sheet as of March 31, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," ("EITF 04-05") (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.
AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

				Additional	Retained
	Common Shares		Treasury	Paid-in	Earnings
	Number	Par Value	Stock	Capital	(Deficit)	Total

Balance December 31, 2005 (Audited)	5,197,954	$ 52	$ (376)	$ 17,066	$ 17,748	$ 34,490
Net income	-	-	-	-	501	501
Dividends declared	-	-	-	-	(2,755)	(2,755)
Cumulative effect of change in accounting
for EITF 04-05	-	-	-	-	(19,138)	(19,138)
Balance March 31, 2006 (Unaudited)	5,197,954	$ 52	$ (376)	$ 17,066	$ (3,644)	$ 13,098
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands)
(Unaudited)

	2006	2005

Cash Flows from Operating Activities
Net income	$ 501	$ 40
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,973	1,008
Deficit distribution to minority interests	1,043	-
Benefit for deferred income taxes	(217)	(2,209)
Equity in earnings-unconsolidated entities	(170)	(345)
Cost of sales-community development	2,236	2,644
Cost of sales-homebuilding	3,034	10
Stock based compensation expense	195	184
Minority interest in consolidated entities	1,065	26
Amortization of deferred loan costs	139	257
Changes in notes and accounts receivable	95	(715)
Additions to community development assets	(3,351)	(2,998)
Homebuilding-construction expenditures	(2,310)	(2,668)
Deferred income	100	-
Changes in accounts payable, accrued liabilities	(3,014)	2,917
Net cash provided by/(used in) operating activities	1,319	(1,849)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(3,464)	(1,348)
Cash from newly consolidated properties	4,723	-
Change in investments-unconsolidated apartment partnerships	-	158
Change in investments-unconsolidated commercial partnerships	163	202
Change in restricted cash	456	(281)
Additions to rental operating properties, net	(1,604)	(699)
Other assets	(9)	(20)
Net cash provided by/(used in) investing activities	265	(1,988)

Cash Flows from Financing Activities
Cash proceeds from debt financing	3,832	12,014
Payment of debt	(4,801)	(6,165)
County Bonds proceeds, net of undisbursed funds	180	430
Payments of distributions to minority interests	(1,043)	-
Dividends paid to shareholders	-	(512)
Net cash (used in)/provided by financing activities	(1,832)	5,767
Net (Decrease)/Increase in Cash and Cash Equivalents	(248)	1,930
Cash and Cash Equivalents, Beginning of Period	21,156	16,138
Cash and Cash Equivalents, End of Period	$ 20,908	$ 18,068
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ACPT and its subsidiaries and partnerships, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "ACPT."

The Company consolidates entities which are not variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003) ("FIN 46 (R)") in which it owns, directly or indirectly, a majority voting interest in the entity. In addition, beginning January 1, 2006, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights as required by Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," ("EITF 04-05").

As of December 31, 2005, the consolidated group included ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership S.E., Land Development Associates, S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. The assets and liabilities contributed to ACPT were transferred at their cost basis because of affiliate ownership and common management.

Beginning January 1, 2006, the consolidated group also includes the following properties: Alturas del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates S.E., Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Historically, these partnerships had been recorded using the equity method of accounting.

The Company's investment in the four real estate entities that it does not control, does not serve as the general partner, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

Implementation of EITF 04-05

As of January 1, 2006, we consolidated 11 partnerships which were previously unconsolidated as a result of the application of EITF 04-05. Those partnerships own, or control other entities that own, 14 apartment properties. Our interests in the profits and losses of these partnerships range from 1 to 50 percent. The initial consolidation of those partnerships resulted in increases (decreases), net of intercompany eliminations, and included the recording of deferred taxes in amounts reported in our consolidated balance sheet as of January 1, 2006, as follows (in thousands):

Increase (decrease)
Operating real estate, net of accumulated depreciation	$ 53,282
Cash and cash equivalents	4,723
Investments in unconsolidated real estate entities	(920)
Deferred tax assets	9,841
All other assets	11,618
Total assets	$ 78,544

Non-recourse debt	$ 98,556
All other liabilities	(874)
Shareholders' equity	(19,138)
Total liabilities and shareholders' equity	$ 78,544

The Company recorded an overall reduction to retained earnings of $19.1 million in a manner similar to a cumulative effect of a change in accounting principle. The retained earnings impact is net of a deferred tax asset recorded of $9.8 million related to temporary differences arising from the negative deficits absorbed by the Company as a result of consolidating the partnerships.

The impact to our consolidated statements of income for the three months ended March 31, 2006 is summarized as follows:
	Balance prior		Three Months
	to the		Ended
	Implementation	Increase	March 31,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$ 6,024	$ 6,767	$ 12,791
Management and other fees	716	(426)	290
Reimbursement of expenses related to managed entities	1,595	(1,023)	572
Total revenues	16,304	5,318	21,622

Rental property operating expenses	2,647	3,308	5,955
Depreciation and amortization	1,045	928	1,973
Expenses reimbursed from managed entities	1,595	(1,023)	572
Total expenses	13,222	3,213	16,435

Operating income	3,082	2,105	5,187

Equity in earnings from unconsolidated entities	276	(106)	170
Interest expense	(1,779)	(1,722)	(3,501)
Minority interest in consolidated entities	(8)	(1,057)	(1,065)

Income (loss) before provision (benefit) for income taxes	1,700	(780)	920
Provision (benefit) for income taxes	664	(245)	419

Net income	$ 1,036	$ (535)	$ 501

Earnings per share basic and diluted	$ 0.20	$ (0.10)	$ 0.10

In prior periods we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-05. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of the partnership income or loss that is recognized using the equity method. However, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners' basis in the property, generally accepted accounting principles require that the consolidating partner record a charge equal to the amount of such excess distribution. Certain of the partnerships that we consolidated in accordance with EITF 04-05 had deficits in equity that resulted from distributions made to the partners in excess of basis and losses during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the non-controlling partners' share of those distributions in excess of basis and losses had we consolidated these entities in prior periods.

Interim Financial Reporting

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2005. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

Cash Dividends

As announced on March 10, 2006 the Company entered into a closing agreement with the United States Internal Revenue Service ("IRS") by which the Company will maintain its publicly traded partnership ("PTP") status for U.S. federal income tax purposes.  The details of the closing agreement with the IRS required the Company to report approximately $5.0 million to shareholders as taxable income on March 29, 2006.  Under the terms of the Company's governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders.  Accordingly, the Board of Trustees declared a dividend of $0.43 per share, or approximately $2,230,000 in the aggregate, that was paid on April 12, 2006 to shareholders of record on March 29, 2006.

On March 30, 2006, the Board of Trustees declared a cash dividend of $0.10 per share, paid on April 27, 2006 to shareholders of record on April 13, 2006.

Use of Estimates

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

Summary of Significant Accounting Policies

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

The table below presents the major classes of depreciable assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)

Land	$ 20,534	$ 10,065
Building	228,259	102,140
Building improvements	6,491	4,525
Equipment	11,477	6,260
	266,761	122,990
Accumulated depreciation	137,671	46,412
Operating real estate, net	$ 129,090	$ 76,578

Other Property and Equipment

In addition, the Company owned other property and equipment of $1,139,000 and $1,182,000, net of accumulated depreciation, respectively, as of March 31, 2006 and December 31, 2005 respectively.

Depreciation

Total depreciation expense was $1,973,000 and $1,008,000 for the three months ended March 31, 2006 and 2005, respectively.

Reclassifications

Certain amounts from prior years have been reclassified to conform to our current year's presentation. This includes the reclassification of the Company's consolidated balance sheet as of December 31, 2005 to conform to the revised presentation elected for March 31, 2006. The revised presentation as of March 31, 2006 is more condensed than prior periods and categorizes assets and liabilities by type.

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

The Company implemented the provisions of SFAS No. 123(R) as of January 1, 2006, the impact of which was not material on the Company's financial position or results of operations.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued.  The adoption of SFAS 154 did not have a material impact on our financial condition or results of operations.
(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 (R) in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in two limited partnerships which own apartment properties in the United States; a limited partnership interest in a limited partnership that owns a commercial property in Puerto Rico; and a 50% ownership interest in a joint venture formed as a limited liability company.

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

Apartment Partnerships

On January 1, 2006, the Company adopted EITF 04-05 which now requires us to consolidate 11 additional partnerships, which historically, were recorded using the equity method of accounting. Please refer to Note 2. The unconsolidated apartment partnerships as of March 31, 2006 include two partnerships owning 110 rental units compared to 13 partnerships owning 3,463 rental units in 16 apartment complexes as of March 31, 2005. The two remaining unconsolidated complexes are owned by Brookside Gardens Limited Partnership, and Lakeside Apartments Limited Partnership.

We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company is exposed to losses for Brookside of $202,000 and Lakeside of $173,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

Commercial Partnerships

The Company holds a limited partner interest in a commercial property in Puerto Rico that it accounts for under the equity method of accounting. ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.

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

Land Development Joint Venture

In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a limited liability company, St. Charles Active Adult Community, LLC, was formed to carry out the terms of this agreement whereby Lennar and the Company would each hold a 50% ownership interest in the limited liability company. The joint venture's operating agreement calls for the development of 352 lots to be sold to Lennar's homebuilding division under a purchase agreement starting in the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan. Per the terms of the loan, both the Company and Lennar provided development completion guarantees. During the first quarter of 2006, the joint venture did not sell any lots to Lennar's homebuilding division.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment partnerships from the commercial partnerships as well as our 50% ownership interest in the land development joint venture, which are all accounted for as "investments in unconsolidated real estate entities" on the balance sheet.
			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
March 31, 2006	$ 5,287	$ 28,613	$ 12,733	$ 46,633
December 31, 2005	77,830	28,464	11,947	118,241
Total Non-Recourse Debt
March 31, 2006	3,279	23,475	5,395	32,149
December 31, 2005	101,848	23,120	4,019	128,987
Total Other Liabilities
March 31, 2006	1,258	1,211	404	2,873
December 31, 2005	9,782	1,516	994	12,292
Total Equity (Deficit)
March 31, 2006	750	3,927	6,934	11,611
December 31, 2005	(33,800)	3,828	6,934	(23,038)
Company's Investment
March 31, 2006	-	4,831	1,828	6,659
December 31, 2005	(1,597)	4,824	1,828	5,055

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2006	199	913	-	1,112
Three Months Ended March 31, 2005	6,915	914	-	7,829
Net Income
Three Months Ended March 31, 2006	(27)	458	-	431
Three Months Ended March 31, 2005	656	432	-	1,088
Company's Recognition of Equity in Earnings
Three Months Ended March 31, 2006	-	170	-	170
Three Months Ended March 31, 2005	152	193	-	345

Summary of Cash Flows:
Cash Flows from Operating Activities
Three Months Ended March 31, 2006	53	859	(589)	323
Three Months Ended March 31, 2005	2,176	882	-	3,058
Company's Share of Cash Flows from Operating Activities
Three Months Ended March 31, 2006	1	389	-	390
Three Months Ended March 31, 2005	701	399	-	1,100
Operating Cash Distributions
Three Months Ended March 31, 2006	-	359	(295)	64
Three Months Ended March 31, 2005	1,485	412	-	1,897
Company's Share of Operating Cash Distributions
Three Months Ended March 31, 2006	-	163	-	163
Three Months Ended March 31, 2005	677	202	-	879

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2006 and December 31, 2005 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	March 31,	December 31,
	From/To	From/To	2006	2005
			(Unaudited)	(Audited)
Recourse Debt
Community Development (b)	06-30-06/03-01-21	4%/P+1%	$ 23,984	$ 14,161
Homebuilding (c)	10-31-07	P	12,175	13,905
Investment Properties (d)	05-15-07/01-23-13	P+1.25%/6.98%	4,683	4,752
General obligations (e)	07-29-07/05-01-10	Non-interest
		bearing/5.99%	142	163
Total Recourse Debt			40,984	32,981

Non-Recourse Debt
Community Development (f)	11-23-07	Non-interest bearing	500	500
Investment Properties (g)	04-19-06/08-01-47	4.95%/10%	218,947	119,365
Total Non-Recourse Debt			219,447	119,865
Total Debt			$ 260,431	$ 152,846

(a) "P" = Prime lending interest rate.  (The prime rate at March 31, 2006 was 7.75%)

(b) As of March 31, 2006, $22,984,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.  The remainder of the outstanding balance is fully collateralized by approximately 490 acres within Parque El Commandante.

(c) The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid by the proceeds from home sales.

(d) As of March 31, 2006 and December 31, 2005 the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a 2 year, $3,000,000 recourse note with Columbia Bank that the Company obtained in June 2005.  The loan with Columbia Bank carries a fixed interest rate of 6.98% and requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.

(e) The general recourse debt outstanding as of March 31, 2006 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes.

(f) In the fourth quarter 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000. The

Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007. The Company plans to annex the land into the St. Charles master plan community.

(g) The non-recourse debt related to the investment properties is collateralized by the apartment projects. As of March 31, 2006, approximately $85,336,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. The non-recourse debt balance is also composed of an $8,625,000 mortgage on the office building in Parque Escorial. The mortgage is a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%. The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens). As of March 31, 2006, the balance of the construction loan was $7,673,000.

The Company's loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of March 31, 2006, the Company is in compliance with the provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments

 Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  In March 2006, the Charles County Commissioners issued a $6,000,000 Consolidated Public Improvement Bonds (the "Bonds"), bringing the total value of bonds to $20,000,000, on behalf of the Company in conjunction with the roadway construction project.  The Bonds were issued in March 2006, 2005 and 2004, respectively.  The Bonds bear interest rates from 4% to 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced. Under the terms of the agreements, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County Commissioners a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to Charles County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County will issue the sale of general obligation bonds of $7,000,000 in total to finance the infrastructure improvements. In March 2006, $4,000,000 of these bonds were issued for this project. As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

As of March 31, 2006, ACPT is guarantor of $22,762,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreements and Arrangements

ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company will pay Mr. Wilson $200,000 per year through October 2008.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of March 31, 2006, ACPT has guaranteed $27,667,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $13,175,000 of its subsidiaries' outstanding debt. LDA guaranteed $12,175,000 of outstanding debt owed by its subsidiary. In addition, Charles Community LLC guaranteed $4,683,000 of outstanding debt owed by AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture. We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

There have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):
CONSOLIDATED STATEMENT OF INCOME:
		Three Months Ended
		March 31,
		2006	2005

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$ 10	$ 452
Affiliates of J. Michael Wilson, CEO and Chairman		131	122
		$ 141	$ 574

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$ 19	$ 32
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	6	(10)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		94	88
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(3)	(4)
James J. Wilson, IGC chairman and director	(B2)	50	50
Thomas J. Shafer, Trustee	(B3)	15	11
		$ 181	$ 167

BALANCE SHEET IMPACT:		Balance	Balance
		March 31,	December 31,
		2006	2005
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party partners,
net of reserves		$ -	$ 506

Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman		$ 75	$ 108
		$ 75	$ 108

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

In prior years, we managed a commercial property in Puerto Rico owned by the Wilson Family. The Wilson Family property was sold to a third party in April 2005. Management fees generated by this property represented less than 1% of the Company's total revenue.

Effective April 30, 2005, ARMC's management agreement with Chastleton Associates LP terminated due to the fact that the apartment property was sold to a third party. The property was previously owned by an affiliate. Management fees generated by this property accounted for less than 1% of the Company's total revenue.

(B) Other

Other transactions with related parties are as follows:

(1)

In 2005, the Company rented executive office space and other property from an affiliate in the United States pursuant to a lease that expires in 2010. In management's opinion, all leases with affiliated persons were on terms at least as favorable as these generally available from unaffiliated persons for comparable property. Effective January 27, 2006, the office building was sold to a third party who assumed the Company's lease agreements.

(2)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IGC.
(3)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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

In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000 to the Company, in January 2005. The note bears interest at a rate of prime plus 2% with a ceiling rate of 9% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance on December 3, 2009. The Company will recognize the $1,500,000 as income as the cash payments on the note are received. El Monte will distribute any remaining cash when it winds up its affairs.

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

Customer Dependence

Residential land sales to Lennar within our U.S. segment were $3,144,000 for the three months ended March 31, 2006 which represents 27% of the U.S. segment's revenue and 15% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2006.

For the three months ended March 31, 2005 the Company sold 2.5 acres of commercial land for $2,949,000 to Alberic Ford, Inc. That commercial land sale represented 86% of the Puerto Rico segment's revenue and 26% of our consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue in the three months ended March 31, 2005.

The following presents the segment information for the three months ended March 31, 2006 and 2005 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months (Unaudited)

2006:
Rental property revenues	$ 7,547	$ 5,244	-	$ 12,791
Rental property operating expenses	3,430	2,525	-	5,955
Land sales revenue	3,944	-	-	3,944
Cost of land sales	2,226	10	-	2,236
Home sales revenue	-	4,025	-	4,025
Cost of home sales	-	3,034	-	3,034
Management and other fees	141	149	-	290
General, administrative, selling and marketing expense	1,791	874	-	2,665
Depreciation and amortization	1,076	897	-	1,973
Operating income	3,109	2,078	-	5,187
Interest income	25	45	-	70
Equity in earnings from unconsolidated entities	-	170	-	170
Interest expense	1,933	1,568	-	3,501
Minority interest in consolidated entities	8	1,057	-	1,065
Income (Loss) before provision (benefit)for income taxes	1,195	(275)	-	920
Income tax provision (benefit)	501	(82)	-	419
Net income (loss)	694	(193)	-	501
Gross profit (loss) on land sales	1,718	(10)	-	1,708
Gross profit (loss) on home sales	-	991	-	991
Total assets	187,029	116,848	(369)	303,508
Additions to long lived assets	3,980	66	-	4,046

2005:
Rental property revenues	$ 5,341	-	-	$ 5,341
Rental property operating expenses	2,093	-	-	2,093
Land sales revenue	799	2,949	-	3,748
Cost of land sales	522	2,163	(41)	2,644
Home sales revenue	-	-	-	-
Cost of home sales	-	10	-	10
Management and other fees	241	487	(1)	727
General, administrative, selling and marketing expense	1,869	836	(1)	2,704
Depreciation and amortization	977	31	-	1,008
Operating income	920	396	41	1,357
Interest income	49	205	(191)	63
Equity in earnings from unconsolidated entities	24	321	-	345
Interest expense	1,839	66	(149)	1,756
Minority interest in consolidated entities	26	-	-	26
(Loss) Income before (benefit) provision for income taxes	(869)	915	(1)	45
Income tax (benefit) provision	(332)	337	-	5
Net (loss) income	(537)	578	(1)	40
Gross profit (loss) on land sale	277	786	41	1,104
Gross profit on home sales	-	(10)	-	(10)
Total assets	136,229	72,260	(16,061)	192,428
Additions to long lived assets	1,209	838	-	2,047

(8)	SUBSEQUENT EVENTS

Apartment Property Mortgage Refinancing

On April 5, 2006, the non-recourse mortgage for one of our consolidated apartment properties in Puerto Rico, Colinas de San Juan Associates Limited Partnership, was refinanced with a non-recourse mortgage loan of $9,680,000. The proceeds from the refinancing will be used for capital improvements at the property site and distributions to the general and limited partners.

Financial Commitments

In April 2006, the Company signed a commitment for a three year $14,000,000 revolving line of credit loan (the revolver) secured by a first lien deed of trust on property located in St. Charles, MD.  The total commitment shall be $14,000,000 to be advanced on a revolving basis.  The commitment amount includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms of the loan are customary for commercial lines of credit.

Apartment Property Acquisition

On April 28, 2006, the Company, through its subsidiary AHP, completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. The acquisition was financed through a combination of borrowing from the revolver and non-recourse debt financing.

Termination of Management Contract

Effective April 30, 2006, ARMC's management agreement with Chastleton Apartments Associates LP was terminated upon the sale of the apartment property to a third party. Management fees generated by this property represent less than 1% of the Company's total revenue.

Cash Dividend

On May 15, 2006, the Board of Trustees declared a $0.10 per share cash dividend on the 5,197,954 common shares outstanding, payable on June 13, 2006 to shareholders of record on May 30, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in this report. Historical results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and the Financial Statements should not be taken as indicative of our future operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Those items are discussed under "Risk Factors" in Part II, Item 1A to this Form 10-Q.

RESTATEMENT AND INTERNAL CONTROL REMEDIATION MATTERS

  During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. To correct the errors discovered, the Company restated its financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and its Forms 10-Q for the first two quarters of fiscal 2005.  The Company has evaluated the effectiveness of its internal control over accounting for income taxes as of March 31, 2006, and has determined that the accounting errors referenced above and the potential for additional misstatements indicate a material weakness in internal control over accounting for income taxes.  The Company is taking steps to ensure that the material weakness is remediated, including the retention of additional international tax advisors and providing our in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and enable the Company to more effectively manage its internal and third-party tax professionals.

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

Refer to the Company's 2005 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated partnerships, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the three months ended March 31, 2006 there were no material changes to our policies, except as noted below.

NEW ACCOUNTING PRONOUNCEMENT AND CHANGE IN BASIS OF PRESENTATION

In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-05. EITF 04-05 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners. In accordance with the provisions of EITF 04-05, beginning January 1, 2006 we have included the following partnerships in our consolidated group: Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Historically, our interests in these partnerships have been recorded using the equity method of accounting.

The impact of consolidating the financial statements of these partnerships increased our operating assets and liabilities by $78.5 million and $97.7 million, respectively, as of January 1, 2006. The addition to assets is primarily related to real estate at historical cost, net of accumulated depreciation of approximately $53.3 million, and the addition to liabilities is primarily related to non-recourse debt of approximately $98.6 million held by these limited partnerships. The Company recorded an overall reduction to retained earnings of $19.1 million in a manner similar to a cumulative effect of a change in accounting principle. The retained earnings impact is net of a deferred tax asset recorded of $9.8 million related to temporary differences arising from the negative deficits absorbed by the Company in consolidation.

With respect to our accounting for minority interest in our consolidated partnerships, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners' basis in the property, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost to our shareholders.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2006 (unaudited) with the results of operations of the Company for the three months ended March 31, 2005 (unaudited). As a result of implementing EITF 04-05, our quarterly net income, on a consolidated basis, was reduced by $535,000. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:

For the three months ended March 31, 2006 our U.S. segment generated $3,109,000 of operating income compared to $920,000 of operating income generated by the segment for the same period in 2005. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:

In the prior period, 13 U.S. based apartment properties in which we hold an ownership interest qualified for the consolidation method of accounting. Beginning January 1, 2006, two additional properties, Huntington Associates Limited Partnership ("Huntington"), and Essex Apartments Associates Limited Partnership ("Essex"), qualified for consolidation under the new provisions of EITF 04-05. The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest expense. As of March 31, 2006, nine of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Acquisition

On May 23, 2005, the Company acquired the assets of another apartment property, Nottingham Apartments LLC, in Baltimore, Maryland. The acquired apartment property is a market rent property allowing us to determine the appropriate rental rates based on market conditions.

The following table presents the results of rental property revenues and operating expenses for the three months periods ended March 31, 2006 and 2005 ($ in thousands):

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Rental property revenues	$7,547	$1,591	$5,956	$5,341	$615
Rental property operating expenses	$3,430	$919	$2,511	$2,093	$418

Rental property revenues, on a comparable basis, increased $615,000 to $5,956,000 for the three months ended March 31, 2006 compared to $5,341,000 for the same period in 2005. The 12% increase in our rental property revenue during the first quarter of 2006 was primarily due to an overall rent increase of 6% resulting in an additional $326,000, our apartment acquisition in May 2005 which added $148,000, a reduction in vacancies of $95,000 and an increase in our other revenues, such as corporate unit fees, cable income and recovery of bad debts of $46,000.

The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property revenues by $1,591,000 for the three months ended March 31, 2006. Although not included in the consolidated results for three months ended March 31, 2005, rental property revenues for Huntington and Essex were $1,601,000. The decrease of $10,000 was related to increased vacancies at Essex offset by an increase in rents.

Rental property operating expenses, on a comparable basis, increased $418,000 in the first quarter of 2006 to $2,511,000 compared to $2,093,000 for the first quarter of 2005. The 20% increase in our rental property operating expenses in the first quarter of 2006 is the result of the apartment acquisition in May 2005 which increased expense by $104,000, an increase in administrative expenses of $160,000, increases in utilities expenses of $50,000, additional operating and maintenance costs due to project wide cleaning and increased security which added $50,000, increases in insurance and taxes of $12,000 and mortgage insurance premiums on one of our loans acquired in August 2005 of $17,000.

The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property operating expenses by $919,000 for the three months ended March 31, 2006. Although not included in the consolidated results for three months ended March 31, 2005, operating expenses for Huntington and Essex were $727,000. The $192,000 increase was related to increased repairs and maintenance expenses of $168,000, primarily related to rehabilitation of units during the first quarter 2006. There was also an increase in administrative expenses for the first quarter 2006 as compared to the first quarter 2005.

Community Development - U.S. Operations:

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. Lennar has agreed to purchase 200 residential lots per year, provided that they are developed and available for delivery. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales revenue increased $3,145,000 to $3,944,000 for the first quarter of 2006 compared to $799,000 for the first quarter of 2005.

Residential Land Sales

For the three months ended March 31, 2006 we delivered 20 residential lots to Lennar, recognizing as revenue an average price of $127,550 per lot; the price includes the initial recognition of $125,000 per lot plus water and sewer fees, road fees and other off-site fees. For the three months ended March 31, 2005 we did not have any lots available for delivery. As of March 31, 2006, we had six developed residential lots ready for delivery.

Prices for our residential lots reflect the healthy housing market in 2006 and 2005 and its upward trend in home prices in Charles County. The current selling price of new town-homes in this area is in excess of $300,000 while single-family homes in Fairway Village are selling in excess of $450,000.

During the first three months of 2006 and 2005 we also recognized $593,000 and $749,000, respectively of additional revenue for lots that were previously sold to Lennar in 2005 and 2004. This additional revenue is based on the final settlement price of the homes.

Commercial Land Sales

During the first quarter we sold 2.65 commercial acres in St. Charles for $800,000 compared to 0.3 commercial acres sold in the first quarter of 2005 for $50,000. As of March 31, 2006, our backlog contained 16.28 commercial acres under contract for a total of $4,644,000.

St. Charles Active Adult Community, LLC - Land Joint Venture

In September 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to a newly formed joint venture with Lennar in exchange for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to Lennar's homebuilding division. The Company serves as the managing agent for the project and receives a 3% management fee. The Company recorded deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture. The Company recorded deferred costs related to 50% of the cost basis of the land. We expect to recognize the profit on the portion of land transferred as lots are sold by Lennar through the amortization of previously deferred revenues and costs. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the first quarter of 2009. The Company recorded the remaining 50% of the land's cost basis as investment in the joint venture within our deferred charges and other assets. We expect to recognize the profit on the portion of land transferred as lots are sold to Lennar's homebuilding division through the amortization of previously deferred revenues and costs. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the first quarter of 2009. The remaining 50% of the land's cost basis as investment in the joint venture is reflected within our investments in unconsolidated real estate entities. The joint venture did not sell any lots to Lennar's homebuilding division during the first three months of 2006 or 2005.

Gross Margin on Land Sales

The gross margin on land sales for the three months ended March 31, 2006 was 44% compared to 35% for the same period of 2005. Our gross margins on land sales during the first quarters of 2006 and 2005 have been affected by increases in the price of steel, oil and fuel and the strong demand and limited supply for contractors for the development of lots in Fairway Village. These cost increases were more than offset by increased sales prices of homes in Fairway Village. Also during the first quarter of 2005, our period costs, and the lack of an offset by land sales revenue, affected our gross margin on land sales.

Customer Dependence

Residential land sales to Lennar within our U.S. segment amounted to $3,144,000 for the three months ended March 31, 2006 which represents 27% of the U.S. segment's revenue and 15% of our total consolidated revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

Management and Other Fees - U.S. Operations:

We earn monthly management fees from all of the apartment properties that we own as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson. We receive an additional fee from the properties that we manage for their use of the property management computer system that we purchased at the end of 2001and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense. This section includes only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Management and other fees	$141	$(105)	$246	$241	$5

Due to the required elimination of management fees in consolidation, the total management fees decreased for the three months ended March 31, 2006 as compared to March 31, 2005 as a result of the impact of EITF 04-05. On a comparative basis, management and other fees were relatively consistent with the prior period.

General, Administrative, Selling and Marketing Expense - U.S. Operations:

The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 15 properties located in St. Charles, Maryland, three properties located in the Baltimore, Maryland area and one property in Virginia and, to a lesser extent, the other properties that we manage. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

General, administrative, selling and marketing costs incurred within our U.S. operations decreased $78,000 to $1,791,000 for the three months ended March 31, 2006, compared to $1,869,000 for the same period of 2005.

The 4% decrease in general, administrative, selling and marketing costs is primarily attributable to a decrease in accounting and auditing fees as well as corporate costs, outstanding share incentive rights, legal fees and Trustees' fees. The decrease was partially offset by an increase in consulting fees.

Depreciation Expense - U.S. Operations:

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Depreciation expense	$1,076	$126	$950	$977	$(27)

Depreciation expense, on a comparable basis, decreased $27,000 to $950,000 for the first three months of 2006 compared to $977,000 for the same period in 2005. Outside of the impact of EITF 04-05, there was no signification variation in depreciation expense for first quarter 2006 as compared to the first quarter of 2005.

Equity in Earnings from Unconsolidated Entities - U.S. Operations:

With the implementation of the EITF 04-05, effective January 1, 2006, the Company has consolidated the operational results of certain apartment partnerships which resulted in the overall decrease in our equity in earnings. We account for our investments in two apartment partnerships, Brookside and Lakeside, using equity accounting, but due to our limited ownership in these partnerships, our recognition of the partnerships' earnings is immaterial.

Interest Expense - U.S. Operations:

The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Interest expense	$1,933	$317	$1,616	$1,839	$(223)

Interest expense, on a comparable basis, decreased 12% in the first quarter of 2006 to $1,616,000 compared to $1,839,000 for the first three months of 2005. The quarter to date decrease is due to loan fees and the write-off of unamortized deferred financing fees of $210,000 in connection with the refinancing of one of our apartment property's mortgage in March 2005. U.S. Operations interest expense for the three months ended March 31, 2005 also includes $149,000 of interest expense between our Puerto Rico operations with no corresponding amounts for March 31, 2006. Interest expense between operations eliminates in consolidation. These decreases were offset by the additional interest expense on the mortgage of the property acquired in May 2005. For the three months ended March 31, 2006, $289,000 of interest was capitalized in the U.S. operations compared to $145,000 of interest capitalized during the same period in 2005.

Minority Interest in Consolidated Entities - U.S. Operations:

Minority interest in consolidated entities includes the minority partner's share of the consolidated partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to the minority interest are limited to the minority partner's basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.

Minority interest for the three months ended March 31, 2006 was $8,000 compared to $26,000 for the three months ended March 31, 2005. The minority owners' share of income decreased $18,000 during the first quarter of 2006 primarily as a result of distributions to the minority owners in excess of their basis from the refinancing of one of our consolidated apartment properties in March 2005 with no comparable amounts recognized in the first quarter of 2006.

Provision for Income Taxes - U.S. Operations:

The effective tax rate for the three months ended March 31, 2006 and 2005 is 42% and 38%, respectively. The federal and state statutory rate is 39%. The difference between the effective rate and the statutory rate for the three months ended March 31, 2006 is related to certain permanent differences. There was no significant difference between the effective rate and the statutory rate for the three months ended March 31, 2005.

Results of Operations - Puerto Rico Operations:

For the three months ended March 31, 2006, our Puerto Rico segment generated $2,078,000 of operating income compared to $396,000 of operating income generated by this segment for the same period in 2005. Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:

As noted above, effective January 1, 2006, the Company consolidated a number of apartment partnerships in accordance with EITF 04-05. Under the new consolidation guidance, nine Puerto Rico based apartment properties ("Puerto Rico Apartments") in which we hold an ownership interest now qualify for the consolidation method of accounting. As a result, we included within our financial statements the consolidated apartment properties' total revenues and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any income or losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest. As of March 31, 2006, our twelve consolidated properties are HUD subsidized projects with rental rates governed by HUD.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Rental property revenues	$5,244	$5,176	$68	-	$68
Rental property operating expenses	$2,525	$2,389	$136	-	$136

In September 2005, the Company commenced the operations of the first commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and leases approximately 20% of the building.

The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property revenues by $5,176,000 for the three months indeed March 31, 2006. Although not included in the consolidated results for the three months ended March 31, 2005, rental property revenues for the Puerto Rico Apartments were $5,121,000. The $55,000 increase was related to an overall increase in rents partially offset by increases in vacancy in the Carolina Associates LP, SE Properties.

During the first three months of 2006, the commercial rental property generated $68,000 of rental property income. Operating expenses for the commercial rental property were $136,000. As of March 31, 2006, 36% of the office space was leased. There were no rental property operations for the same period in 2005.

The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property operating expenses by $2,389,000 for the three months ended March 31, 2006. Although not included in the consolidated results for the three months ended March 31, 2005, operating expenses for the Puerto Rico Apartments were $2,286,000. The increase of $103,000 was primarily the result of increases in utilities, repairs and rehabilitation of units in the first quarter of 2006.

Community Development - Puerto Rico Operations:

Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

For the three months ended March 31, 2006, there were no land sales. For the three months ended March 31, 2005 land sales revenue was $2,949,000. In February 2005, the Company sold 2.5 commercial acres in Parque Escorial. The gross margin for the quarter ended March 31, 2005 was 27%. There were no contracts for commercial sales in backlog at March 31, 2006

Homebuilding - Puerto Rico Operations:

The Company organizes corporations as needed to operate each individual homebuilding project. In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial ("Torres"). The condominium units were offered to buyers in the market in January 2005 and delivery of the units commenced in the fourth quarter of 2005. The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.

During the first quarter of 2006, 16 units within the Torres project were closed at an average selling price of approximately $252,000 per unit generating $4,025,000 of sales revenue, with no comparable sales in the same period of 2005. The gross margin on home sales for the first three months of 2006 was 25%. As of March 31, 2006, 64 units were under contracts for an average selling price of approximately $254,000. Each sale is backed by a $6,000 deposit and non-contingent sales contract. The Company has experienced a 16% cancellation rate on non-contingent contracts from the time Torres began offering condominium units to buyers in January 2005.

Management and Other Fees - Puerto Rico Operations:

We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial. This section includes only the fees earned from the non-owned managed entities. The fees earned from the controlled properties are eliminated in consolidation.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Management and other fees	$149	$(321)	$470	$487	$(17)

Due to the required elimination of management fees in consolidation, total management fees decreased for the three months ended March 31, 2006 as compared to March 31, 2005 as a result of the impact of EITF 04-05. On a comparative basis, management and other fees were relatively consistent with the prior period. The nominal decrease resulted from the fact that in 2005, we managed one commercial property owned by the Wilson Family. The Wilson Family property was sold to a third party in April 2005. Fees earned from that property in the first quarter of 2005 were $20,000.

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

General, administrative, selling and marketing expenses increased 5% to $874,000 during the first three months ended March 31, 2006, as compared to $836,000 for the same period of 2005. The increase is primarily attributable to selling and marketing of $32,000 incurred in the Torres project, with no comparable expense during the same period in 2005. Increases in salaries expense of $67,000 as well as other increases in general and administrative expenses included taxes and outstanding share appreciation rights expense recorded as a result of the increase in our share price that we experienced during the first quarter of 2006. These increases were offset in part by a reduction in office rents of $61,000 due to the completion of Escorial Building One. Other decreases included audit and legal fees and outside personnel services.

Equity in Earnings from Unconsolidated Entities- Puerto Rico Operations:

With the implementation of the EITF 04-05, effective January 1, 2006, the Company consolidated the operating results of nine of its apartment partnerships.

We account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting. The earnings from our investment in commercial rental property are reflected within this section. The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Equity in earnings	$170	$(74)	$244	$321	$(77)

Equity in earnings on a comparative basis decreased by $77,000. The decrease is the result of reduced net income for the Puerto Rico Apartments for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreased net income was primarily related to operating expenses increasing at a greater rate than revenues. In addition, the Puerto Rico Apartments had increases in depreciation expense and interest expense.

Interest Expense - Puerto Rico Operations:

Interest on the homebuilding construction loan is capitalized. Interest related to the non-recourse debt of our investment properties, interest on capital leases, other bank charges, and the amortization of certain loan fees are reflected on our financial statements as interest expense. This section reflects all interest expense incurred.

($ in thousands)	Three months ended March 31, 2006	Less Effect of EITF 04-05	Comparative three months ended March 31, 2006	Three months ended March 31, 2005	Comparative difference
Interest expense	$1,568	$1,405	$163	$66	$97

Interest expense, on a comparable basis, increased $97,000 for the three months ended March 31, 2006 to $163,000 compared to $66,000 for the same period in 2005. The quarter-to-date increase is attributable to interest expense on office building mortgage with no comparable interest recognized in first quarter of 2005. The increase in interest expense was offset by a $6,000 decrease in corporate interest. The decrease is primarily attributable to a reduction in the amortization of deferred financing costs in the first quarter of 2006, compared to the same quarter of 2005. During 2006, $6,000 of the interest incurred was expensed and $271,000 was capitalized. During the same period in 2005, $12,000 was expensed and $343,000 was capitalized. The decrease in capitalized interest is primarily due to elimination of the LDA loans related to Parque Escorial development that was paid in full in April 2005.

Minority Interest in Consolidated Entities - Puerto Rico Operations

As a result of implementing EITF 04-05, our Puerto Rico segment now records minority interest expense related to the minority partners' share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to the minority interest are limited to the minority partners' basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.

Minority interest for the three months ended March 31, 2006 was $1,057,000. The minority interest expense in the first quarter of 2006 was primarily the result of distributions to the minority owners in excess of their basis from our consolidated apartment partnerships.

Benefit for Income Taxes - Puerto Rico Operations:

The effective tax rates for the first quarter of 2006 and 2005 are 30% and 37%, respectively. The statutory rate is 29%. The benefit for income taxes for the first quarter 2006 did not differ substantially from the statutory rate. The difference in the effective tax rate and the statutory rate for the three months ended March 31, 2005 was primarily the result of the accrual of the additional $88,000 related to the tax issue resolved during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

As of March 31, 2006, the Company had cash and cash equivalents of $20,908,000 and $19,694,000 in restricted cash. The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Three Months Ended March 31,
	2006	2005

Operating Activities	$ 1,319	$ (1,849)
Investing Activities	265	(1,988)
Financing Activities	(1,832)	5,767
Net (Decrease)/Increase in Cash	$ (248)	$ 1,930

For the three months ended March 31, 2006 operating activities provided $1,319,000 of cash flows compared to $1,849,000 of cash flows used in its operating activities for the three months ended March 31, 2005. The $3,168,000 increase in cash flows from operating activities for the first quarter of 2006 compared to the same period in 2005 is due to the phase of our homebuilding project in Puerto Rico offset by additions to community development assets, which increased $353,000 to $3,351,000 during the first three months in 2006 compared to $2,998,000 during the same period of 2005. From period to period, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the quarter ended March 31, 2006, net cash provided by investing activities was $265,000 compared to $1,988,000 of net cash used in investing activities during the first quarter of 2005. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. During the first quarter of 2006, we invested $3,464,000 in the construction of an apartment project in St. Charles. In the first quarter of 2005, our construction expenditures of $1,348,000, related to the construction of our office building in Parque Escorial. Also during the first quarter of 2006, the Company made $1,604,000 of additions to its rental operating properties compared to $699,000 of additions made in the same period in 2005. Finally, as a result of adding 11 additional properties to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, we added $4,723,000 to the operating consolidated cash balance. For further discussion of the impact at the implementation of EITF 04-05, see footnote 2 to our consolidated financial statements.

For the three months ended March 31, 2006, the Company used $1,832,000 of cash in its financing activities compared to $5,767,000 of cash provided by financing activities for the same period in 2005. Cash used in or provided by financing activities generally relates to dividend distributions to our shareholders and advances and repayment of debt. Generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. The detailed activity within our recourse and non-recourse debt instruments is discussed below within the Contractual Financial Obligations section.

Contractual Financial Obligations

The following chart reflects our contractual financial obligations as of March 31, 2006:
	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt-community
development and homebuilding	$36,159	$2,188	$16,044	$2,869	$15,058
Total recourse debt-investment properties	4,683	286	2,845	165	1,387
Total non-recourse Community Development	500	-	500	-	-
Total non-recourse debt-investment properties	218,947	10,672	20,235	10,194	177,846
Capital lease obligations	82	11	62	9	-
Operating lease obligations	1,260	320	838	102	-
Purchase obligations	48,219	26,060	22,159	-	-
Total contractual cash obligations	$ 309,850	$ 39,537	$ 62,683	$ 13,339	$ 194,291

Recourse Debt - U.S. Operations

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the "Bonds") to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issues in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.6%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements with the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.

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

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County will issue the sale of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. As per the stipulations provided for in the bond repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.

Recourse Debt - Puerto Rico Operations

Substantially all of the Company's homebuilding assets and 490 acres of community development land assets within the Puerto Rico segment are encumbered by recourse debt.  The Company obtained a construction loan in March 2004 for its current homebuilding project, Torres del Escorial. The construction loan carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $18,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales. As of March 31, 2006, construction loan advances of $5,825,000 remain available under this credit facility.

Non-Recourse Debt - U.S. Operations

As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of March 31, 2006, approximately 58% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

Non-recourse debt within our U.S. operations also includes a construction loan for a new apartment project in St. Charles. On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly owned subsidiary of the Company, obtained a non-recourse construction loan of $27,008,000 with GMAC Commercial Mortgage Corporation to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.

In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000. The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due in November 2007.

Non-Recourse Debt - Puerto Rico Operations

As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by the apartment projects.  As of March 31, 2006, approximately $1,000,000 of this debt is secured by the Federal Housing Administration ("FHA").

Non-recourse debt within our Puerto Rico operations also includes a permanent mortgage of $8,625,000 for the office building. The permanent loan facility consists of a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%.

Purchase Obligations and Other Contractual Obligations

In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment project in St. Charles, costs associated with our homebuilding project in Puerto Rico, land development contracts for the County's road projects and the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development contracts, homebuilding contracts and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development. In 2006, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

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

We are actively seeking additions to our rental property portfolio. On April 28, 2006, the Company, through its subsidiary AHP, completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. The acquisition was financed through a combination of money from the Company's new revolving line of credit and non-recourse debt financing. We are currently pursuing various opportunities to purchase additional apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. During the remaining nine months of 2006, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities. In April 2006, the Company signed a commitment for a three year $14,000,000 revolving line of credit loan secured by a first lien deed of trust on property located in St. Charles, MD.  The total commitment is $14,000,000 to be advanced on a revolving basis.  The commitment amount includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions, and land development in St. Charles.  The terms of the loan are customary for commercial lines of credit.

The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described under the section titled "Forward-Looking Statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations, distributions to shareholders and its existing contractual obligations.
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

As of March 31, 2006, there have been no material changes in the Company's financial market risk since December 31, 2005 as discussed in the Company's Annual Report on Form 10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

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

Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Not applicable

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no other changes during the Company's quarter ended March 31, 2006, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

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

Availability and creditworthiness of tenants
  We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at March 31, 2006, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

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
    The bulk of our operations are concentrated in Maryland and Puerto Rico, making us particularly vulnerable to changes in local economic conditions. In addition, if weather conditions, or a natural disaster such as a hurricane or tornado, were to impact those regions, our results of operations could be adversely impacted. Although insurance could mitigate some amount of losses from a catastrophe in those regions, it might not fully compensate us for our opportunity costs or our projected results of future operations in those regions, the market acceptance of which might be different after a catastrophe.

We depend on our relationship with Lennar for a significant portion of our U.S. segment's residential land sales revenues.

Residential land sales to Lennar within our U.S. segment amounted to $3,144,000 for the three months ended March 31, 2006 which represents 27% of the U.S. segment's revenue and 15% of our total consolidated revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results. We cannot assure you that any lost sales could be replaced on comparable terms, or at all.

Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts

As of March 31, 2006, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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

If the company were to be taxed as a corporation rather than a partnership, this would have adverse tax consequences for the company and its shareholders with respect to the income earned from our Puerto Rico operations.

The Internal Revenue Code provides that publicly traded partnerships like ACPT will, as a general rule, be taxed as corporations for U.S. federal income tax purposes, subject to certain exceptions. We have relied in the past, and expect to continue to rely on an exception to this general rule for publicly traded partnerships that earn 90% or more of their gross income for every taxable year from specified types of "qualifying income," including dividends. If we fail to meet this "qualifying income" exception or otherwise determine to be treated as a corporation for federal income tax purposes, the income we earn from our Puerto Rico operations would be subject to increased taxes.

We do not believe that there would be an increase in the U.S. income taxes that would be imposed on our U.S. operations if we were not to qualify as a partnership for U.S. income tax purposes. However, our classification as a partnership does permit us to reduce the overall taxes that we pay on the operations of our Puerto Rico subsidiary (because, in our current structure, we are taxed in Puerto Rico, but not in the United States, on those operations as a result of our partnership structure). If we were not to qualify as a partnership for U.S. tax purposes, the net result would be an incremental increase in our total tax expense on income for operations in Puerto Rico, although it is not practicable to quantify that potential impact.

The tax liabilities of our shareholders may exceed the amount of the cash distributions we make to them.

A shareholder generally will be subject to U.S. federal income tax on his or her allocable share of our taxable income, whether or not we distribute that income to you. We intend to make elections and take other actions so that, to the extent possible, our taxable income will be allocated to individual shareholders in accordance with the cash received by them. In addition, we are generally required by our Declaration of Trust to make minimum aggregate distributions, in cash or property, each year to our shareholders equal to 45% of our net taxable income, reduced by the amount of Puerto Rico taxes we pay.

If our income consists largely of cash distributions from our subsidiaries, as expected, it is likely that we will have sufficient cash to distribute to shareholders. There can be no assurance, however, that our allocations will be respected in their entirety or that we will be able to make distributions in any given year that provide each individual shareholder with sufficient cash to meet his or her federal and state income tax liabilities with respect to his or her share of our income.

A portion of the proceeds from the sale of our shares may be taxed as ordinary income.

A shareholder will generally recognize gain or loss on the sales of our shares equal to the difference between the amount realized and the shareholder's tax basis in the shares sold. Except as noted below, the gain or loss recognized by a shareholder, other than a "dealer" in our shares, on the sale or exchange of shares held for more than one year will generally be taxable as capital gain or loss. Capital gain recognized by an individual on the sale of shares held more than 12 months will generally be taxed at a maximum rate of 15%.

A portion of this gain or loss, however, may be taxable as ordinary income under Section 751 of the Code to the extent attributable to so-called "unrealized receivables," which term, for this purpose, includes stock in our Puerto Rico subsidiary to the extent that gain from our sale of that stock would be taxable to our shareholders as a dividend under Section 1248 of the Code. The amount of ordinary income attributable to "unrealized receivables" related to stock in our Puerto Rico subsidiary will be determined based on the amount of earnings and profits accumulated by our Puerto Rico subsidiary. We will provide to each selling shareholder, at the time we send the K-1 materials, a table showing the earnings and profits accumulated by our Puerto Rico subsidiary by year and the average number of our shares outstanding during the year, so that the shareholder may make a determination of the amount of earnings and profits allocable to him or her and the amount of ordinary income to be recognized on the sale. Although there is no definitive authority on the question, we believe that it is reasonable to base the allocation on the earnings and profits accumulated during the period that the shareholder held the shares that are sold and the percentage of our average number of shares outstanding that those shares represented.

The amount of unrealized receivables may exceed the net taxable capital gain that a shareholder would otherwise realize on the sale of our shares, and may be recognized even if the shareholder would realize a net taxable capital loss on the sale. Thus, a shareholder may recognize both ordinary income and capital loss upon a sale of our shares. Accordingly, a shareholder considering the sale of our shares is urged to consult a tax advisor concerning the portion of the proceeds that may be treated as ordinary income. In addition, the shareholder is required to report to us any sale of his or her shares, unless the broker effecting the transaction files a Form 1009-B with respect to the sale transaction.

Investors should be aware that tax rules relating to the tax basis and holding period of interests in a partnership differ from those rules affecting corporate stock generally, and these special rules may impact your purchases and sales of our shares in separate transactions.

The IRS has ruled that an investor who acquires interests in an entity taxed as a partnership, like ACPT, in separate transactions must combine those interests and maintain a single adjusted tax basis for those interests. Upon a sale or other disposition of less than all of the shares held by a shareholder, a portion of the shareholder's tax basis in all of his or her shares must be allocated to the shares sold using an "equitable apportionment" method, which generally means that the tax basis allocated to the shares sold bears the same relation to the shareholder's tax basis in all of the shares held as the value of the shares sold bears to the value of all of the Shares held by the shareholder immediately prior to the sale. Furthermore, Treasury Regulations under Section 1223 of the Code generally provide that if a shareholder has acquired shares at different times, the holding period of the transferred shares shall be divided between long-term and short-term capital gain or loss in the same proportions as the long-term and short-term capital gain or loss that the shareholder would realize if the all of the shareholder's shares were transferred in a fully taxable transaction immediately before the actual transfer. The Regulations provide, however, a special rule that allows a selling shareholder who can identify shares transferred with an ascertainable holding period to elect to use the actual holding period of the shares transferred.

Thus, according to the ruling discussed above, a shareholder will be unable to select high or low basis shares to sell as would be the case with shares of entities treated as corporations for federal income tax purposes, but, according to the regulations, may designate specific shares for purposes of determining the holding period of the shares transferred. A shareholder electing to use the actual holding period of shares transferred must consistently use that identification method for all subsequent sales or exchanges of shares. A shareholder considering the purchase of additional shares or a sale of shares purchased in separate transactions is urged to consult his tax advisor as to the possible consequences of the ruling and the application of these Treasury Regulations.

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
AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 15, 2006	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: May 15, 2006	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer