Form 10-Q
period 2006-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2006-08-11
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 7, 2006, there were 5,197,954 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
JUNE 30, 2006

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues
Rental property revenues	$26,138	$10,828
Community development-land sales	6,626	12,721
Homebuilding-home sales	11,259	-
Management and other fees, substantially all from related entities	565	1,697
Reimbursement of expenses related to managed entities	1,104	3,227
Total revenues	45,692	28,473

Expenses
Rental property operating expenses	12,343	4,374
Cost of land sales	3,666	8,880
Cost of home sales	8,521	21
General, administrative, selling and marketing	5,007	5,415
Depreciation and amortization	4,074	1,950
Expenses reimbursed from managed entities	1,104	3,227
Total expenses	34,715	23,867

Operating income	10,977	4,606

Other income (expense)
Interest and other income	218	646
Equity in earnings from unconsolidated entities	343	628
Interest expense	(7,200)	(3,379)
Minority interest in consolidated entities	(2,666)	(238)

Income before provision for income taxes	1,672	2,263
Provision for income taxes	714	747

Net income	$958	$1,516

Earnings per share
Basic and diluted	$0.18	$0.29
Weighted average shares outstanding
Basic and diluted	5,198	5,192
Cash dividends per share	$0.63	$0.20

Note: The income statement for the six months ended June 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues
Rental property revenues	$13,347	$5,487
Community development-land sales	2,682	8,973
Homebuilding-home sales	7,234	-
Management and other fees, substantially all from related entities	275	970
Reimbursement of expenses related to managed entities	532	1,650
Total revenues	24,070	17,080

Expenses
Rental property operating expenses	6,388	2,281
Cost of land sales	1,430	6,236
Cost of home sales	5,487	11
General, administrative, selling and marketing	2,342	2,711
Depreciation and amortization	2,101	942
Expenses reimbursed from managed entities	532	1,650
Total expenses	18,280	13,831

Operating income	5,790	3,249

Other income (expense)
Interest and other income	89	521
Equity in earnings from unconsolidated entities	173	283
Interest expense	(3,699)	(1,623)
Minority interest in consolidated entities	(1,601)	(212)

Income before provision for income taxes	752	2,218
Provision for income taxes	295	742

Net income	$457	$1,476

Earnings per share
Basic and diluted	$0.09	$0.28
Weighted average shares outstanding
Basic and diluted	5,198	5,192
Cash dividends per share	$0.10	$0.10

Note: The income statement for the three months ended June 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of	As of
	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$143,496	$76,578
of $139,631 and $46,412 respectively
Land and development costs	60,041	54,232
Condominiums under construction	13,454	17,621
Rental projects under construction or development	12,205	4,458
Investments in real estate, net	229,196	152,889

Cash and cash equivalents	13,465	21,156
Restricted cash and escrow deposits	21,326	8,925
Investments in unconsolidated real estate entities	6,657	9,738
Receivable from bond proceeds	16,873	8,422
Accounts receivable	1,853	1,332
Deferred tax assets	16,167	5,610
Property and equipment, net of accumulated depreciation	1,138	1,182
Deferred charges and other assets, net of amortization of
$2,127 and $898 respectively	10,829	7,831

Total Assets	$317,504	$217,085

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$236,327	$119,865
Recourse debt	42,481	32,981
Accounts payable and accrued liabilities	20,349	19,243
Deferred income	4,091	3,961
Accrued current income tax liability	1,178	6,545
Total Liabilities	304,426	182,595

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value, 10,000,000 shares authorized,
5,197,954 shares issued and outstanding as of
June 30, 2006 and December 31, 2005	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,066	17,066
Retained earnings (deficit)	(3,664)	17,748
Total Shareholders' Equity	13,078	34,490

Total Liabilities and Shareholders' Equity	$317,504	$217,085

Note: The balance sheet as of June 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Earnings	Earnings
	Number	Value	Stock	Capital	(Deficit)	Total

Balance December 31, 2005 (Audited)	5,197,954	$52	$(376)	$17,066	$17,748	$34,490
Net income	-	-	-	-	958	958
Dividends paid	-	-	-	-	(3,232)	(3,232)
Cumulative effect of change in accounting for EITF 04-05	-	-	-	-	(19,138)	(19,138)
Balance June 30, 2006 (Unaudited)	5,197,954	$52	$(376)	$17,066	$(3,664)	$13,078
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands)
(Unaudited)

	2006	2005

Cash Flows from Operating Activities
Net income	$958	$1,516
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,074	1,950
Deficit distribution to minority interests	2,646	179
Benefit for deferred income taxes	(716)	(3,495)
Equity in earnings-unconsolidated entities	(343)	(628)
Cost of sales-community development	3,666	8,880
Cost of sales-homebuilding	8,521	21
Stock based compensation expense	102	655
Minority interest in consolidated entities	2,666	238
Amortization of deferred loan costs	275	312
Changes in notes and accounts receivable	175	291
Additions to community development assets	(9,475)	(10,214)
Homebuilding-construction expenditures	(4,354)	(5,976)
Deferred income	130	-
Changes in accounts payable, accrued liabilities	(6,255)	4,498
Net cash provided by (used in) operating activities	2,070	(1,773)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(7,747)	(1,957)
Distribution from land real estate joint venture	-	1,160
Cash from newly consolidated properties	4,723	-
Change in investments-unconsolidated apartment partnerships	-	1,116
Change in investments-unconsolidated commercial partnerships	338	356
Change in restricted cash	560	112
Additions to rental operating properties, net	(20,193)	(2,043)
Other assets	(521)	(347)
Net cash used in investing activities	(22,840)	(1,603)

Cash Flows from Financing Activities
Cash proceeds from debt financing	37,279	18,245
Payment of debt	(19,399)	(12,416)
County Bonds proceeds, net of undisbursed funds	1,077	1,214
Payments of distributions to minority interests	(2,646)	(179)
Dividends paid to shareholders	(3,232)	(1,024)
Net cash provided by financing activities	13,079	5,840

Net (Decrease) Increase in Cash and Cash Equivalents	(7,691)	2,464
Cash and Cash Equivalents, Beginning of Year	21,156	16,138
Cash and Cash Equivalents, June 30,	$13,465	$18,602
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

(1)	ORGANIZATION

American Community Properties Trust ("ACPT") is a self-managed holding company that is primarily engaged in the investment of rental properties, property management services, community development, and homebuilding. These operations are concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development U.S., Inc. ("ALD") and IGP Group Corp. ("IGP Group") and their subsidiaries.
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

Basis of Presentation
The accompanying consolidated financial statements include the accounts of ACPT and its subsidiaries and partnerships, after eliminating all intercompany transactions. Unless the context otherwise requires, all of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company” or “ACPT.”
The Company consolidates entities which are not variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003) (“FIN 46 (R)”) in which it owns, directly or indirectly, a majority voting interest in the entity. In addition, beginning January 1, 2006, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights in accordance with Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," (“EITF 04-05”).
As of December 31, 2005, the consolidated group included ACPT and its four major subsidiaries, ARPT, ARMC, ALD and IGP Group. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P. (“AHP”), St. Charles Community, LLC, Interstate General Properties Limited Partnership S.E., Land Development Associates, S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Sheffield Greens Apartments, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership.
Beginning January 1, 2006, as a result of EITF 04-05, the consolidated group also includes the following properties: Alturas del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates S.E., Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Historically, these partnerships had been recorded using the equity method of accounting.
On April 28, 2006, the Company, through its subsidiary AHP, completed the acquisition of two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. We allocated the purchase price of acquired properties to land, building and in-place leases based on the relative fair value of each component in accordance with SFAS No. 141, “Business Combinations.” The acquisitions of Milford I and Milford II are included within our results of operations from the date of acquisition, April 28, 2006.
The Company's investment in the four real estate entities that it does not control, does not serve as the general partner, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K/A for the year ended December 31, 2005. The operating results for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

Increase (decrease)
Operating real estate, net of accumulated depreciation	$53,282
Cash and cash equivalents	4,723
Investments in unconsolidated real estate entities	(920)
Deferred tax assets	9,841
All other assets	11,618
Total assets	$78,544

Non-recourse debt	$98,556
All other liabilities	(874)
Shareholders’ equity	(19,138)
Total liabilities and shareholders’ equity	$78,544

The Company recorded an overall reduction to retained earnings of $19.1 million in a manner similar to a cumulative effect of a change in accounting principle. The retained earnings impact is net of a deferred tax asset recorded of $9.8 million related to temporary differences arising from the negative deficits absorbed by the Company as a result of consolidating the partnerships.

The impact to our consolidated statements of income for the six months ended June 30, 2006 is summarized as follows:

	Balance prior		Six Months
	to the		Ended
	Implementation	Increase	June 30,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$12,524	$13,614	$26,138
Management and other fees	1,477	(912)	565
Reimbursement of expenses related to managed entities	3,181	(2,077)	1,104
Total revenues	35,067	10,625	45,692

Rental property operating expenses	5,512	6,831	12,343
Depreciation and amortization	2,212	1,862	4,074
Expenses reimbursed from managed entities	3,181	(2,077)	1,104
Total expenses	28,099	6,616	34,715

Operating income	6,968	4,009	10,977

Equity in earnings from unconsolidated entities	510	(167)	343
Interest expense	(3,737)	(3,463)	(7,200)
Minority interest in consolidated entities	(214)	(2,452)	(2,666)

Income (loss) before provision (benefit) for income taxes	3,745	(2,073)	1,672
Provision (benefit) for income taxes	1,373	(659)	714

Net income	2,372	(1,414)	958

Earnings per share basic and diluted	$0.46	$(0.28)	$0.18

The impact to our consolidated statements of income for the three months ended June 30, 2006 is summarized as follows:

	Balance prior		Three Months
	to the		Ended
	Implementation	Increase	June 30,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$6,499	$6,848	$13,347
Management and other fees	750	(475)	275
Reimbursement of expenses related to managed entities	1,617	(1,085)	532
Total revenues	18,782	5,288	24,070

Rental property operating expenses	2,865	3,523	6,388
Depreciation and amortization	1,167	934	2,101
Expenses reimbursed from managed entities	1,617	(1,085)	532
Total expenses	14,908	3,372	18,280

Operating income	3,874	1,916	5,790

Equity in earnings from unconsolidated entities	234	(61)	173
Interest expense	(1,958)	(1,741)	(3,699)
Minority interest in consolidated entities	(206)	(1,395)	(1,601)

Income (loss) before provision (benefit) for income taxes	2,033	(1,281)	752
Provision (benefit) for income taxes	709	(414)	295

Net income	1,324	(867)	457

Earnings per share basic and diluted	$0.26	$(0.17)	$0.09

In prior periods, we used the equity method of accounting to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-05. Under the equity method of accounting, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of the partnership income or loss that is recognized using the equity method of accounting. However, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners’ basis in the property, generally accepted accounting principles require that the consolidating partner record a charge equal to the amount of such excess distribution. Certain of the partnerships that we consolidated in accordance with EITF 04-05 had deficits in equity that resulted from distributions made to the partners in excess of basis and losses during prior periods when we accounted for our investment using the equity method of accounting. We would have been required to recognize the non-controlling partners’ share of those distributions in excess of basis and losses had we consolidated these entities in prior periods.

Cash Dividends

As announced on March 10, 2006, the Company entered into a closing agreement with the United States Internal Revenue Service ("IRS") by which the Company will maintain its publicly traded partnership ("PTP") status for U.S. federal income tax purposes.  The closing agreement with the IRS required the Company to report approximately $5.0 million to shareholders as taxable income on March 29, 2006.  Under the terms of the Company's governing documents, the Company was required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders.  Accordingly, the Board of Trustees declared a dividend of $0.43 per share, or approximately $2,230,000 in the aggregate, that was paid on April 12, 2006 to shareholders of record on March 29, 2006.

On March 30, 2006, the Board of Trustees declared a cash dividend of $0.10 per share, paid on April 27, 2006 to shareholders of record on April 13, 2006. On May 15, 2006, the Board of Trustees declared a $0.10 cash dividend paid on June 13, 2006 to shareholders of record on May 30, 2006.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:
•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

The table below presents the major classes of depreciable assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)

Land	$23,649	$10,065
Building	240,184	102,140
Building improvements	12,160	4,525
Equipment	7,134	6,260
	283,127	122,990
Accumulated depreciation	139,631	46,412
Operating properties, net	$143,496	$76,578

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,138,000 and $1,182,000, net of accumulated depreciation, respectively, as of June 30, 2006 and December 31, 2005 respectively.

Depreciation
Total depreciation expense was $4,074,000 and $1,950,000 for the six months ended June 30, 2006 and 2005, respectively, and $2,101,000 and $942,000 for the three months ended June 30, 2006 and 2005, respectively.

Reclassifications

Certain amounts from prior years have been reclassified to conform to our current year's presentation. This includes the reclassification of the Company’s consolidated balance sheet as of December 31, 2005 to conform to the revised presentation elected as of January 1, 2006. The revised presentation as of June 30, 2006 is more condensed than prior periods and categorizes assets and liabilities by type.

Impact of Recently Issued Accounting Standards

SFAS 123(R)
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123, which is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative.  In addition, this revision requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments at their fair value.  The use of intrinsic value for liability instruments is no longer allowed for public entities.
The Company implemented the provisions of SFAS No. 123(R) as of January 1, 2006, the impact of which was not material on the Company’s financial position or results of operations.

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

FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 (R) in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". For entities that are considered variable interest entities under FIN 46(R), the Company performs an assessment to determine the primary beneficiary of the entity as required by FIN 46(R). The Company accounts for variable interest entities in which the Company is not a primary beneficiary and does not bear a majority of the risk of expected loss in accordance with the equity method of accounting.
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

Apartment Partnerships
On January 1, 2006, the Company adopted EITF 04-05 which now requires us to consolidate 11 additional partnerships, which historically, were recorded using the equity method of accounting (refer to Note 2). The unconsolidated apartment partnerships as of June 30, 2006 include two partnerships owning 110 rental units compared to 13 partnerships owning 3,463 rental units in 16 apartment complexes as of June 30, 2005. The two remaining unconsolidated complexes are owned by Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership.
We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company is exposed to losses for Brookside of $199,000 and Lakeside of $172,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. At that time, a limited liability company, St. Charles Active Adult Community, LLC, was formed to carry out the terms of this agreement whereby Lennar and the Company would each hold a 50% ownership interest in the limited liability company. The joint venture's operating agreement calls for the development of 352 lots to be sold to Lennar's homebuilding division under a purchase agreement starting in the end of 2005. The Company will manage the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan which was amended in June 2006. Per the amended terms of the loan, both the Company and Lennar provided development completion guarantees and Lennar is required to purchase a minimum of 100 lots per year; therefore the joint venture is required to develop 100 lots per year. During the first six months of 2006, the joint venture did not sell any lots to Lennar’s homebuilding division.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment partnerships from the commercial partnerships as well as our 50% ownership interest in the land development joint venture, which are all accounted for as “investments in unconsolidated real estate entities” on the balance sheet.

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
June 30, 2006	$5,231	$28,334	$14,234	$47,799
December 31, 2005	77,830	28,464	11,947	118,241
Total Non-Recourse Debt
June 30, 2006	3,268	23,475	6,173	32,916
December 31, 2005	101,848	23,120	4,019	128,987
Total Other Liabilities
June 30, 2006	1,245	852	1,127	3,224
December 31, 2005	9,782	1,516	994	12,292
Total (Deficit) Equity
June 30, 2006	718	4,006	6,934	11,658
December 31, 2005	(33,800)	3,828	6,934	(23,038)
Company's Investment, net (1)
June 30, 2006	-	4,829	1,828	6,657
December 31, 2005	(1,597)	4,824	1,828	5,055

Summary of Operations
Total Revenue
Six Months Ended June 30, 2006	392	1,828	-	2,220
Six Months Ended June 30, 2005	13,871	1,827	-	15,698
Three Months Ended June 30, 2006	193	915	-	1,108
Three Months Ended June 30, 2005	6,956	913	-	7,869
Net Income
Six Months Ended June 30, 2006	(58)	926	-	868
Six Months Ended June 30, 2005	1,017	898	(3)	1,912
Three Months Ended June 30, 2006	(31)	468	-	437
Three Months Ended June 30, 2005	361	466	(3)	824
Company's Recognition of Equity in Earnings
Six Months Ended June 30, 2006	-	343	-	343
Six Months Ended June 30, 2005	256	372	-	628
Three Months Ended June 30, 2006	-	173	-	173
Three Months Ended June 30, 2005	104	179	-	283

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Cash Flows:
Cash Flows from Operating Activities
Six Months Ended June 30, 2006	$77	$1,032	$132	$1,241
Six Months Ended June 30, 2005	3,196	875	42	4,113
Three Months Ended June 30, 2006	24	173	721	918
Three Months Ended June 30, 2005	1,020	7	42	1,069
Company's Share of Cash Flows from Operating Activities
Six Months Ended June 30, 2006	1	467	66	534
Six Months Ended June 30, 2005	1,014	396	21	1,431
Three Months Ended June 30, 2006	-	78	361	439
Three Months Ended June 30, 2005	313	(3)	21	331
Operating Cash Distributions
Six Months Ended June 30, 2006	-	747	-	747
Six Months Ended June 30, 2005	2,478	753	2,320	5,551
Three Months Ended June 30, 2006	-	388	-	388
Three Months Ended June 30, 2005	993	341	2,320	3,654
Company's Share of Operating Cash Distributions
Six Months Ended June 30, 2006	-	339	-	339
Six Months Ended June 30, 2005	1,075	356	1,160	2,591
Three Months Ended June 30, 2006	-	176	-	176
Three Months Ended June 30, 2005	398	154	1,160	1,712
Refinancing Cash Distributions
Six Months Ended June 30, 2006	-	-	-	-
Six Months Ended June 30, 2005	100	-	-	100
Three Months Ended June 30, 2006	-	-	-	-
Three Months Ended June 30, 2005	100	-	-	100
Company's Share of Refinancing Cash Distributions
Six Months Ended June 30, 2006	-	-	-	-
Six Months Ended June 30, 2005	1	-	-	1
Three Months Ended June 30, 2006	-	-	-	-
Three Months Ended June 30, 2005	1	-	-	1

Notes:
(1) Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at June 30, 2006 and December 31, 2005 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	June 30,	December 31,
	From/To	From/To	2006	2005
			(unaudited)	(audited)
Recourse Debt
Community Development (b), (c), (d)	06-30-07/03-01-21	4%-P+1%	$30,221	$14,161
Homebuilding (e)	10-31-07	P	7,514	13,905
Investment Properties (f)	05-15-07/01-23-13	P+1.25%/6.98%	4,615	4,752
General obligations (g)	07-29-07/05-01-10	Non-interest bearing/5.99%	131	163
Total Recourse Debt			42,481	32,981

Non-Recourse Debt
Community Development (h)	11-23-07	Non-interest bearing	500	500
Investment Properties (i), (j), (k)	04-30-09/08-01-47	4.95%/10%	235,827	119,365
Total Non-Recourse Debt			236,327	119,865
Total Debt			$278,808	$152,846

(a)	"P" = Prime lending interest rate. (The prime rate at June 30, 2006 was 8.25%)
(b)
As of June 30, 2006, $22,689,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

(c)
On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD. The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. As of June 30, 2006, the Company borrowed $6,700,000 on the Revolver.

(d)	The remainder of the outstanding balance of our community development recourse debt, $800,000, is fully collateralized by approximately 490 acres within Parque El Commandante.
(e)
The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid by the proceeds from home sales.

(f)
As of June 30, 2006 and December 31, 2005, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a 2 year, $3,000,000 recourse note with Columbia Bank that the Company obtained in June 2005.  The loan with Columbia Bank carries a fixed interest rate of 6.98% and requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.

(g)	The general recourse debt outstanding as of June 30, 2006 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes.
(h)
In the fourth quarter 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000. The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007.  The Company plans to annex the land into the St. Charles mater plan community.

(i)
The non-recourse debt related to the investment properties is collateralized by the apartment projects. As of June 30, 2006, approximately $88,330,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. The non-recourse debt balance is also composed of an $8,618,000 mortgage on the office building in Parque Escorial. The mortgage is a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%. The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens). As of June 30, 2006, the balance of the construction loan was $10,978,000.

(j)
On April 5, 2006, the non-recourse mortgage for one of our consolidated apartment properties in Puerto Rico, Colinas de San Juan Associates L.P., was refinanced with a ten-year, 6.59% non-recourse mortgage loan of $9,680,000. The proceeds from the refinancing were used for capital improvements at the property site and distributions to the general and limited partners.

(k)	On April 28, 2006, the Company, through its subsidiary AHP, completed the acquisition of two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. The acquisition was financed through a combination of $11,836,000 of non-recourse notes and borrowing $3,755,000 from the Revolver which included funding improvement escrows and payment of closing costs.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of June 30, 2006, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
 Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  In March 2006, the Charles County Commissioners issued the last tranche of Bonds on behalf of the Company in conjunction with the roadway construction project.  The Bonds bear interest rates from 4% to 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period by the Charles County Commissioners as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to Charles County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of these bonds were issued for this project. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.
As of June 30, 2006, ACPT is guarantor of $23,578,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreements and Arrangements
ACPT entered into a consulting and retirement compensation agreement with Interstate General Company L.P.’s (“IGC”) founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). IGC was the predecessor company to ACPT. Under the terms of the Consulting Agreement, the Company will pay Mr. Wilson $200,000 per year through October 2008.

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of June 30, 2006, ACPT has guaranteed $34,036,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $8,314,000 of its subsidiaries' outstanding debt. LDA guaranteed $7,514,000 of outstanding debt owed by its subsidiary. In addition, St. Charles Community LLC guaranteed $11,347,000 of outstanding debt owed by AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture. We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2006	2005	2006	2005

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$19	$1,135	$9	$683
Affiliates of J. Michael Wilson, CEO and Chairman		248	244	117	122
		$267	$1,379	$126	$805
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(B1)	$19	$69	$-	$37
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A )	5	(18)	(1)	(8)
Reimbursement to IBC for ACPT’s share of J. Michael Wilson's salary		188	175	94	87
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(5)	(9)	(2)	(5)
James J. Wilson, IGC chairman and director	(B2)	100	100	50	50
Thomas J. Shafer, Trustee	(B3)	30	21	15	10
		$337	$338	$156	$171

				Balance	Balance
				June 30,	December 31,
				2006	2005
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party partners, net of reserves				$-	$506
Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$85	$108
				$85	$108

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
Effective April 30, 2006, ARMC’s management agreement with Chastleton Associates LP terminated due to the fact that the apartment property was sold to a third party. The property was previously owned by an affiliate. Management fees generated by this property accounted for less than 1% of the Company’s total revenue. The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006.

(B) Other

Other transactions with related parties are as follows:

(1)
In 2005, the Company rented executive office space and other property from an affiliate in the United States pursuant to a lease that expires in 2010. In management’s opinion, all leases with affiliated persons were on terms at least as favorable as these generally available from unaffiliated persons for comparable property. Effective January 27, 2006, the office building was sold to a third party who assumed the Company’s lease agreements.

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
In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000 to the Company in January 2005. The note bears interest at a rate of prime plus 2% with a ceiling rate of 9% and matures on December 3, 2009. The note is payable in three installments, the first installment of $250,000 is due on December 3, 2007, the second installment of $250,000 is due on December 3, 2008 and the balance is due on December 3, 2009. The Company will recognize the $1,500,000 as income as the cash payments on the note are received. El Monte will distribute any remaining cash when it winds up its affairs.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,024,000 for the six months ended June 30, 2006 which represents 22% of the U.S. segment's revenue and 11% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the six and three months ended June 30, 2006.
During the second quarter of 2005, the Company sold commercial land for $7,448,000 to Jalexis, Inc. within our Puerto Rico segment. That commercial land sale represented 64% of the Puerto Rico segment's revenue and 26% of our consolidated revenue for the six months ended June 30, 2005, and 91% of the Puerto Rico segment’s revenue and 44% of the consolidated revenue for the three months ended June 30, 2005. No other customers accounted for more than 10% of our consolidated revenue in the six and three months ended June 30, 2006.

The following presents the segment information for the six months ended June 30, 2006 and 2005 (in thousands):

	United	Puerto	Inter-
Six Months (Unaudited)	States	Rico	Segment	Total
2006:
Rental property revenues	$15,606	$10,532	$-	$26,138
Rental property operating expenses	7,155	5,188	-	12,343
Land sales revenue	6,626	-	-	6,626
Cost of land sales	3,666	-	-	3,666
Home sales revenue	-	11,259	-	11,259
Cost of home sales	-	8,521	-	8,521
Management and other fees	269	296	-	565
General, administrative, selling and marketing expense	3,396	1,611	-	5,007
Depreciation and amortization	2,275	1,799	-	4,074
Operating income	6,009	4,968	-	10,977
Interest income	59	60	(18)	101
Equity in earnings from unconsolidated entities	-	343	-	343
Interest expense	4,048	3,170	(18)	7,200
Minority interest in consolidated entities	312	2,354	-	2,666
Income (loss) before provision for income taxes	1,710	(38)	-	1,672
Income tax provision (benefit)	729	(15)	-	714
Net income (loss)	981	(23)	-	958
Gross profit on land sales	2,960	-	-	2,960
Gross profit (loss) on home sales	-	2,738	-	2,738
Total assets	208,106	109,767	(369)	317,504
Additions to long lived assets	24,208	908	-	25,116
2005:
Rental property revenues	$10,828	$-	$-	$10,828
Rental property operating expenses	4,374	-	-	4,374
Land sales revenue	2,324	10,397	-	12,721
Cost of land sales	1,547	7,492	(159)	8,880
Home sales revenue	-	-	-	-
Cost of home sales	-	21	-	21
Management and other fees	505	1,194	(2)	1,697
General, administrative, selling and marketing expense	3,731	1,686	(2)	5,415
Depreciation and amortization	1,888	62	-	1,950
Operating income	2,117	2,330	159	4,606
Interest income	91	371	(382)	80
Equity in earnings from unconsolidated entities	73	555	-	628
Interest expense	3,544	145	(310)	3,379
Minority interest in consolidated entities	238	-	-	238
(Loss) Income before (benefit) provision for income taxes	(1,499)	3,674	88	2,263
Income tax (benefit) provision	(548)	1,295	-	747
Net (loss) income	(951)	2,379	88	1,516
Gross profit on land sales	777	2,905	159	3,841
Gross profit on home sales	-	(21)	-	(21)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	5,323	1,290	-	6,613

The following presents the segment information for the three months ended June 30, 2006 and 2005 (in thousands):
	United	Puerto	Inter-
Three Months (Unaudited)	States	Rico	Segment	Total
2006:
Rental property revenues	$8,059	$5,288	$-	$13,347
Rental property operating expenses	3,725	2,663	-	6,388
Land sales revenue	2,682	-	-	2,682
Cost of land sales	1,440	(10)	-	1,430
Home sales revenue	-	7,234	-	7,234
Cost of home sales	-	5,487	-	5,487
Management and other fees	128	147	-	275
General, administrative, selling and marketing expense	1,605	737	-	2,342
Depreciation and amortization	1,199	902	-	2,101
Operating income	2,900	2,890	-	5,790
Interest income	34	15	(18)	31
Equity in earnings from unconsolidated entities	-	173	-	173
Interest expense	2,115	1,602	(18)	3,699
Minority interest in consolidated entities	304	1,297	-	1,601
Income before provision for income taxes	515	237	-	752
Income tax provision	228	67	-	295
Net income	287	170	-	457
Gross profit on land sales	1,242	10	-	1,252
Gross profit (loss) on home sales	-	1,747	-	1,747
Total assets	208,106	109,767	(369)	317,504
Additions to long lived assets	20,228	842	-	21,070
2005:
Rental property revenues	$5,487	$-	$-	$5,487
Rental property operating expenses	2,281	-	-	2,281
Land sales revenue	1,525	7,448	-	8,973
Cost of land sales	1,025	5,329	(118)	6,236
Home sales revenue	-	-	-	-
Cost of home sales	-	11	-	11
Management and other fees	264	707	(1)	970
General, administrative, selling and marketing expense	1,862	850	(1)	2,711
Depreciation and amortization	911	31	-	942
Operating income	1,197	1,934	118	3,249
Interest income	42	166	(191)	17
Equity in earnings from unconsolidated entities	49	234	-	283
Interest expense	1,705	79	(161)	1,623
Minority interest in consolidated entities	212	-	-	212
(Loss) Income before (benefit) provision for income taxes	(630)	2,759	89	2,218
Income tax (benefit) provision	(216)	958	-	742
Net (loss) income	(414)	1,801	89	1,476
Gross profit on land sales	500	2,119	118	2,737
Gross profit on home sales	-	(11)	-	(11)
Total assets	146,083	68,122	(10,058)	204,147
Additions to long lived assets	4,114	452	-	4,566

(8)	SUBSEQUENT EVENTS

Cash Dividend
On August 10, 2006, the Board of Trustees declared a $0.10 per share cash dividend on its common shares, payable on September 8, 2006 to shareholders of record on August 24, 2006.

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

RESTATEMENT AND INTERNAL CONTROL REMEDIATION MATTERS
During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. To correct the errors discovered, the Company restated its financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and its Forms 10-Q for the first two quarters of fiscal 2005.  The Company has evaluated the effectiveness of its internal control over accounting for income taxes as of June 30, 2006, and has determined that the accounting errors referenced above and the potential for additional misstatements indicate a material weakness in internal control over accounting for income taxes.  The Company is taking steps to ensure that the material weakness is remediated, including the retention of additional international tax advisors and providing our in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and enable the Company to more effectively manage its internal and third-party tax professionals.

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
Refer to the Company’s 2005 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated partnerships, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the six months ended June 30, 2006 there were no material changes to our policies, except as noted below.

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

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2006 (unaudited) with the results of operations of the Company for the six and three months ended June 30, 2005 (unaudited). As a result of implementing EITF 04-05, our year to date net income, on a consolidated basis, was reduced by $1,414,000 and our quarterly net income, on a consolidated basis, was reduced by $867,000. Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:
For the six months ended June 30, 2006 our U.S. segment generated $6,009,000 of operating income compared to $2,117,000 of operating income generated by the segment for the same period in 2005. For the three months ended June 30, 2006, our U.S. segment generated $2,900,000 of operating income compared to $1,197,000 of operating income for the three months ended June 30, 2005. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
In the prior period, 13 U.S. based apartment properties in which we hold an ownership interest qualified for the consolidation method of accounting. Beginning January 1, 2006, two additional properties, Huntington Associates Limited Partnership (“Huntington”) and Essex Apartments Associates Limited Partnership (“Essex”), qualified for consolidation under the new provisions of EITF 04-05. The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest expense.
On May 23, 2005, the Company acquired the assets of Nottingham Apartments LLC, in Baltimore, Maryland containing 85 units for approximately $3,000,000. On April 28, 2006, the Company completed the acquisition of two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. All of the acquired properties are being operated as market rate properties.
As of June 30, 2006, eleven of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The following table presents the results of rental property revenues and operating expenses for the six and three months periods ended June 30, 2006 and 2005 ($ in thousands):

($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative difference
Rental property revenues
Six months ended	$15,606	$3,219	$12,387	$10,828	$1,559
Three months ended	$8,059	$1,628	$6,431	$5,487	$944

Rental operating expenses
Six months ended	$7,155	$1,925	$5,230	$4,374	$856
Three months ended	$3,725	$1,006	$2,719	$2,281	$438

Six months ended
Rental property revenues, on a comparable basis, increased $1,559,000 to $12,387,000 for the six months ended June 30, 2006 compared to $10,828,000 for the same period in 2005. The 14% increase in our rental property revenue during the first half of 2006 was primarily due to our apartment acquisitions in May 2005 and April 2006 which added $590,000. The increase was also attributable to an overall rent increase of 6% resulting in an additional $389,000 of rental property income, a reduction in vacancies of $233,000, a benefit of $261,000 resulting from the completion of the amortization of acquired intangible leases for Owings Chase and Prescott Square in 2005, and an increase in our other revenues, such as corporate unit fees, cable income and recovery of bad debts totaling $86,000.
The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property revenues by $3,219,000 for the six months ended June 30, 2006. Although not included in the consolidated results for six months ended June 30, 2005, rental property revenues for Huntington and Essex were $3,217,000, which is consistent with the rental property revenue for the six months ended June 30, 2006.

Rental property operating expenses, on a comparable basis, increased $856,000 in the first half of 2006 to $5,230,000 compared to $4,374,000 for the first half of 2005. The 20% increase in our rental property operating expenses during the first six months of 2006 is the result of our apartment acquisitions in May 2005 and April 2006 which increased our operating expenses by $323,000, additional operating and maintenance costs due to project wide cleaning and increased security which added $242,000, an increase in administrative expenses of $179,000, increases in utilities expenses of $84,000, and increases in insurance and taxes of $25,000.
The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property operating expenses by $1,925,000 for the six months ended June 30, 2006. Although not included in the consolidated results for six months ended June 30, 2005, operating expenses for Huntington and Essex were $1,469,000. The $456,000 increase was related to increased repairs and maintenance expenses primarily related to rehabilitation of units, project wide cleaning, grounds, maintenance supplies and painting, as well as maintenance salaries and security.

Three months ended
Rental property revenues, on a comparable basis, increased $944,000 to $6,431,000 for the three months ended June 30, 2006 compared to $5,487,000 for the same period in 2005. The 17% increase in our rental property revenue during the second quarter of 2006 was primarily due to our apartment acquisitions in May 2005 and April 2006 which added $442,000. The increase was also attributable to an overall rent increase resulting in an additional $234,000 in rental property revenue, a reduction in vacancies of $138,000 and a benefit of $89,000 resulting from the completion of the amortization of acquired intangible leases for Owings Chase and Prescott Square in 2005.
The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property revenues by $1,628,000 for the three months ended June 30, 2006. Although not included in the consolidated results for the three months ended June 30, 2005, rental property revenues for Huntington and Essex were $1,616,000, which is consistent with the rental property revenues for the three months ended June 30, 2006.
Rental property operating expenses, on a comparable basis, increased $438,000 in the second quarter of 2006 to $2,719,000 compared to $2,281,000 for the first quarter of 2005. The 19% increase in our rental property operating expenses in the second quarter of 2006 is the result of our apartment acquisitions in May 2005 and April 2006 which increased expenses by $219,000, additional operating and maintenance costs due to project wide cleaning and increased security which added $131,000 of rental property operating expenses and an increase in administrative expenses of $72,000.
The addition of Huntington and Essex to the consolidation as a result of EITF 04-05 increased rental property operating expenses by $1,006,000 for the three months ended June 30, 2006. Although not included in the consolidated results for the three months ended June 30, 2005, operating expenses for Huntington and Essex were $841,000. The $165,000 increase was related to increased repairs and maintenance expenses primarily related to rehabilitation of units, project wide cleaning, grounds, maintenance supplies and painting, as well as maintenance salaries and security.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales revenue increased $4,302,000 to $6,626,000 for the six months ended June 30, 2006 compared to $2,324,000 for the six months ended June 30, 2005. Community development land sales revenue increased $1,157,000 to $2,682,000 for the three months ended June 30, 2006 compared to $1,525,000 for the three months ended June 30, 2005.

Residential Land Sales
For the six months ended June 30, 2006, we delivered 26 residential lots to Lennar, recognizing as revenue an average price of $127,560 per lot, which includes the initial recognition of $125,000 per lot plus water and sewer fees, road fees and other off-site fees. For the six months ended June 30, 2005, we delivered 10 residential lots to Lennar at an average selling price of $103,000 per lot which includes the initial recognition of $100,000 per lot plus water and sewer fees, road fees and other off-site fees. As of June 30, 2006, we had 28 developed residential lots ready for delivery.
For the three months ended June 30, 2006, we delivered 6 residential lots to Lennar at an average selling price of $127,560 per lot compared to 10 residential lots delivered to Lennar during the second quarter of 2005 at an average selling price of $103,000 per lot.
Prices for our residential lots reflect the healthy housing market and increased home prices in Charles County in 2005 which have remained steady in 2006. The current selling price of new town-homes in this area is in excess of $300,000 while single-family homes in Fairway Village are selling in excess of $450,000.
During the first six months of 2006 and 2005 we also recognized $1,707,000 and $1,248,000, respectively, of additional revenue for lots that were previously sold to Lennar in 2005 and 2004. During the second quarter of 2006 and 2005, we recognized $1,115,000 and $499,000, respectively, of additional revenue for lots previously sold to Lennar. This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the six months ended June 30, 2006, we sold 10.46 commercial acres in St. Charles for $1,602,000 and during the three months ended June 30, 2006, we sold 7.81 commercial acres in St. Charles for $802,000. For the six and three months ended June 30, 2005, we sold 0.3 commercial acres $50,000. As of June 30, 2006, our backlog contained 10.2 commercial acres under contract for a total of $3,875,000.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to a newly formed joint venture with Lennar in exchange for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to Lennar’s homebuilding division. The Company serves as the managing agent for the project and receives a 3% management fee. The Company recorded deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture and deferred costs related to 50% of the cost basis of the land. We expect to recognize the profit on the portion of land transferred as lots are sold by Lennar through the amortization of previously deferred revenues and costs. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the first quarter of 2009. The remaining 50% of the land's cost basis was recorded as our investment in the joint venture and is reflected within our investments in unconsolidated real estate entities. The joint venture did not sell any lots to Lennar’s homebuilding division during the six and three months ended June 30, 2006 or 2005.

Gross Margin on Land Sales
The gross margin on land sales for the six months ended June 30, 2006 was 45% compared to 33% for the same period of 2005. The gross margin on land sales for the three months ended June 30, 2006 and 2005 were 46% and 33%, respectively. Our gross margins on land sales during the six and three months of 2006 and 2005 have been affected by increases in the price of steel, oil and fuel and the strong demand and limited supply for contractors for the development of lots in Fairway Village. These cost increases were more than offset by increased sales prices of homes in Fairway Village. In 2005, our period costs, and the lack of an offset by land sales revenue, affected our gross margin on land sales.

Customer Dependence
Residential land sales to Lennar within our U.S. segment amounted to $5,024,000 for the six months ended June 30, 2006 which represents 22% of the U.S. segment's revenue and 11% of our total consolidated revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

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

Management and other fees ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative difference
Six months ended	$269	$(202)	$471	$505	$(34)
Three months ended	$128	$(97)	$225	$264	$(39)

Due to the required elimination of management fees in consolidation, the total management fees decreased for the six and three months ended June 30, 2006, as compared to six and three months ended June 30, 2005 as a result of the impact of EITF 04-05. On a comparative basis, management and other fees were relatively consistent with the prior periods.

General, Administrative, Selling and Marketing Expense - U.S. Operations:
The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 15 properties located in St. Charles, Maryland, five properties located in the Baltimore, Maryland area and one property in Virginia and, to a lesser extent, the other properties that we manage. The apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.
General, administrative, selling and marketing costs incurred within our U.S. operations decreased $335,000 to $3,396,000 for the six months ended June 30, 2006, compared to $3,731,000 for the same period of 2005. The 9% decrease in general, administrative, selling and marketing costs is primarily attributable to a decrease in the costs associated with our outstanding share incentive rights, as a result of a reduction of shares outstanding due to prior period exercises coupled with a significant increase in the share price during the first six months of 2005. There was also a decrease in Trustees’ fees due to shares issued to the independent trustees in the prior year with no comparable issuances in the current year. The decrease was partially offset by an increase in accounting, auditing fees and legal fees.
General, administrative, selling and marketing costs incurred within our U.S. operations decreased $257,000 to $1,605,000 for the three months ended June 30, 2006, compared to $1,862,000 for the three months ended June 30, 2005. The 14% decrease in general, administrative, selling and marketing costs is due to a decrease in the costs associated with our outstanding share incentive rights and a decrease in Trustees’ fees. The decrease was partially offset by an increase in accounting, auditing fees and legal fees.

Depreciation Expense - U.S. Operations:

Depreciation expense ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative difference
Six months ended	$2,275	$252	$2,023	$1,888	$135
Three months ended	$1,199	$126	$1,073	$911	$162

Depreciation expense, on a comparable basis, increased $135,000 to $2,023,000 for the first six months of 2006 compared to $1,888,000 for the same period in 2005 and increased $162,000 to $1,073,000 for the three months ended June 30, 2006 compared to $911,000 for the three months ended June 30, 2005. The increase is primarily attributable to the acquisitions in May 2005 and April 2006. The increase is also attributable to additional capital improvements made to the properties.

Equity in Earnings from Unconsolidated Entities - U.S. Operations:
With the implementation of the EITF 04-05, effective January 1, 2006, the Company has consolidated the operational results of certain apartment partnerships which resulted in the overall decrease in our equity in earnings. We account for our investments in two apartment partnerships, Brookside and Lakeside, using equity accounting, but due to our limited ownership in these partnerships, our recognition of the partnerships’ earnings is immaterial.

Interest Expense - U.S. Operations:
The interest related to the U.S. recourse debt, exclusive of debt related to the apartment properties, is allocated to the qualifying land inventory based on its book balance. Any excess interest, interest on capital leases and amortization of certain loan fees are reflected as interest expense. This section reflects all interest expense incurred.

Interest expense ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative difference
Six months ended	$4,048	$633	$3,415	$3,544	$(129)
Three months ended	$2,115	$316	$1,799	$1,705	$94

Interest expense, on a comparable basis, decreased 4% for the first six months ended June 30, 2006 to $3,415,000 compared to $3,544,000 for the first six months of 2005. The year to date decrease is due to loan fees and the write-off of unamortized deferred financing fees of $210,000 in connection with the refinancing of one of our apartment property’s mortgage in March 2005. U.S. Operations interest expense for the six months ended June 30, 2005 also includes $310,000 of intersegment interest expense between our Puerto Rico operations with no corresponding amounts for June 30, 2006. Interest expense between operating segments eliminates in consolidation. These decreases were offset by the additional interest expense on the mortgages of the properties acquired in May 2005 and April 2006.
Interest expense, on a comparable basis, increased $94,000 for the three months ended June 30, 2006 to $1,799,000 compared to $1,705,000 for the three months ended June 30, 2005. The increase is the result of the additional mortgage interest on the apartment properties acquired in May 2005 and April 2006.
For the six and three months ended June 30, 2006, $732,000 and $443,000 of interest was capitalized in the U.S. operations compared to $253,000 and $107,000 of interest capitalized during the same periods in 2005.

Minority Interest in Consolidated Entities - U.S. Operations:
Minority interest in consolidated entities includes the minority partner's share of the consolidated partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to the minority interest are limited to the minority partner's basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners and any subsequent losses.

Minority interest for the six and three months ended June 30, 2006 was $312,000 and $304,000 respectively compared to $238,000 and $212,000 for the six and three months ended June 30, 2005. The year to date and quarter to date increases in minority interest expense are due to distributions made to the limited partners of Huntington for which we are now required to consolidate as a result of the implementation of EITF 04-05.

Provision for Income Taxes - U.S. Operations:
    The effective tax rates for the six and three months ended June 30, 2006, were 43% and 44% respectively. The effective tax rates for the six and three months ended June 30, 2005 were (37)% and (34)%, respectively. The statutory rate is 39%. The effective tax rate for 2006 differs from the statutory rate due to certain permanent differences and state taxes. The effective rate for 2005 differs from the statutory rate primarily due to the effect of permanent items and the taxation of foreign source interest income with a corresponding foreign tax credit.

Results of Operations - Puerto Rico Operations:
For the six months ended June 30, 2006, our Puerto Rico segment generated $4,968,000 of operating income compared to $2,330,000 of operating income for the same period in 2005. For the three months ended June 30, 2006, our Puerto Rico segment generated $2,890,000 of operating income compared to $1,934,000 of operating income for the same period in 2005. Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
Effective January 1, 2006, the Company consolidated a number of apartment partnerships in accordance with EITF 04-05. Under the new consolidation guidance, nine Puerto Rico based apartment partnerships, operating twelve apartment properties, (“Puerto Rico Apartments”) in which we hold an ownership interest now qualify for the consolidation method of accounting. As a result, we included within our financial statements the consolidated apartment properties’ total revenues and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any income or losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest. As of June 30, 2006, our twelve consolidated properties are HUD subsided projects with rental rates governed by HUD.

The following table presents the results of rental property revenues and operating expenses for the six and three-month periods ended June 30, 2006 and 2005:

($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30,2005	Comparative Difference
Rental property revenues
Six months ended	$10,532	$10,395	$137	$-	$137
Three months ended	$5,288	$5,220	$68	$-	$68

Rental operating expenses
Six months ended	$5,188	$4,906	$282	$-	$282
Three months ended	$2,663	$2,517	$146	$-	$146

The consolidation of the Puerto Rico Apartments as a result of EITF 04-05, increased rental property revenues by $10,395,000 and $5,220,000 for the six and three months ended June 30, 2006, respectively. Although not included in the consolidated results for the same periods in 2005, rental property revenues from the Puerto Rico Apartments were $10,278,000 and $5,157,000. The increases for the six and three month periods ended June 30, 2006 were related to an overall increase in rents partially offset by an increase in the vacancy in the Carolina Associates LP, SE Properties.
The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property operating expenses by $4,906,000 and $2,517,000 for the six and three months ended June 30, 2006, respectively. Although not included in the consolidated results for the same periods in 2005, rental property revenues from the Puerto Rico Apartments were $4,796,000 and $2,511,000. The increases for the periods ended June 30, 2006, were primarily due to increases in utilities, repairs and rehabilitation of units in such periods.
In September 2005, the Company commenced the operations of the first commercial rental property in the community of Parque Escorial, know as Escorial Building One, in which it is holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and leases approximately 20% of the building.
During six and three months ended June 30 2006, the commercial rental property generated $137,000 and $68,000 of rental property income, respectively. Operating expenses for the commercial rental property during these periods were $282,000 and $146,000, respectively. As of June 30, 2006, 36% of the office space was leased. There were no commercial rental property operations during the same periods in 2005.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive effect impact on our earnings in the period in which settlement is made.
There were no community development land sales during the six and three months ended June 30, 2006. Community development land sales during the same periods in 2005 were $10,397,000 and $7,448,000, respectively. In April 2005, the Company sold 7.2 commercial acres for $7,448,000 and in February 2005, the Company sold 2.5 commercial acres for $2,949,000 in the master- planned community of Parque Escorial. The gross margins on land sales for the six and three months ended June 30, 2005 were 29% and 30%, respectively, with no comparable gross margins for the same periods in 2006.
There were no commercial contracts for commercial sales in backlog at June 30, 2006.

Homebuilding - Puerto Rico Operations:
The Company organizes corporations as needed to operate each individual homebuilding project. In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial (“Torres”). The condominium units were offered to buyers in the market in January 2005 and delivery of the units commenced in the fourth quarter of 2005. The condominium units are sold individually from an on site sales office to pre-qualified homebuyers.
During the six and three months of 2006, 45 and 29 units, respectively, within the Torres project were closed at an average selling price of approximately $250,000 per unit for both periods, generating aggregate revenues of $11,259,000 and $7,234,000, respectively, with no comparable home sales revenue generated for the same periods in 2005. The year to date and quarter to date gross margins on home sales were 24%. As of June 30, 2006, 29 units of Torres were under contract at an average selling price of $257,000 per unit. Each sales contract is backed by a $6,000 deposit. For the six months ended June 30, 2006, the Company had 33 new contracts and 27 canceled contracts.  The slowdown in new contracts is partially attributable to a limited number of condominimums currently available for contract in the balance of Building Three.  At the Company's discretion, more units will become available for contract in the fourth and final building.  The Company generally waits to open up a new building until substantially all of the units in previous buildings are under contract.

Management and Other fees - Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial. This section includes only the fees earned from the non-owned managed entities. The fees earned from the controlled properties are eliminated in consolidation.

Management Fees ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative Difference
Six months ended	$296	$(710)	$1,006	$1,194	$(188)
Three months ended	$147	$(378)	$525	$707	$(182)

Due to the required elimination of management fees in consolidation, total management fees decreased for the six and three months ended June 30, 2006, as compared to the six and three months ended June 30, 2005 as a result of the impact of EITF 04-05. On a comparative basis, the decrease in management fees primarily resulted from the fact that in 2005, we managed one commercial property owned by the Wilson Family which was sold to a third party in April 2005. Fees earned in 2005 included a broker’s fee from the sale of the property of $139,000 and a refinancing fee of $96,000 was earned from Bayamon Garden.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations:
The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within this section. The apartment properties reimburse IGP for certain costs incurred at IGP’s office that are attributable to the operations of those properties. In accordance with EITF 01-14 the costs and reimbursement of these costs are not included within this section but rather, they are reflected as separate line items on the consolidated income statement. Due to the fact that we moved our corporate office to our new office building, Escorial Office Building One, rent expense and parking expenses are eliminated in consolidation.
General, administrative, selling and marketing expenses decreased 4% or $75,000 to $1,611,000 during the six months ended June 30, 2006, as compared to $1,686,000 for the same period of 2005 and decreased $113,000 or 13% to $737,000 during the three months ended June 30, 2006, as compared to $850,000 for the three months ended June 30, 2005.
The 4% year to date decrease is attributable to a reduction in office and parking rents, a decrease in the outstanding share incentive rights expenses recorded as a result of a reduction in our share price that we experienced during the first six months of 2006, as well as decreases in bad debts, consulting tax services and miscellaneous general expenses. These decreases were offset in part by an increase in selling and marketing expenses incurred in the Torres project, with no comparable expense during the same period in 2005 and increases in municipal and property taxes as well as salaries and benefits.
The 13% decrease in our quarter to date general and administrative expenses is the result of a reduction in the charge to our share appreciation rights, a decrease in salaries and benefits, a reduction in office and parking rents and bad debt expense. The three months decreases were offset by increases in municipal and property taxes, other general administrative expenses and selling and marketing expenses.

Depreciation Expense - Puerto Rico Operations:

Depreciation Expense ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative Difference
Six months ended	$1,799	$1,610	$189	$62	$127
Three months ended	$902	$808	$94	$31	$63

Depreciation expense, on a comparable basis, increased $127,000 to $189,000 for the first six months of 2006 compared to $62,000 for the same period in 2005 and increased $63,000 to $94,000 for the three months ended June 30, 2006 compared to $31,000 for the three months ended June 30, 2005. The increase is attributable to the Escorial Building One, our commercial office building. Our year to date and quarter to date depreciation expense for this building was $113,000 and $58,000 respectively.

Equity in Earnings from Partnerships from Unconsolidated Entities- Puerto Rico Operations:
With the implementation of the EITF 04-05, effective January 1, 2006, the Company consolidated the operating results of its apartment partnerships.  We account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting. The earnings from our investment in commercial rental property are reflected within this section. The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.

Equity in earnings ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative Difference
Six months ended	$343	$(103)	$446	$555	$(109)
Three months ended	$173	$(29)	$202	$234	$(32)

Equity in earnings from partnerships, on a comparable basis, decreased 20% to $446,000 during the first six months of 2006, as compared to $555,000 during the same period of 2005 and decreased 14% to $202,000 during the second quarter of 2006 compared to $234,000 in 2005. The six-month decrease is the result of reduced net income for the Puerto Rico Apartments for both periods in 2006 as compared to the same periods in 2005. The decreased net income was primarily related to operating, financial and depreciation expenses increasing at a greater rate than revenues.

Interest Expense - Puerto Rico Operations:
Interest on the homebuilding construction loan is capitalized. Interest related to the non-recourse debt of our investment properties, interest on capital leases, other than bank charges, and the amortization of certain loan fees are reflected on our financial statements as interest expense. This section reflects all interest expense incurred.

Interest Expense ($ in thousands)	June 30, 2006 as presented	Less Effect of EITF 04-05	June 30, 2006 Comparative	June 30, 2005	Comparative Difference
Six months ended	$3,170	$2,830	$340	$145	$195
Three months ended	$1,602	$1,425	$177	$79	$98

Interest expense, on a comparable basis, increased $195,000 for the six months of 2006 to $340,000, as compared to $145,000 for the six months ended June 30, 2005 and increased $98,000 during the second quarter of 2006 to $177,000 as compared to $79,000 of interest expense for the same period of 2005. The year to date and quarter ended increases are primarily attributable to interest expense incurred on the office building mortgage and an intercompany loan which eliminates in consolidation with no comparable interest recognized in both periods in 2005.
For the six months ended June 30, 2006, $340,000 of the interest incurred was expensed and $496,000 was capitalized. During the same period in 2005, $145,000 was expensed and $700,000 was capitalized. During the three months ended June 30, 2006, $177,000 of interest incurred was expensed and $224,000 was capitalized. During the same period in 2005, $79,000 was expensed and $357,000 was capitalized. The decreases in capitalized interest during the periods is primarily due to a development loan that was paid in full in April 2005, as well as the conversion of the Escorial Office One construction loan to a permanent loan in October 2005.

Minority Interest in Consolidated Entities - Puerto Rico Operations:
As a result in implementing EITF 04-05, our Puerto Rico segment now records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to the minority interest are limited to the minority partners’ basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense. Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.
Minority interest for the six and three months ended June 30, 2006, were $2,354,000 and $1,297,000, respectively. The minority interest expense in both periods was primarily the result of distributions to the minority owners in excess of their basis from our consolidated apartment partnerships. During the first quarter of 2006, surplus cash distributions of $1,057,000 were made from the consolidated apartment partnerships to the minority owners in excess of their basis. In April 2006, the mortgage of one of our consolidated apartment properties was refinanced and as a result, the Company made a distribution of $1,100,000 to the minority partners. Also during the second quarter, $200,000 of regular distributions from the surplus cash from other consolidated apartment properties were made.

Provision for Income Taxes - Puerto Rico Operations:
The effective tax rates for the six and three months ended June 30, 2006 were 39% and 28%, respectively. The effective tax rates for the six and three months ended June 30, 2005 were 35% for both periods. The statutory rate is 29%. The effective tax rate for the six months ended June 30, 2006 was generated by a loss and corresponding tax benefit of $15,000, resulting in a variance from the statutory rate primarily due to the impact of non-taxable items, such as the tax-exempt income received from our commercial partnership ELI, SE, offset in part by deferred taxes on items for which no current benefit may be recognized.  The higher effective rate for 2005 relates to the accrual of additional taxes regarding the potential taxation of certain PR income at U.S. Corporate rates, however, this tax issue was subsequently resolved and during the fourth quarter of 2005, such tax accumulation was reversed.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of June 30, 2006, the Company had cash and cash equivalents of $13,465,000 and $21,326,000 in restricted cash. The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Six Months Ended June 30,
	2006	2005

Operating Activities	$2,070	$(1,773)
Investing Activities	(22,840)	(1,603)
Financing Activities	13,079	5,840
Net (Decrease) Increase in Cash	$(7,691)	$2,464

For the six months ended June 30, 2006 operating activities provided $2,070,000 of cash flows compared to $1,773,000 of cash flows used in its operating activities for the six months ended June 30, 2005. Our operating activities include cash paid for additions to our community development as well as homebuilding improvements. For the six months ended June 30, 2006, cash paid for additions to our community development assets was $9,475,000 compared to $10,214,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we used $4,354,000 of cash from operating activities for our homebuilding expenditures compared to $5,976,000 for the six months ended June 30, 2005. From period to period, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

During the six months ended June 30, 2006, the Company had $22,840,000 of net cash used in its investing activities compared to $1,603,000 of net cash used during the first six months of 2005. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. On April 28, 2006, the Company completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. Also, during the first half of 2006, we invested $7,747,000 in the construction of an apartment project in St. Charles compared to construction expenditures of $1,957,000, related to the construction of our office building in Parque Escorial used during the first half of 2005. Finally, as a result of adding 11 additional properties to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, we added $4,723,000 to the opening consolidated cash balance. For further discussion of the impact at the implementation of EITF 04-05, see Note 2 to our consolidated financial statements.

For the six months ended June 30, 2006, $13,079,000 of cash was provided by our financing activities compared to $5,840,000 of cash provided by financing activities for the same period in 2005. Cash used in or provided by financing activities generally relates to dividend distributions to our shareholders, distributions made to our minority interest partners and advances and repayment of debt. The increase in distributions to minority interest partners from $179,000 for the six months ended June 30, 2005 to $2,646,000 for the six months ended June 30, 2006 is primarily the result of including the 11 additional apartment properties as discussed above. The increase in dividends paid to shareholders from $1,024,000 for the first half of 2005 to $3,232,000 for the first half of 2006 is the result of a special dividend paid related to the resolution of certain tax matters. Related to changes in our debt items, generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. The detailed activity within our recourse and non-recourse debt instruments is discussed below within the Contractual Financial Obligations section.

Contractual Financial Obligations
The following chart reflects our contractual financial obligations as of June 30, 2006:

	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Total recourse debt - community development and homebuilding	$37,735	$4,849	$15,255	$2,954	$14,677
Total recourse debt - investment properties	4,615	2,868	213	81	1,453
Total non-recourse debt - community development	500	-	500	-	-
Total non-recourse debt - investment properties	235,827	3,898	20,874	11,076	199,979
Capital lease obligations	78	7	62	9	-
Operating lease obligations	1,507	380	1,010	117	-
Purchase obligations	53,392	22,763	30,454	50	125
Total contractual cash obligations	$333,654	$34,765	$68,368	$14,287	$216,234

Recourse Debt - U.S. Operations
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issues in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.6%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements with the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company over an eighteen month period as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.
On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. Although not required to be measured, as of June 30, 2006, the Company was in compliance with these financial covenants. As of June 30, 2006, the Company borrowed $6,700,000 on the Revolver.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.
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

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's homebuilding assets and 490 acres of community development land assets in Parque El Commandante within the Puerto Rico segment are encumbered by recourse debt.  The land assets in Parque Escorial are unencumbered as of June 30, 2006. The Company obtained a construction loan in March 2004 for its current homebuilding project, Torres del Escorial. The construction loan carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $18,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales. As of June 30, 2006, the construction loan balance to advance is approximately $1,666,000 and the outstanding balance due to the bank is $7,514,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of June 30, 2006, approximately 37% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
Non-recourse debt within our U.S. operations also includes a construction loan for a new apartment project in St. Charles. On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly owned subsidiary of the Company, obtained a non-recourse construction loan of $27,008,000 to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The construction loan will mature in September 2007 and at such time will convert into a 40-year non-recourse permanent mortgage. The loan has a fixed interest rate of 5.47%, and requires interest-only payments during the construction phase followed by principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.
On April 28, 2006, the Company completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. The acquisition was financed through a combination $11,836,000 of non-recourse notes and borrowing $3,755,000 from the Revolver, which included funding improvement escrows and payment of closing costs.
In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000. The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due in November 2007.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by the apartment projects.  As of June 30, 2006, approximately $1,000,000 of this debt is secured by the Federal Housing Administration ("FHA").
Non-recourse debt within our Puerto Rico operations also includes a permanent mortgage of $8,618,000 for the office building. The permanent loan facility consists of a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%.
On April 5, 2006, the non-recourse mortgage for one of our consolidated apartment properties in Puerto Rico, Colinas de San Juan Associates Limited Partnership, was refinanced with a ten-year, 6.59% non-recourse mortgage loan of $9,680,000. The proceeds from the refinancing were used for capital improvements at the property site and distributions to the general and limited partners.

Purchase Obligations and Other Contractual Obligations
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment project in St. Charles, costs associated with our homebuilding project in Puerto Rico, land development contracts for the County’s road projects and the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development contracts, homebuilding contracts and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development. In 2006, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt as well as matured debt), non-recurring expenditures and dividends to common shareholders. The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. However, a significant reduction in the demand for real estate or a decline in the prices of real estate could adversely impact our cash flows. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated.
We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase additional apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. During the remaining six months of 2006, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities.
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
As of June 30, 2006, there have been no material changes in the Company's financial market risk since December 31, 2005 as discussed in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
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

Changes in Internal Control Over Financial Reporting
Except as discussed above, there have been no other changes during the Company's quarter ended June 30, 2006, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

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

The ability of the general economy to recover timely from an economic downturn
•  Although the real estate business historically has been cyclical, it has not undergone a significant economic down cycle in a number of years. Recently, the combination of high home prices and interest rate increases have slowed the current real estate market. This has led some people to assert that real estate prices may be inflated and may decline if demand continues to weaken. A decline in the prices for real estate could adversely affect our home and land sales revenues and margins.

Availability and creditworthiness of tenants
•  We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at June 30, 2006, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

The availability of financing for both our customers and us
•  Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of our land or homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations. Our business and earnings is also substantially dependent on our ability to obtain financing for our development activities as well as refinancing our properties' mortgages. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing, reduce our ability to obtain the funds required for our future operations, and limit our ability to refinance existing debt when it matures. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain loans to finance the development of our future communities.

Adverse changes in the real estate markets, including, among other things:
Competition with other companies
•  We operate in a very competitive environment, which is characterized by competition from a number of other land developers. Actions or changes in plans by competitors may negatively affect us.

Risks of real estate acquisition and development (including our ability to obtain governmental approvals for development projects and to complete our current development projects on time and within budget)
•  Our plans for the future development of our residential communities can be affected by a number of factors including time delays in obtaining necessary government permits and approvals and legal challenges to our planned communities.
•  The agreements we execute to acquire properties generally are subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable; acquired properties may fail to perform as we expected in analyzing our investments; our estimates of the costs or repositioning or redeveloping acquired properties may be inaccurate; the development opportunity may be abandoned after expending significant resources. In connection with our development occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.
•  The development of our residential communities may be affected by circumstances beyond our control, including weather conditions, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages of or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of, or increase the cost of, developing one or more of our residential communities.
•  The bulk of our operations are concentrated in Maryland and Puerto Rico, making us particularly vulnerable to changes in local economic conditions. In addition, if weather conditions, or a natural disaster such as a hurricane or tornado, were to impact those regions, our results of operations could be adversely impacted. Although insurance could mitigate some amount of losses from a catastrophe in those regions, it might not fully compensate us for our opportunity costs or our projected results of future operations in those regions, the market acceptance of which might be different after a catastrophe.

We depend on our relationship with Lennar for a significant portion of our U.S. segment’s residential land sales revenues.
Residential land sales to Lennar within our U.S. segment amounted to $5,024,000 and $1,880,000 for the six and three months ended June 30, 2006 which represents 22% and 17% of the U.S. segment's revenue and 11% and 8% of our total consolidated revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results. We cannot assure you that any lost sales could be replaced on comparable terms, or at all.

Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts
As of June 30, 2006, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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
The Internal Revenue Code provides that publicly traded partnerships like ACPT will, as a general rule, be taxed as corporations for U.S. federal income tax purposes, subject to certain exceptions. We have relied in the past, and expect to continue to rely on an exception to this general rule for publicly traded partnerships that earn 90% or more of their gross income for every taxable year from specified types of “qualifying income,” including dividends. If we fail to meet this “qualifying income” exception or otherwise determine to be treated as a corporation for federal income tax purposes, the income we earn from our Puerto Rico operations would be subject to increased taxes.
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
A shareholder will generally recognize gain or loss on the sales of our shares equal to the difference between the amount realized and the shareholder’s tax basis in the shares sold. Except as noted below, the gain or loss recognized by a shareholder, other than a “dealer” in our shares, on the sale or exchange of shares held for more than one year will generally be taxable as capital gain or loss. Capital gain recognized by an individual on the sale of shares held more than 12 months will generally be taxed at a maximum rate of 15%.
A portion of this gain or loss, however, may be taxable as ordinary income under Section 751 of the Code to the extent attributable to so-called “unrealized receivables,” which term, for this purpose, includes stock in our Puerto Rico subsidiary to the extent that gain from our sale of that stock would be taxable to our shareholders as a dividend under Section 1248 of the Code. The amount of ordinary income attributable to “unrealized receivables” related to stock in our Puerto Rico subsidiary will be determined based on the amount of earnings and profits accumulated by our Puerto Rico subsidiary. We will provide to each selling shareholder, at the time we send the K-1 materials, a table showing the earnings and profits accumulated by our Puerto Rico subsidiary by year and the average number of our shares outstanding during the year, so that the shareholder may make a determination of the amount of earnings and profits allocable to him or her and the amount of ordinary income to be recognized on the sale. Although there is no definitive authority on the question, we believe that it is reasonable to base the allocation on the earnings and profits accumulated during the period that the shareholder held the shares that are sold and the percentage of our average number of shares outstanding that those shares represented.
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
The IRS has ruled that an investor who acquires interests in an entity taxed as a partnership, like ACPT, in separate transactions must combine those interests and maintain a single adjusted tax basis for those interests. Upon a sale or other disposition of less than all of the shares held by a shareholder, a portion of the shareholder’s tax basis in all of his or her shares must be allocated to the shares sold using an “equitable apportionment” method, which generally means that the tax basis allocated to the shares sold bears the same relation to the shareholder’s tax basis in all of the shares held as the value of the shares sold bears to the value of all of the Shares held by the shareholder immediately prior to the sale. Furthermore, Treasury Regulations under Section 1223 of the Code generally provide that if a shareholder has acquired shares at different times, the holding period of the transferred shares shall be divided between long-term and short-term capital gain or loss in the same proportions as the long-term and short-term capital gain or loss that the shareholder would realize if the all of the shareholder’s shares were transferred in a fully taxable transaction immediately before the actual transfer. The Regulations provide, however, a special rule that allows a selling shareholder who can identify shares transferred with an ascertainable holding period to elect to use the actual holding period of the shares transferred.
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

ACPT held its 2006 Annual Meeting of Shareholders on June 7, 2006. At the Meeting, shareholders elected two individuals to serve as trustees for a three year term to expire at the Annual Meeting in 2009.

The results of the voting were as follows:

                Trustee            Votes for         Votes Withheld

                Antonio Ginorio         4,375,101           3,195
                Edwin L. Kelly        4,371,456           6,840

The terms of Thomas J. Shafer, J. Michael Wilson, Thomas S. Condit, and T. Michael Scott continued after the meeting and each continue to serve as a trustee.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Employment and Consulting Agreement for Carlos R. Rodriguez
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 10, 2006	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 10, 2006	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: August 10, 2006	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer