Form 10-Q
period 2006-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2006-11-13
CIK 1065645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
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

Yes ☐ No ☒

As of November 6, 2006, there were 5,229,954 Common Shares, par value $0.01 per share, outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2006

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Revenues
Rental property revenues	$39,946	$16,612
Community development-land sales	11,317	16,882
Homebuilding-home sales	16,343	-
Management and other fees, substantially all from related entities	885	2,424
Reimbursement of expenses related to managed entities	1,622	4,691
Total revenues	70,113	40,609

Expenses
Rental property operating expenses	19,072	7,005
Cost of land sales	6,156	11,108
Cost of home sales	12,310	21
General, administrative, selling and marketing	7,394	8,035
Depreciation and amortization	6,239	2,952
Expenses reimbursed from managed entities	1,622	4,691
Total expenses	52,793	33,812

Operating income	17,320	6,797

Other income (expense)
Interest and other income	838	780
Equity in earnings from unconsolidated entities	510	904
Interest expense	(10,915)	(4,917)
Minority interest in consolidated entities	(2,997)	(372)

Income before provision for income taxes	4,756	3,192
Provision for income taxes	1,754	1,287

Net income	$3,002	$1,905

Earnings per share - basic and diluted	$0.58	$0.37
Weighted average shares outstanding - basic and diluted	5,199	5,194
Cash dividends per share	$0.73	$0.30

Note: The income statement for the nine months ended September 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Revenues
Rental property revenues	$13,808	$5,784
Community development-land sales	4,691	4,161
Homebuilding-home sales	5,084	-
Management and other fees, substantially all from related entities	320	727
Reimbursement of expenses related to managed entities	518	1,464
Total revenues	24,421	12,136

Expenses
Rental property operating expenses	6,729	2,631
Cost of land sales	2,490	2,228
Cost of home sales	3,789	-
General, administrative, selling and marketing	2,387	2,620
Depreciation and amortization	2,165	1,002
Expenses reimbursed from managed entities	518	1,464
Total expenses	18,078	9,945

Operating income	6,343	2,191

Other income (expense)
Interest and other income	620	134
Equity in earnings from unconsolidated entities	167	276
Interest expense	(3,715)	(1,538)
Minority interest in consolidated entities	(331)	(134)

Income before provision for income taxes	3,084	929
Provision for income taxes	1,040	540

Net income	$2,044	$389

Earnings per share - basic and diluted	$0.39	$0.07
Weighted average shares outstanding - basic and diluted	5,201	5,198
Cash dividends per share	$0.10	$0.10

Note: The income statement for the three months ended September 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of	As of
	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$142,717	$76,578
of $141,688 and $46,412 respectively
Land and development costs	64,865	54,232
Condominiums under construction	11,171	17,621
Rental projects under construction or development	21,015	4,458
Investments in real estate, net	239,768	152,889

Cash and cash equivalents	14,768	21,156
Restricted cash and escrow deposits	19,310	8,925
Investments in unconsolidated real estate entities	6,625	9,738
Receivable from bond proceeds	15,513	8,422
Accounts receivable	2,004	1,332
Deferred tax assets	15,993	5,610
Property and equipment, net of accumulated depreciation	1,094	1,182
Deferred charges and other assets, net of amortization of
$2,273 and $898 respectively	12,076	7,831

Total Assets	$327,151	$217,085

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$242,157	$119,865
Recourse debt	43,954	32,981
Accounts payable and accrued liabilities	21,706	19,243
Deferred income	3,886	3,961
Accrued current income tax liability	699	6,545
Total Liabilities	312,402	182,595

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares and 5,197,954 shares issued and outstanding
as of September 30, 2006 and December 31, 2005, respectively	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,206	17,066
Retained earnings (deficit)	(2,133)	17,748
Total Shareholders' Equity	14,749	34,490

Total Liabilities and Shareholders' Equity	$327,151	$217,085

Note: The balance sheet as of September 30, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Earnings	Earnings
	Number	Value	Stock	Capital	(Deficit)	Total

Balance December 31, 2005 (Audited)	5,197,954	$52	$(376)	$17,066	$17,748	$34,490
Net income	-	-	-	-	3,002	3,002
Dividends declared	-	-	-	-	(3,745)	(3,745)
Issuance of restricted shares to Trustees	32,000	-	-	140	-	140
Cumulative effect of change in accounting for EITF 04-05	-	-	-	-	(19,138)	(19,138)
Balance September 30, 2006 (Unaudited)	5,229,954	$52	$(376)	$17,206	$(2,133)	$14,749
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)
(Unaudited)

	2006	2005

Cash Flows from Operating Activities
Net income	$3,002	$1,905
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,239	2,952
Deficit distribution to minority interests	2,957	322
Benefit for deferred income taxes	(542)	(3,275)
Equity in earnings-unconsolidated entities	(510)	(904)
Cost of sales-community development	6,156	11,108
Cost of sales-homebuilding	12,310	21
Stock based compensation expense	219	1,294
Minority interest in consolidated entities	2,997	372
Amortization of deferred loan costs	411	340
Changes in notes and accounts receivable	(71)	(1,755)
Additions to community development assets	(16,789)	(15,594)
Homebuilding-construction expenditures	(5,860)	(9,902)
Deferred income	(75)	-
Changes in accounts payable, accrued liabilities	(5,682)	2,958
Net cash provided by/(used in) operating activities	$4,762	$(10,158)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(16,557)	(2,309)
Distribution from land real estate joint venture	-	1,160
Cash from newly consolidated properties	4,723	-
Change in investments-unconsolidated apartment partnerships	537	1,243
Change in investments-unconsolidated commercial partnerships	-	545
Change in restricted cash	503	(272)
Additions to rental operating properties including acquisitions, net	(20,096)	(4,258)
Other assets	(1,176)	(984)
Net cash used in investing activities	$(32,066)	$(4,875)

Cash Flows from Financing Activities
Cash proceeds from debt financing	51,847	27,080
Payment of debt	(26,270)	(13,293)
County Bonds proceeds, net of undisbursed funds	2,041	2,138
Payments of distributions to minority interests	(2,957)	(322)
Dividends paid to shareholders	(3,745)	(1,536)
Net cash provided by financing activities	$20,916	$14,067

Net Decrease in Cash and Cash Equivalents	(6,388)	(966)
Cash and Cash Equivalents, Beginning of Year	21,156	16,138
Cash and Cash Equivalents, September 30,	$14,768	$15,172
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
As of December 31, 2005, the consolidated group included ACPT and its four major subsidiaries, ARPT, ARMC, ALD and IGP Group. In addition, the consolidated group then included American Housing Management Company, American Housing Properties L.P. (“AHP”), St. Charles Community, LLC, Interstate General Properties Limited Partnership S.E., Land Development Associates, S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's Limited Partnership, Crossland Associates Limited Partnership, Fox Chase Apartments General Partnership, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Sheffield Greens Apartments, LLC, Village Lake L.P., Wakefield Terrace Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership.
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
On April 28, 2006, the Company, through its subsidiary AHP, completed the acquisition of two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. The purchase price of acquired properties was allocated to land, building and in-place leases based on the relative fair value of each component in accordance with SFAS No. 141, “Business Combinations.” The acquisitions of Milford I and Milford II are included within our results of operations from the date of acquisition.
The Company's investments in the four real estate entities that it does not control, does not serve as the general partner, or for which it is not the primary beneficiary if such entity is a variable interest entity, are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding investments in unconsolidated real estate entities.

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K/A for the year ended December 31, 2005. The operating results for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

The impact to our consolidated statements of income for the nine months ended September 30, 2006 is summarized as follows:

	Balance prior		Nine Months
	to the		Ended
	Implementation	Increase	September 30,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$19,262	$20,684	$39,946
Management and other fees	2,238	(1,353)	885
Reimbursement of expenses related to managed entities	4,709	(3,087)	1,622
Total revenues	53,869	16,244	70,113

Rental property operating expenses	8,820	10,252	19,072
Depreciation and amortization	3,423	2,816	6,239
Expenses reimbursed from managed entities	4,709	(3,087)	1,622
Total expenses	42,812	9,981	52,793

Operating income	11,057	6,263	17,320

Equity in earnings from unconsolidated entities	823	(313)	510
Interest expense	(5,713)	(5,202)	(10,915)
Minority interest in consolidated entities	(457)	(2,540)	(2,997)

Income (loss) before provision (benefit) for income taxes	6,548	(1,792)	4,756
Provision (benefit) for income taxes	2,433	(679)	1,754

Net income	4,115	(1,113)	3,002

Earnings per share basic and diluted	$0.79	$(0.21)	$0.58

The impact to our consolidated statements of income for the three months ended September 30, 2006 is summarized as follows:

	Balance prior		Three Months
	to the		Ended
	Implementation	Increase	September 30,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$6,738	$7,070	$13,808
Management and other fees	761	(441)	320
Reimbursement of expenses related to managed entities	1,528	(1,010)	518
Total revenues	18,802	5,619	24,421

Rental property operating expenses	3,308	3,421	6,729
Depreciation and amortization	1,211	954	2,165
Expenses reimbursed from managed entities	1,528	(1,010)	518
Total expenses	14,713	3,365	18,078

Operating income	4,089	2,254	6,343

Equity in earnings from unconsolidated entities	313	(146)	167
Interest expense	(1,976)	(1,739)	(3,715)
Minority interest in consolidated entities	(243)	(88)	(331)

Income (loss) before provision (benefit) for income taxes	2,803	281	3,084
Provision (benefit) for income taxes	1,060	(20)	1,040

Net income	1,743	301	2,044

Earnings per share basic and diluted	$0.34	$0.05	$0.39

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

On March 30, 2006, the Board of Trustees declared a cash dividend of $0.10 per share, paid on April 27, 2006 to shareholders of record on April 13, 2006. On May 15, 2006, the Board of Trustees declared a $0.10 cash dividend paid on June 13, 2006 to shareholders of record on May 30, 2006. On August 10, 2006, the Board of Trustees declared a $0.10 per share cash dividend on its common shares, paid on September 8, 2006 to shareholders of record on August 24, 2006.

Issuance of Restricted Shares to Trustees
On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the American Community Properties Trust Trustees’ Share Incentive Plan.  The shares vest annually at a rate of 1,600 per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date.  In accordance with SFAS 123(R), the Company measured compensation cost at the grant date fair value and will recognize compensation expense in the Company’s financial statements over the vesting period.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:
•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

The table below presents the major classes of depreciable assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)

Building	$ 240,099	$ 102,140
Building improvements	7,683	4,525
Equipment	12,974	6,260
	260,756	112,925
Less: Accumulated depreciation	141,688	46,412
	119,068	66,513
Land	23,649	10,065
Operating properties, net	$142,717	$76,578

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,094,000 and $1,182,000, net of accumulated depreciation of $2,021,000 and $1,769,000 respectively, as of September 30, 2006 and December 31, 2005 respectively.

Depreciation
Total depreciation expense was $6,239,000 and $2,952,000 for the nine months ended September 30, 2006 and 2005, respectively, and $2,165,000 and $1,002,000 for the three months ended September 30, 2006 and 2005, respectively.

Reclassifications
Certain amounts from prior years have been reclassified to conform to our current year's presentation. This includes the reclassification of the Company’s consolidated balance sheet as of December 31, 2005 to conform to the revised presentation elected as of January 1, 2006. The revised presentation as of September 30, 2006 is more condensed than prior periods and categorizes assets and liabilities by type.

Impact of Recently Issued Accounting Standards

SFAS 123(R)
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment," a revision of SFAS No. 123, which is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Proforma disclosure is no longer an alternative.  In addition, this revision requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments at their fair value.  The use of intrinsic value for liability instruments is no longer allowed by public entities.
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

SFAS 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact that SFAS 157 will have on our financial statements.

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

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". For entities that are considered variable interest entities under FIN 46(R), the Company performs an assessment to determine the primary beneficiary of the entity as required by FIN 46(R). The Company accounts for variable interest entities in which the Company is not a primary beneficiary and does not bear a majority of the risk of expected loss in accordance with the equity method of accounting.
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

Apartment Partnerships
The unconsolidated apartment partnerships as of September 30, 2006 include two partnerships owning 110 rental units compared to 13 partnerships owning 3,463 rental units in 16 apartment complexes as of September 30, 2005. The two remaining unconsolidated complexes are owned by Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership.
We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46-R, however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company is exposed to losses for Brookside of $192,000 and Lakeside of $167,000, consisting of our net investment, loans and unpaid fees. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. The Company manages the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan which was amended in June 2006. Per the amended terms of the loan, both the Company and Lennar provided development completion guarantees and Lennar is required to purchase a minimum of 100 lots per year; therefore the joint venture is required to develop 100 lots per year. In the third quarter of 2006, the joint venture sold 25 lots to Lennar. As a result, the Company recognized $324,000 in off-site and management fees, $286,000 of deferred revenue and $176,000 of deferred costs.

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

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary Financial Position:
Total Assets
September 30, 2006	$5,197	$28,578	$12,574	$46,349
December 31, 2005	77,830	28,464	11,947	118,241
Total Non-Recourse Debt
September 30, 2006	3,255	23,335	3,760	30,350
December 31, 2005	101,848	23,120	4,019	128,987
Total Other Liabilities
September 30, 2006	1,256	1,226	1,880	4,362
December 31, 2005	9,782	1,516	994	12,292
Total Equity (Deficit)
September 30, 2006	686	4,017	6,934	11,637
December 31, 2005	(33,800)	3,828	6,934	(23,038)
Company's Investment, net (1)
September 30, 2006	-	4,797	1,828	6,625
December 31, 2005	(1,597)	4,824	1,828	5,055

Summary of Operations
Total Revenue
Nine Months Ended September 30, 2006	588	2,742	2,453	5,783
Nine Months Ended September 30, 2005	20,799	2,742	-	23,541
Three Months Ended September 30, 2006	196	914	2,453	3,563
Three Months Ended September 30, 2005	6,928	915	-	7,843
Net (Loss) Income
Nine Months Ended September 30, 2006	(83)	1,374	-	1,291
Nine Months Ended September 30, 2005	1,470	1,346	(3)	2,813
Three Months Ended September 30, 2006	(25)	448	-	423
Three Months Ended September 30, 2005	453	448	-	901
Company's Recognition of Equity in Earnings
Nine Months Ended September 30, 2006	-	510	-	510
Nine Months Ended September 30, 2005	385	519	-	904
Three Months Ended September 30, 2006	-	167	-	167
Three Months Ended September 30, 2005	129	147	-	276

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Cash Flows:
Cash Flows from Operating Activities
Nine Months Ended September 30, 2006	93	1,606	3,333	5,032
Nine Months Ended September 30, 2005	5,228	1,750	108	7,086
Three Months Ended September 30, 2006	16	574	3,201	3,791
Three Months Ended September 30, 2005	2,032	875	66	2,973
Company's Share of Cash Flows from Operating Activities
Nine Months Ended September 30, 2006	1	727	1,666	2,394
Nine Months Ended September 30, 2005	1,577	792	54	2,423
Three Months Ended September 30, 2006	-	260	1,600	1,860
Three Months Ended September 30, 2005	563	396	33	992
Operating Cash Distributions
Nine Months Ended September 30, 2006	-	1,185	-	1,185
Nine Months Ended September 30, 2005	2,969	1,213	-	4,182
Three Months Ended September 30, 2006	-	438	-	438
Three Months Ended September 30, 2005	491	460	-	951
Company's Share of Operating Cash Distributions
Nine Months Ended September 30, 2006	-	537	-	537
Nine Months Ended September 30, 2005	1,320	545	-	1,865
Three Months Ended September 30, 2006	-	199	-	199
Three Months Ended September 30, 2005	245	189	-	434
Refinancing Cash Distributions
Nine Months Ended September 30, 2006	-	-	-	-
Nine Months Ended September 30, 2005	100	-	2,320	2,420
Three Months Ended September 30, 2006	-	-	-	-
Three Months Ended September 30, 2005	-	-	-	-
Company's Share of Refinancing Cash Distributions
Nine Months Ended September 30, 2006	-	-	-	-
Nine Months Ended September 30, 2005	1	-	1,160	1,161
Three Months Ended September 30, 2006	-	-	-	-
Three Months Ended September 30, 2005	-	-	-	-

Notes:
(1) Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at September 30, 2006 and December 31, 2005 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	September 30,	December 31,
	From/To	From/To	2006	2005
			(unaudited)	(audited)
Recourse Debt
Community Development (b), (c), (d)	08-31-08/03-01-21	P+1%/5.125%	$35,579	$14,161
Homebuilding (e)	10-31-07	P	3,709	13,905
Investment Properties (f)	05-15-07/01-23-13	P+1.25%/6.98%	4,545	4,752
General obligations (g)	07-29-07/05-01-10	Non-interest
		bearing/5.99%	121	163
Total Recourse Debt			43,954	32,981

Non-Recourse Debt
Community Development (h)	11-23-07	Non-interest bearing	500	500
Investment Properties (i), (j), (k)	04-30-09/08-01-47	4.95%/10%	241,657	119,365
Total Non-Recourse Debt			242,157	119,865
Total debt			$286,111	$152,846

(a)	"P" = Prime lending interest rate. (The prime rate at September 30, 2006 was 8.25%)
(b)
As of September 30, 2006, $22,292,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

(c)	On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD. The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. As of September 30, 2006, $11,300,000 was outstanding on the Revolver.
    (d)  On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company. The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points and matures on August 31, 2008. The outstanding balance of this facility on September 30, 2006, was $2,000,000. The outstanding balance bears interest at the 90-day LIBOR Rate (7.39% at September 30, 2006).
(e)
The outstanding recourse debt related to the homebuilding operations is composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan is secured by a mortgage on the property and will be repaid by the proceeds from home sales.

(f)
As of September 30, 2006 and December 31, 2005, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a 2 year, $3,000,000 recourse note with Columbia Bank that the Company obtained in June 2005.  The loan with Columbia Bank carries a fixed interest rate of 6.98% and requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.

(g)	The general recourse debt outstanding as of September 30, 2006 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes.
(h)
In the fourth quarter 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000. The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007. The Company plans to annex the land into the St. Charles master plan community.

(i)
The non-recourse debt related to the investment properties is collateralized by the apartment projects. As of September 30, 2006, approximately $94,767,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. The non-recourse debt balance is also composed of an $8,600,000 mortgage on the office building in Parque Escorial. The mortgage is a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%. The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens). As of September 30, 2006, the balance of the construction loan was $17,730,000.

(j)
On April 5, 2006, the non-recourse mortgage for one of our consolidated apartment properties in Puerto Rico, Colinas de San Juan Associates L.P., was refinanced with a ten-year,  6.59%, non-recourse mortgage loan of $9,680,000. The proceeds from the refinancing were used for capital improvements at the property site and distributions to the general and limited partners.

(k)
On April 28, 2006, the Company, through its subsidiary AHP, acquired two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000.  The acquisition was financed through a combination of $11,836,000 of non-recourse notes and borrowing $3,755,000 from the Revolver which included funding improvement escrows and payment of closing costs.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of September 30, 2006, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
 Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  In March 2006, the Charles County Commissioners issued the last tranche of Bonds on behalf of the Company in conjunction with the roadway construction project.  The Bonds bear interest rates from 4% to 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company is required to fund an escrow account from lot sales to repay the bonds. Additionally, as part of the agreement, the Company is required to pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that will house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to Charles County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. Charles County will be responsible for infrastructure improvements on the site of the complex. In return, Charles County agreed to issue $7,000,000 of general obligation bonds structured similar to those discussed above to finance the infrastructure improvements. In March 2006, $4,000,000 of these bonds were issued for this project. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds. The County also requires ACPT to fund an escrow account from lot sales to repay these bonds.
During the third quarter of 2006, the Company received approximately $470,000 from the County related to interest earned on the Bonds proceeds held by the County but not yet drawn by the Company. The interest payment represented interest earnings by the County from July 1, 2005 through June 30, 2006, the County’s fiscal year. Although the Company expects to receive an interest payment again next year based on verbal discussions with County representatives, a formal written agreement has not yet been completed. As such, the Company only recognized the cash received from the County and did not accrue any interest income for the third quarter. Once a written agreement is finalized, the Company will begin to accrue interest income based on the terms of the agreement.
As of September 30, 2006, ACPT is guarantor of $23,676,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of September 30, 2006, ACPT has guaranteed $38,125,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $5,709,000 of its subsidiaries' outstanding debt. LDA guaranteed $3,709,000 of outstanding debt owed by its subsidiary. In addition, St. Charles Community LLC guaranteed $15,832,000 of outstanding debt owed by AHP and ALD. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture. We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2006	2005	2006	2005

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$32	$1,458	$13	$323
Affiliates of J. Michael Wilson, CEO and Chairman		333	502	85	258
		$365	$1,960	$98	$581

Rental Property Revenues (B)		$5	$-	$5	$-

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$19	$101	$-	$32
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A )	(6)	(31)	(11)	(13)

Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		281	263	93	88
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(16)	(16)	(11)	(7)
James J. Wilson, IGC chairman and director	(C2)	150	150	50	50
Thomas J. Shafer, Trustee	(C3)	45	32	15	11

		$473	$499	$136	$161

BALANCE SHEET IMPACT:
				Balance	Balance
				September 30,	December 31,
				2006	2005
Assets Related to Rental Properties
Receivables-All unsecured and due on demand
Unconsolidated real estate entities with third party partners, net of reserves				$-	$506
Other Assets
Receivables-All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$69	$108

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

(B)  Rental Property Revenue
On September 1, 2006, the Company, through one of its Puerto Rican subsidiaries, Escorial Office Building I, Inc. (“Landlord”), executed a lease with Caribe Waste Technologies, Inc. (“CWT”), a Company owned by the J. Michael Wilson Family. The lease provides for 1,842 square feet of office space to be leased by CWT for five years at $19.00 per rentable square foot. The company provided CWT with an allowance of $9,000 in tenant improvements which are being amortized over the life of the lease. In addition, CWT shall have the right to terminate this lease at any time after one year, provided it gives Landlord written notice six (6) months prior to termination.  The lease agreement is unconditionally guaranteed by Interstate Business Corporation (“IBC”), a company owned by the J. Michael Wilson Family.

(C)     Other

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $9,715,000 for the nine months ended September 30, 2006 which represents 27% of the U.S. segment's revenue and 14% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the nine and three months ended September 30, 2006.
During the first nine months of 2005, the Company sold commercial land for $7,448,000 to Jalexis, Inc. within our Puerto Rico segment. That commercial land sale represented 62% of the Puerto Rico segment's revenue and 18% of our consolidated year to date 2005 revenue. No other customers accounted for more than 10% of our consolidated revenue in the nine and three months ended September 30, 2005.

The following presents the segment information for the nine months ended September 30, 2006 and 2005 (in thousands):

	United	Puerto	Inter-
Nine Months (Unaudited)	States	Rico	Segment	Total

2006:
Rental property revenues	$23,889	$16,057	$-	$39,946
Rental property operating expenses	11,265	7,822	(15)	19,072
Land sales revenue	11,317	-	-	11,317
Cost of land sales	6,156	-	-	6,156
Home sales revenue	-	16,343	-	16,343
Cost of home sales	-	12,310	-	12,310
Management and other fees	461	443	(19)	885
General, administrative, selling and marketing expense	4,974	2,424	(4)	7,394
Depreciation and amortization	3,532	2,707	-	6,239
Operating income	9,740	7,580	-	17,320
Interest income	576	95	(40)	631
Equity in earnings from unconsolidated entities	(1)	511	-	510
Interest expense	6,604	4,351	(40)	10,915
Minority interest in consolidated entities	610	2,387	-	2,997
Income before provision for income taxes	3,105	1,651	-	4,756
Income tax provision	1,284	470	-	1,754
Net income	1,821	1,181	-	3,002
Gross profit on land sales	5,161	-	-	5,161
Gross profit on home sales	-	4,033	-	4,033
Total assets	220,662	106,489	-	327,151
Additions to long lived assets	$33,801	$1,192	$-	$34,993
2005:
Rental property revenues	$16,603	$9	$-	$16,612
Rental property operating expenses	6,957	48	-	7,005
Land sales revenue	6,485	10,397	-	16,882
Cost of land sales	3,761	7,506	(159)	11,108
Home sales revenue	-	-	-	-
Cost of home sales	-	21	-	21
Management and other fees	767	1,660	(3)	2,424
General, administrative, selling and marketing expense	5,571	2,467	(3)	8,035
Depreciation and amortization	2,836	116	-	2,952
Operating income	4,730	1,908	159	6,797
Interest income	116	547	(521)	142
Equity in earnings from unconsolidated entities	118	786	-	904
Interest expense	5,144	222	(449)	4,917
Minority interest in consolidated entities	372	-	-	372
Income (loss) before provision for income taxes	(545)	3,649	88	3,192
Income tax (benefit) provision	(82)	1,369	-	1,287
Net (loss)/income	(463)	2,280	88	1,905
Gross profit on land sales	2,724	2,891	159	5,774
Gross profit on home sales	-	(21)	-	(21)
Total assets	150,746	70,867	(10,193)	211,420
Additions to long lived assets	$7,661	$1,490	$-	$9,151

The following presents the segment information for the three months ended September 30, 2006 and 2005 (in thousands):

	United	Puerto	Inter-
Three Months (Unaudited)	States	Rico	Segment	Total

2006:
Rental property revenues	$8,283	$5,525	$-	$13,808
Rental property operating expenses	4,110	2,634	(15)	6,729
Land sales revenue	4,691	-	-	4,691
Cost of land sales	2,490	-	-	2,490
Home sales revenue	-	5,084	-	5,084
Cost of home sales	-	3,789	-	3,789
Management and other fees	192	147	(19)	320
General, administrative, selling and marketing expense	1,578	813	(4)	2,387
Depreciation and amortization	1,257	908	-	2,165
Operating income	3,731	2,612	-	6,343
Interest income	517	35	(22)	530
Equity in earnings from unconsolidated entities	(1)	168	-	167
Interest expense	2,556	1,181	(22)	3,715
Minority interest in consolidated entities	298	33	-	331
Income before provision for income taxes	1,395	1,689	-	3,084
Income tax provision	555	485	-	1,040
Net income	840	1,204	-	2,044
Gross profit on land sales	2,201	-	-	2,201
Gross profit on home sales	-	1,295	-	1,295
Total assets	220,662	106,489	-	327,151
Additions to long lived assets	$9,593	$284	$-	$9,877
2005:
Rental property revenues	$5,775	$9	$-	$5,784
Rental property operating expenses	2,583	48	-	2,631
Land sales revenue	4,161	-	-	4,161
Cost of land sales	2,214	14	-	2,228
Management and other fees	262	466	(1)	727
General, administrative, selling and marketing expense	1,840	781	(1)	2,620
Depreciation and amortization	948	54	-	1,002
Operating income	2,613	(422)	-	2,191
Interest income	25	176	(139)	62
Equity in earnings from unconsolidated entities	45	231	-	276
Interest expense	1,600	77	(139)	1,538
Minority interest in consolidated entities	134	-	-	134
Income (loss) before provision for income taxes	954	(25)	-	929
Income tax provision	507	33	-	540
Net income (loss)	447	(58)	-	389
Gross profit on land sales	1,947	(14)	-	1,933
Total assets	150,746	70,867	(10,193)	211,420
Additions to long lived assets	$2,338	$200	$-	$2,538

(8)	SUBSEQUENT EVENTS

Cash Dividend
On November 10, 2006, the Board of Trustees declared a $0.10 per share cash dividend on its common shares, payable on December 11, 2006 to shareholders of record on November 27, 2006.

Apartment Property Mortgage Refinancings
On October 2, 2006, Fox Chase Apartments, LLC (“Fox Chase”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $13,000,000 with Wells Fargo Bank, N.A. The ten-year loan, amortized over 30 years, has a fixed interest rate of 6.06%, requires principal and interest payments through maturity and a balloon payment at the maturity date, November 1, 2016. The prior mortgage of $6,537,000 was repaid and the net proceeds from the refinancing will be used to fund the escrow discussed below under “Related Party Transaction.”

On November 1, 2006, New Forest Apartments, LLC (“New Forest”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $23,000,000 with Wells Fargo Bank, N.A. The ten-year loan, amortized over 30 years, has a fixed interest rate of 6.075%, requires principal and interest payments through maturity and a balloon payment at the maturity date, November 1, 2016. The prior mortgage of $12,144,000 was repaid and the net proceeds from the refinancing will be used for overall apartment property improvements, the repayment of recourse debt, future development efforts and potential acquisitions.

Related Party Transaction
On October 20, 2006, the Company entered into an agreement with IBC, whereby the Company agreed to loan $5,000,000 to IBC for a term of one year. The loan will bear interest at a rate of prime plus 2.75% and the Company will receive a $250,000 lender’s fee upon repayment of the loan. IBC’s borrowings under the loan will be collateralized by the proceeds it receives from a pending sales contract relating to IBC’s disposition of its interest in an apartment property expected to settle in January 2007 and 262,490 shares of ACPT stock held by Wilson related parties. The loan will be used by a Wilson related entity as collateral for a financing that will provide funds to repay the creditors of the El Comandante Race Track, which is currently under bankruptcy proceedings (“Track Financing”). As a condition to making the loan, the Company will receive a perpetual easement on a road located on the race track’s property that will provide access to the 500 adjacent acres owned by the Company. Other groups have presented reorganization plans to the court and absent the Track Financing, the ownership of the race track would change hands. The ability to obtain a similar easement from a subsequent owner of the race track is uncertain. The loan documents and funds are currently in escrow until the Bankruptcy Court approves the Track Financing. The IBC loan was approved by the Independent Trustees of the Company in accordance with Company policy.

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

RESTATEMENT AND INTERNAL CONTROL REMEDIATION MATTERS
During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. To correct the errors discovered, the Company restated its financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004 and its Forms 10-Q for the first two quarters of fiscal 2005.  The Company has evaluated the effectiveness of its internal control over accounting for income taxes as of September 30, 2006, and has determined that the accounting errors referenced above and the potential for additional misstatements indicate a material weakness in internal control over accounting for income taxes.  The Company is currently taking steps toward the remediation of this material weakness. The Company retained international tax advisors to provide its in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters. In addition, the Company recently hired a new Director of Tax who will help to manage the tax compliance and tax accounting process. Management believes that these efforts will enable the Company to more effectively manage its internal and third-party tax professionals and ultimately remediate the material weakness.

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
Refer to the Company’s 2005 Annual Report on Form 10-K for a discussion of critical accounting policies, which include profit recognition, cost capitalization, investment in unconsolidated partnerships, impairment of long-lived assets, depreciation of real estate investments, income taxes and contingencies. For the nine months ended September 30, 2006 there were no material changes to our policies, except as noted below.

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

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the nine and three months ended September 30, 2006 (unaudited) with the results of operations of the Company for the nine and three months ended September 30, 2005 (unaudited). As a result of implementing EITF 04-05, our year to date net income, on a consolidated basis, was reduced by $1,113,000 and our quarterly net income, on a consolidated basis, was increased by $301,000. Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:
For the nine months ended September 30, 2006 our U.S. segment generated $9,740,000 of operating income compared to $4,730,000 of operating income generated by the segment for the same period in 2005. For the three months ended September 30, 2006, our U.S. segment generated $3,731,000 of operating income compared to $2,613,000 of operating income for the three months ended September 30, 2005. Additional information and analysis of the U.S. operations can be found below.

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
In the fourth quarter of 2005, we broke ground on our newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments, and began leasing efforts in the first quarter of 2006. The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet. The Company expects to complete the construction of the nine buildings by the end of the first quarter of 2007. The first three buildings became available for occupancy in October and November 2006. As of September 30, 2006, 31% of the total units were pre-leased.

Apartment Acquisitions
On May 23, 2005, the Company acquired the assets of Nottingham Apartments LLC, in Baltimore, Maryland containing 85 units for approximately $3,000,000. On April 28, 2006, the Company acquired two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000. All of the acquired properties are operated as market rate properties.

As of September 30, 2006, twelve of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units at some of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

The following table presents the results of rental property revenues and operating expenses for the nine and three months periods ended September 30, 2006 and 2005 ($ in thousands):

($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Rental property revenues
Nine months ended	$23,889	$4,853	$19,036	$16,603	$2,433
Three months ended	$8,283	$1,634	$6,649	$5,775	$874

Rental operating expenses
Nine months ended	$11,265	$2,858	$8,407	$6,957	$1,450
Three months ended	$4,110	$933	$3,177	$2,583	$594

Nine months ended
For the nine months ended September 30, 2006, rental property revenues increased $7,286,000 to $23,889,000 compared to $16,603,000 for the nine months ended September 30, 2005. The increase is primarily due to the impact of EITF 04-05 requiring us to include the results of operations for two apartment properties, Huntington and Essex, in our consolidation beginning January 1, 2006; the results of which were consistent with revenues earned in the prior year. The increase in our rental property revenue during the first nine months of 2006 was also the result of our apartment acquisitions in May 2005 and April 2006 which added $1,124,000 of rental property revenues. Other increases in rental property revenues during the nine months ended September 30, 2006 include an increase of 4% resulting in an additional $942,000 of rental property income, which includes the additional revenue earned from the fair market conversion of one of our apartment properties in January 2006, a benefit of $274,000 resulting from the completion of the amortization of acquired intangible leases for Owings Chase and Prescott Square in 2005, and an increase in our other revenues, such as corporate unit fees, cable income and recovery of bad debts totaling $87,000.
For the nine months ended September 30, 2006, rental property operating expenses increased $4,308,000 to $11,265,000 compared to $6,957,000 for the nine months ended September 30, 2005. The increase is primarily the result of the impact of EITF 04-05, which added an additional $2,858,000 for the nine months ended September 30, 2006. The increase in our rental property operating expenses during the first nine months of 2006 is also the result of our apartment acquisitions in May 2005 and April 2006 which increased our operating expenses by $681,000 and $138,000 of operating expenses incurred by Sheffield Greens. Overall for the nine months ended September 30, 2006, our rental property expenses generally increased as a result of inflation and specifically increased as it related to the rehabilitation of our apartment units, project wide cleaning, grounds and maintenance and utility rates.

Three months ended
For the three months ended September 30, 2006, rental property revenues increased $2,508,000 to $8,283,000 compared to $5,775,000 for the three months ended September 30, 2005. As a result of adopting EITF 04-05 in 2006, we added an additional $1,634,000 of rental property revenues related to the operations of Huntington and Essex; the results of which are consistent with that of the same period in 2005. The increase in our rental property revenue during the third quarter of 2006 was also the result of our apartment acquisition in April 2006 which added $486,000. Other increases in rental property revenues for the quarter ended September 30, 2006 include an overall rent increase resulting in an additional $334,000 and a benefit of $55,000 resulting from the completion of the amortization of acquired intangible leases for Owings Chase and Prescott Square in 2005 and Nottingham South in May 2006.
Rental property operating expenses increased $1,527,000 in the third quarter of 2006 to $4,110,000 compared to $2,583,000 for the third quarter of 2005. The increase in the third quarter of 2006 is primarily the result of adopting EITF 04-05 which increased our property operating expenses by $933,000. The increase is also the result of our apartment acquisition in April 2006 which added operating expenses of $359,000, and operating expenses incurred by Sheffield Greens of $39,000. Overall during the third quarter of 2006, our properties experienced general inflationary increases and specific increases in operating and maintenance costs, bad debt expense and concessions awarded to residents.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

Community development land sales revenue increased $4,832,000 to $11,317,000 for the nine months ended September 30, 2006 compared to $6,485,000 for the nine months ended September 30, 2005. Community development land sales revenue increased $530,000 to $4,691,000 for the three months ended September 30, 2006 compared to $4,161,000 for the three months ended September 30, 2005.

Residential Land Sales
For the nine months ended September 30, 2006, we delivered 42 single-family lots and 14 town-homes lots to Lennar, recognizing as revenue the initial $125,000 per single family lot and $85,000 per town-home lot plus water and sewer fees, road fees and other off-site fees. For the nine months ended September 30, 2005, we delivered 45 residential lots to Lennar at an initial selling price of $100,000 per lot plus water and sewer fees, road fees and other off-site fees. As of September 30, 2006, we had 23 developed single family lots and 20 developed town-home lots in backlog and ready for delivery.
For the three months ended September 30, 2006, we delivered 16 single-family lots and 14 town-home lots to Lennar at an average selling price of $125,000 per single family lot and $85,000 per town-home lot compared to 35 residential lots delivered to Lennar during the third quarter of 2005 at an average initial selling price of $100,000 per lot plus fees.
Prices for our residential lots reflect the healthy housing market and increased home prices in Charles County in 2005 which have remained relatively constant in 2006. Currently new town-homes in Fairway Village are selling in the mid-$300,000’s while single-family homes in Fairway Village are selling in excess of $450,000.
During the first nine months of 2006 and 2005, we also recognized $2,594,000 and $1,669,000, respectively, of additional revenue for lots that were previously sold to Lennar. During the third quarter of 2006 and 2005, we recognized $887,000 and $421,000, respectively, of additional revenue for lots previously sold to Lennar. This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the nine months ended September 30, 2006, we sold 10.46 commercial acres in St. Charles for $1,602,000 with no commercial sales for the three months ended September 30, 2006. For the nine months ended September 30, 2005, we sold 1.34 commercial acres for $200,000 and for the three months ended September 30, 2005, we sold 1.04 acres for $150,000. As of September 30, 2006, our backlog contained 10.68 commercial acres under contract for a total of $5,069,000.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to a newly formed joint venture with Lennar in exchange for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to Lennar’s homebuilding division. The Company serves as the managing agent for the project and receives a 3% management fee. The Company recorded deferred revenues equal to the cash it received at closing and off-site fees the joint venture is obligated to pay the Company until the lots are sold by the joint venture and deferred costs related to 50% of the cost basis of the land. We expect to recognize the profit on the portion of land transferred as lots are sold by Lennar through the amortization of previously deferred revenues and costs. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the first quarter of 2009. The remaining 50% of the land's cost basis was recorded as our investment in the joint venture and is reflected within our investments in unconsolidated real estate entities. The joint venture sold 25 lots to Lennar’s homebuilding division during the third quarter of 2006 and did not deliver any lots to Lennar during the first nine months of 2005. As a result, the Company recognized $324,000 in off-site and management fees, $286,000 of deferred revenue and $176,000 of deferred costs.

Gross Margin on Land Sales
The gross margin on land sales for the nine months ended September 30, 2006 was 46% compared to 42% for the same period of 2005. The gross margins on land sales for the three months ended September 30, 2006 and 2005 were 47% for both periods. Our gross margins on land sales for the comparable residential land sold in the U.S. have remained stable; our gross margins on land sales between the periods presented differed as a result of the mix of land sold.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $9,715,000 for the nine months ended September 30, 2006 which represents 27% of the U.S. segment's revenue and 14% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the nine and three months ended September 30, 2006. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

Management and Other Fees - U.S. Operations:
We earn monthly management fees from all of the apartment properties that we own as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson. Effective April 30, 2006, the Company’s management agreement with Chastleton Associates LP terminated due to the fact that the apartment property was sold to a third party. The property was previously owned by an affiliate. Management fees generated by this property accounted for less than 1% of the Company’s total revenue. The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006.
We receive an additional fee from the properties that we manage for their use of the property management computer system that we purchased at the end of 2001 and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense.
The Company manages the project development of the joint venture with Lennar for a market rate fee pursuant to a management agreement. These fees are based on the cost of the project and a prorated share is earned when each lot is sold.
This section includes only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

Management and other fees ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$461	$(305)	$766	$767	$(1)
Three months ended	$192	$(103)	$295	$262	$33

      Due to the required elimination of management fees in consolidation, the total management fees decreased for the nine and three months ended September 30, 2006, as compared to nine and three months ended September 30, 2005 as a result of the impact of EITF 04-05. Excluding the impact of EITF 04-05, management and other fees were relatively consistent with the prior periods.

General, Administrative, Selling and Marketing Expense - U.S. Operations:
The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our 15 properties located in St. Charles, Maryland, five properties located in the Baltimore, Maryland area and one property in Virginia and, to a lesser extent, the other properties that we manage. Our unconsolidated and managed-only apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.
General, administrative, selling and marketing costs incurred within our U.S. operations decreased $597,000 to $4,974,000 for the nine months ended September 30, 2006, compared to $5,571,000 for the same period of 2005. The 11% decrease in general, administrative, selling and marketing costs is primarily attributable to a decrease in the expense associated with our outstanding share incentive rights, as a result of a reduction of shares outstanding due to prior period exercises coupled with a significant increase in the share price during the first nine months of 2005. The decrease was partially offset by an increase in accounting, auditing fees, legal fees and donations.
General, administrative, selling and marketing costs incurred within our U.S. operations decreased $262,000 to $1,578,000 for the three months ended September 30, 2006, compared to $1,840,000 for the three months ended September 30, 2005. The 14% decrease in general, administrative, selling and marketing costs is due to a decrease in the expense associated with our outstanding share incentive rights offset by an increase in Trustees’ fees as a result of share awards granted to the non-employee Trustees on August 28, 2006.

Depreciation Expense - U.S. Operations:

Depreciation expense ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$3,532	$392	$3,140	$2,836	$304
Three months ended	$1,257	$140	$1,117	$948	$169

Depreciation expense increased $696,000 to $3,532,000 for the first nine months of 2006 compared to $2,836,000 for the same period in 2005 and increased $309,000 to $1,257,000 for the three months ended September 30, 2006 compared to $948,000 for the three months ended September 30, 2005. As a result of adopting EITF 04-05 in 2006, we added an additional $392,000 for the nine months and $140,000 for the three months of depreciation expense to our 2006 consolidation. Excluding the impact of EITF 04-05, the increase is attributable to the acquisitions in May 2005 and April 2006 as well as additional capital improvements made to the properties.

Interest Income - U.S. Operations:
Interest income for the nine and three months ended September 30, 2006 was $576,000 and $517,000, respectively, compared to $116,000 and $25,000 for the same periods in 2005.  During the third quarter of 2006, the Company received approximately $470,000 from the County related to interest earned on the Bonds proceeds held by the County but not yet drawn by the Company. The interest payment represented interest earnings by the County from July 1, 2005 through June 30, 2006, the County’s fiscal year. Although the Company expects to receive an interest payment again next year based on verbal discussions with County representatives, a formal written agreement has not yet been completed. As such, the Company only recognized the cash received from the County and did not accrue any interest income for the third quarter. Once a written agreement is finalized, the Company will begin to accrue interest income based on the terms of the agreement.

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

Interest expense ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$6,604	$948	$5,656	$5,144	$512
Three months ended	$2,556	$315	$2,241	$1,600	$641

Interest expense for the nine months ended September 30, 2006 increased $1,460,000 to $6,604,000 compared to $5,144,000 for the nine months ended September 30, 2005. The increase is primarily the result of EITF 04-05, which added $948,000 of interest expense for the first nine months of 2006. The year to date increase is also the result of additional interest expense of $369,000 on the mortgages of the properties acquired in May 2005 and April 2006.

Interest expense for the three months ended September 30, 2006 $956,000 to $2,556,000 compared to $1,600,000 for the three months ended September 30, 2005. The increase is the result of EITF 04-05, which added $315,000 of interest expense in the third quarter of 2006. The increase is also the result of additional mortgage interest on the apartment property acquired in April 2006.
For the nine and three months ended September 30, 2006, $1,355,000 and $623,000 of interest was capitalized in the U.S. operations compared to $637,000 and $293,000 of interest capitalized during the same periods in 2005.

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
Minority interest for the nine and three months ended September 30, 2006 was $610,000 and $298,000 respectively compared to $372,000 and $134,000 for the nine and three months ended September 30, 2005. The year to date and quarter to date increases in minority interest expense are due to distributions made to the limited partners of Huntington for which we are now required to consolidate as a result of the implementation of EITF 04-05 as well as surplus cash distributions made to the limited partners of Palmer, Third Age and Crossland.

Provision for Income Taxes - U.S. Operations:
The effective tax rates for the nine and three months ended September 30, 2006, were 41% and 40% respectively. The effective tax rates for the nine and three months ended September 30, 2005 were 15% and 53%, respectively. The statutory rate is 39%. The effective tax rate for 2006 differs from the statutory rate due to certain permanent differences, taxation of foreign source interest income without a corresponding foreign tax credit and state taxes. The effective rate for 2005 differs from the statutory rate primarily due to the effect of permanent items and the taxation of foreign source interest income without a corresponding foreign tax credit.

Results of Operations - Puerto Rico Operations:
For the nine months ended September 30, 2006, our Puerto Rico segment generated $7,580,000 of operating income compared to $1,908,000 of operating income for the same period in 2005. For the three months ended September 30, 2006, our Puerto Rico segment generated $2,612,000 of operating income compared to an operating loss of $422,000 for the same period in 2005. Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
Effective January 1, 2006, the Company consolidated a number of apartment partnerships in accordance with EITF 04-05. Under the new consolidation guidance, nine Puerto Rico based apartment partnerships, operating twelve apartment properties, (“Puerto Rico Apartments”) in which we hold an ownership interest now qualify for the consolidation method of accounting. As a result, we included within our financial statements the consolidated apartment properties’ total revenues and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any income or losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest. As of September 30, 2006, our twelve consolidated properties are HUD subsided projects with rental rates governed by HUD.
The following table presents the results of rental property revenues and operating expenses for the nine and three-month periods ended September 30, 2006 and 2005:

($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Rental property revenues
Nine months ended	$16,057	$15,831	$226	$9	$217
Three months ended	$5,525	$5,436	$89	$9	$80
Rental operating expenses
Nine months ended	$7,822	$7,394	$428	$48	$380
Three months ended	$2,634	$2,488	$146	$48	$98

The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property revenues by $15,831,000 and $5,436,000 for the nine and three months ended September 30, 2006, respectively. Although not included in the consolidated results for the same periods in 2005, rental property revenues from the Puerto Rico Apartments were $15,441,000 and $5,164,000. The increases for the nine and three month periods ended September 30, 2006 were primarily related to increases in rents in 2006 as compared to 2005.
The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property operating expenses by $7,394,000 and $2,488,000 for the nine and three months ended September 30, 2006, respectively. Although not included in the consolidated results, rental property expenses from the Puerto Rico Apartments were $7,192,000 and $2,395,000 for the same periods in 2005. The increases were primarily due to increases in utilities and other operating expenses, partially offset by a reduction in repairs, painting and rehabilitation of units.
In September 2005, the Company commenced the operations of its new commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and leases approximately 20% of the building.
During nine and three months ended September 30, 2006, the commercial rental property generated $226,000 and $89,000 of rental property income, respectively, as compared to $9,000 for the same periods in 2005. Operating expenses for the commercial rental property during the nine and three months ended September 30, 2006 were $428,000 and $146,000, respectively, as compared to $48,000 for the same periods in 2005. As of September 30, 2006, 42% of the office space was leased.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by the mix of residential and commercial sales. Residential and commercial land sales are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There were no community development land sales during the nine and three months ended September 30, 2006. Community development land sales during the nine months ended September 30, 2005 were $10,397,000. There was no community development land sales during the three months ended September 30, 2005. In April 2005, the Company sold 7.2 commercial acres for $7,448,000 and in February 2005, the Company sold 2.5 commercial acres for $2,949,000 in the master- planned community of Parque Escorial. The gross margin on land sales for the nine months ended September 30, 2005 was 28%.
There were no commercial contracts for commercial sales in backlog at September 30, 2006.

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
Within the Torres project and during the nine and three months ended September 30, 2006, 65 and 20 units, respectively, were closed at an average selling price of approximately $251,000 and $254,000 per unit, respectively, generating aggregate revenues of $16,343,000 and $5,084,000, respectively, with no comparable home sales revenue generated within the same periods in 2005. The year to date and quarter to date gross margins on home sales were 25%. As of September 30, 2006, 15 units of Torres were under contract at an average selling price of $281,000 per unit. Each sales contract is backed by a $6,000 deposit. For the nine months ended September 30, 2006, the Company had 48 new contracts and 36 canceled contracts.  For the same period in 2005, the Company had 64 new contracts and 9 canceled contracts. The slowdown in new contracts during the third quarter of 2006 is partially attributable to a limited number of condominiums currently available for contract in the balance of Building Three.  At the end of September 2006, the Company opened up for sale the last 40 units available for contract in the fourth and final building.  The Company generally waits to open up a new building until substantially all of the units in previous buildings are under contract.

Management and Other fees - Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial. This section includes only the fees earned from the unconsolidated entities. The fees earned from the consolidated entities are eliminated in consolidation.

Management Fees ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$443	$(1,048)	$1,491	$1,660	$(169)
Three months ended	$147	$(338)	$485	$466	$19

Due to the required elimination of management fees in consolidation, total management fees decreased for the nine and three months ended September 30, 2006, as compared to the nine and three months ended September 30, 2005 as a result of the impact of EITF 04-05.
Excluding the impact of EITF 04-05, the $169,000 decrease in management fees during the nine months ended primarily resulted from the fact that in 2005, we managed one commercial property owned by the Wilson Family which was sold to a third party in April 2005. Fees earned in 2005 included a broker’s fee from the sale of the property of $139,000 and a refinancing fee of $96,000 earned from Bayamon Garden. The $19,000 increase in management fees for the third quarter of 2006 is the result of increases in management fees from the apartment properties and the Parque Escorial Associations.

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
General, administrative, selling and marketing expenses decreased 2% or $43,000 to $2,424,000 during the nine months ended September 30, 2006, as compared to $2,467,000 for the same period of 2005 and increased $32,000 or 4% to $813,000 during the three months ended September 30, 2006, as compared to $781,000 for the three months ended September 30, 2005.

The 2% year to date decrease is attributable to a decrease in the expense related to our share appreciation rights as a result of significant increases in our share price in the prior period while the share price in the current period remained relatively constant, a reduction in office and parking rents, as well as decreases in bad debts, consulting tax services and miscellaneous general expenses. These decreases were offset in part by an increase in selling and marketing expenses incurred in the Torres project, with no comparable expense during the same period in 2005 and increases in legal services, municipal and property taxes as well as salaries and benefits.
The 4% increase in our quarter to date general and administrative expenses is the result of an increase in selling and marketing expenses, legal services, salaries and benefits, municipal and property taxes, workmen compensation and hazard insurance expenses. These three months increases were offset by a reduction in the charge related to our share appreciation rights; a decrease in consulting tax services, office and parking rents and miscellaneous general expenses.

Depreciation Expense - Puerto Rico Operations:

Depreciation Expense ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$2,707	$2,424	$283	$116	$167
Three months ended	$908	$814	$94	$54	$40

Depreciation expense for the nine months ended September 30, 2006 was $2,707,000 compared to $116,000 for the same period in 2005 and was $908,000 for the three months ended September 30, 2006 compared to $54,000 for the third quarter of 2005. The increases are primarily attributable to the adoption of EITF 04-05. Depreciation expense, excluding the impact of EITF 04-05, increased $167,000 for the first nine months of 2006 compared to the same period in 2005 and increased $40,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is attributable to the Escorial Building One, our new commercial office building. Our year to date and quarter to date depreciation expense for this building was $169,000 and $56,000, respectively.

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

Equity in earnings ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$511	$(228)	$739	$786	$(47)
Three months ended	$168	$(125)	$293	$231	$62

Equity in earnings from partnerships, excluding the impact of EITF 04-05, decreased 6% to $739,000 during the first nine months of 2006, as compared to $786,000 during the same period of 2005 and increased 27% to $293,000 during the third quarter of 2006 compared to $231,000 in 2005. The 2006 year to date decrease is the result of reduced equity in earnings from the Puerto Rico Apartments as compared to the same periods in 2005. The decreased of equity in earnings from the apartments was primarily related to operating, financial and depreciation expenses increasing at a greater rate than revenues. The three-month period increase of 27% is the result of greater revenues than expenses, due to approved rent increases in May, July and September 2006, respectively.

Interest Expense - Puerto Rico Operations:
Interest cost is incurred on our homebuilding construction loan, non-recourse debt of our investment properties, capital leases, and the amortization of certain loan fees. Interest cost is capitalized to the extent of our investment in qualified assets. Interest costs not eligible for capitalization are included on the financial statements as interest expense.

Interest Expense ($ in thousands)	September 30, 2006 as presented	Less Effect of EITF 04-05	September 30, 2006 Excluding the impact of EITF 04-05	September 30, 2005	Difference
Nine months ended	$4,351	$4,254	$97	$222	$(125)
Three months ended	$1,181	$1,424	$(243)	$77	$(320)

Interest expense for the nine months ended September 30, 2006 increased $4,129,000 to $4,351,000 compared to $222,000 for the nine months ended September 30, 2005 and increased $1,104,000 for the three months ended September 30, 2006 to $1,181,000 compared to $77,000 for the same period in 2005. Our year to date and quarter to date interest expense increased as a result of EITF 04-05. The quarter to date decrease in interest expense in Puerto Rico is primarily attributable to the capitalization of interest expense.
For the nine and three months ended September 30, 2006, $710,000 and $214,000 of interest was capitalized within our Puerto Rico operations compared to $1,086,000 and $386,000 of interest capitalized for the same periods in 2005.

Minority Interest in Consolidated Entities - Puerto Rico Operations:
As a result of implementing EITF 04-05, our Puerto Rico segment now records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership, even though these distributions have no economic effect or cost to the Company. Losses charged to minority interest are limited to the minority partners’ basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense. Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.
Minority interest for the nine and three months ended September 30, 2006, were $2,387,000 and $33,000, respectively. The minority interest expense in both periods was primarily the result of distributions to the minority owners in excess of their basis from our consolidated apartment partnerships. During the first quarter of 2006, surplus cash distributions of $1,057,000 were made from the consolidated apartment partnerships to the minority owners in excess of their basis. In April 2006, the mortgage of one of our consolidated apartment properties was refinanced and as a result, the Company made a distribution of $1,100,000 to the minority partners. Also during the second and third quarter, $230,000 of regular distributions from the surplus cash of other consolidated apartment properties were made.

Provision for Income Taxes - Puerto Rico Operations:
The effective tax rates for the nine and three months ended September 30, 2006 were 28% and 29%, respectively. The effective tax rates for the nine and three months ended September 30, 2005 were 38% and (132)%, respectively, for both periods. The statutory rate is 29%. The effective tax rate for the nine months ended September 30, 2006 did not differ substantially from the statutory rate. The difference in the effective tax rate and the statutory rate for the nine and three months ended September 30, 2005 was primarily due to the accrual of additional taxes regarding the potential taxation of certain PR income at the U.S. Corporate rates. Furthermore, this caused a disproportionate effect on the three months ended September 30, 2005 because the segment incurred a small loss during the period. As a result of a closing agreement with the Internal Revenue Service, this tax issue was resolved and the tax effect was reversed during the quarter ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of September 30, 2006, the Company had cash and cash equivalents of $14,768,000 and $19,310,000 in restricted cash. The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Nine Months Ended September 30,
	2006	2005

Operating Activities	$4,762	$(10,158)
Investing Activities	(32,066)	(4,875)
Financing Activities	20,916	14,067
Net Decrease in Cash	$(6,388)	$(966)

For the nine months ended September 30, 2006 operating activities provided $4,762,000 of cash flows compared to $10,158,000 of cash flows used in its operating activities for the nine months ended September 30, 2005. The $14,920,000 increase in our operating cash is primarily due to the increased sales to date for the nine months ended September 30, 2006 as a result of the different phases of our community development and homebuilding projects for the respective periods presented. Our operating activities include cash generated from operations as well as cash paid for additions to our community development and homebuilding improvements. Within our homebuilding operations in Puerto Rico, the Company sold 65 units within its homebuilding project, Torres del Escorial, during the first nine months of 2006 with no comparable condo sales during the same period in 2005. Although the project remains in the construction phase, expenditures have decreased as the project enters into the fourth and final section, using $5,860,000 of cash from operating activities during the first nine months of 2006 compared to $9,902,000 for the nine months ended September 30, 2005. Within our community development operations in the U.S., the Company continues to develop residential lots for delivery to Lennar as part of its March 2004 agreement.  Also, in accordance with an agreement with the Charles County government, the Company is accelerating the construction of two major roadway links to the Charles County roadway system.  For the nine months ended September 30, 2006, the Company added $16,789,000 of additions to our community development assets in connection with these projects compared to $15,594,000 for the nine months ended September 30, 2005. From period to period, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.
During the nine months ended September 30, 2006, the Company had $32,066,000 of net cash used in its investing activities compared to $4,875,000 of net cash used during the first nine months of 2005. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. On April 28, 2006, the Company completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. Also, during the first nine months of 2006, we invested $7,747,000 in the construction of an apartment project in St. Charles compared to construction expenditures of $1,957,000, related to the construction of our office building in Parque Escorial used during the first half of 2005. Finally, as a result of adding 11 additional properties to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, we added $4,723,000 to the opening consolidated cash balance. For further discussion of the impact at the implementation of EITF 04-05, see Note 2 to our consolidated financial statements.
For the nine months ended September 30, 2006, $20,916,000 of cash was provided by our financing activities compared to $14,067,000 of cash provided by financing activities for the same period in 2005. Cash used in or provided by financing activities generally relates to dividend distributions to our shareholders, distributions made to our minority interest partners and advances and repayment of debt. The increase in distributions to minority interest partners to $2,957,000 for the nine months ended September 30, 2006 is primarily the result of including the 11 additional apartment properties as discussed above. The increase in dividends paid to shareholders from $1,536,000 for the first nine months of 2005 to $3,745,000 for the first nine months of 2006 is the result of a special dividend paid related to the resolution of certain tax matters. Related to changes in our debt items, generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. The detailed activity within our recourse and non-recourse debt instruments is discussed below within the Contractual Financial Obligations section.

Contractual Financial Obligations
The following chart reflects our contractual financial obligations as of September 30, 2006:

	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Total recourse debt - community
development and homebuilding	$39,288	$1,112	$20,946	$2,939	$14,291
Total recourse debt - investment properties	4,545	2,814	217	170	1,344
Total non-recourse debt - community development	500	-	500	-	-
Total non-recourse debt - investment properties	241,657	4,057	21,096	11,147	205,357
Capital lease obligations	75	15	60	-	-
Operating lease obligations	1,411	373	981	57	-
Purchase obligations	41,501	19,080	22,246	50	125
Total contractual cash obligations	$328,977	$27,451	$66,046	$14,363	$221,117

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. Although not required to be measured, as of September 30, 2006, the Company was in compliance with these financial covenants. As of September 30, 2006, $11,300,000 was outstanding on the Revolver.
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issues in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.6%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements with the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.
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
During the third quarter of 2006, the Company received approximately $470,000 from the County related to interest earned on the Bonds proceeds held by the County but not yet drawn by the Company. The interest payment represented interest earnings by the County from July 1, 2005 through June 30, 2006, the County’s fiscal year. Although the Company expects to receive an interest payment again next year based on verbal discussions with County representatives, a formal written agreement has not yet been completed. As such, the Company only recognized the cash received from the County and did not accrue any interest income for the third quarter. Once a written agreement is finalized, the Company will begin to accrue interest income based on the terms of the agreement.
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

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's homebuilding assets and 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The land assets in Parque Escorial are unencumbered as of September 30, 2006. On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company. The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points and matures on August 31, 2008. The outstanding balance of this facility on September 30, 2006, was $2,000,000. The outstanding balance bears interest at the 90-day LIBOR Rate (7.39% at September 30, 2006).
The Company obtained a construction loan in March 2004 for its current homebuilding project, Torres del Escorial. The construction loan carries a $26,000,000 revolving line of credit with aggregate advances not to exceed $18,000,000 outstanding at any one time. The loan is secured by a mortgage on the property and will be repaid by the proceeds of the home sales. As of September 30, 2006, the construction loan balance to advance is approximately $400,000 and the outstanding balance due to the bank is $3,709,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of September 30, 2006, approximately 39% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
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

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by the apartment projects.  As of September 30, 2006, approximately $1,000,000 of this debt is secured by the Federal Housing Administration ("FHA").
Non-recourse debt within our Puerto Rico operations also includes a permanent mortgage of $8,600,000 for the office building. The permanent loan facility consists of a thirty-year loan with a ten year fixed rate equal to 7.33%. At the end of the first ten years the interest rate will be reset, at the discretion of management, to a fixed rate for an additional five, seven or ten years equal to the SWAP rate plus 2.25%.
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

Liquidity Requirements
There have been delays in the receipt of three apartment properties’ subsidies from HUD totaling approximately $550,000 per month. The Company may be required to fund cash flow deficits to these properties on a temporary basis. The Company expects to be reimbursed when the subsidy payments are ultimately received and does not expect that this delay will impact its ability to meet its other short-term obligations.
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
We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase additional apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. During the remaining three months of 2006, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities.
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
As of September 30, 2006, there have been no material changes in the Company's financial market risk since December 31, 2005 as discussed in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
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
The Company determined the accounting errors referenced above indicated a material weakness in internal controls with respect to accounting for income taxes.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  The Company is currently taking steps toward the remediation of this material weakness. The Company retained international tax advisors to provide its in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters. In addition, the Company recently hired a new Director of Tax who will help to manage the tax compliance and tax accounting process. Management believes that these efforts will enable the Company to more effectively manage its internal and third-party tax professionals and ultimately remediate the material weakness.

Changes in Internal Control Over Financial Reporting
Except as discussed above, there have been no other changes during the Company's quarter ended September 30, 2006, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

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

Availability and creditworthiness of tenants
•  We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at September 30, 2006, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

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

Reduction in demand for new construction homes
•
     The price received for residential lots in St. Charles and home sales in Puerto Rico are impacted by changes in the demand for new construction homes. Softening of the demand for new homes in these areas will likely result in reductions in selling prices which would negatively impact our revenues and gross margins.

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
Residential land sales to Lennar within our U.S. segment amounted to $9,715,000 and $4,691,000 for the nine and three months ended September 30, 2006 which represents 27% and 36% of the U.S. segment's revenue and 14% and 19% of our total consolidated revenue. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results. We cannot assure you that any lost sales could be replaced on comparable terms, or at all.

Ability to renew HUD subsidy contracts and availability of federal funds on a timely basis to service these contracts
As of September 30, 2006, we owned an equity interest in and managed for third parties and affiliates properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. Historically, there have been delays in the receipt of subsidy payments which generally occur upon contract renewal and HUD’s annual budget renewal process. For those partnerships in which we serve as General Partner, we may be required to fund operating cash deficits when these delays occur. Further, as a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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

If our income consists largely of cash distributions from our subsidiaries, as expected, it is likely that we will have sufficient cash to distribute to shareholders. There can be no assurance, however, that our income allocations to the individual shareholders will be respected or that we will be able to make distributions in any given year that provide each individual shareholder with sufficient cash to meet his or her federal and state income tax liabilities with respect to his or her share of our income.

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

On October 20, 2006, the company entered into a $5,000,000 loan agreement with IBC. See Note 8 to our consolidated financial statements for discussion of the significant terms of this loan agreement.
On September 1, 2006, the Company, through one of its Puerto Rican subsidiaries, Escorial Office Building I, Inc. (“Landlord”), executed a lease with Caribe Waste Technologies, Inc. (“CWT”), a company owned by the J. Michael Wilson Family. See Note 6 to our consolidated financial statements for discussion of the significant terms of this lease.

ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Lease, dated as of September 1, 2006, by and between the Company and Caribe Waste Technologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 10, 2006	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 10, 2006	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: November 10, 2006	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer