Form 10-K
period 2006-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2007-03-23
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes / / No /x/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  / /  Accelerated filer  / / Non-accelerated filer  /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  / /    No  /x/

As of June 30, 2006 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange on that day of $20.00, was $49,544,540 As of March 1, 2007, there were 5,229,954 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of American Community Properties Trust to be filed with the Securities and Exchange Commission with respect to the 2007 Annual Meeting of Shareholders, to be held on June 6, 2007, are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2006 Form 10-K Annual Report

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
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders.  A new federal tax regulation has been proposed that will eliminate the pass through of these foreign tax credits to ACPT’s shareholders. This regulation is expected to become effective in 2007. ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT, and dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. multifamily rental properties flows through to ARPT.

ARPT
ARPT holds partnership interests in 21 multifamily rental properties ("U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware limited partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC
ARMC performs property management services in the United States for the U.S. Apartment Properties and for other rental apartments not owned by ACPT.

ALD
ALD owns and operates the assets of ACPT's United States community development operations. These include the following:
1.	a 100% interest in St. Charles Community LLC ("SCC LLC") which holds approximately 4,000 acres of land in St. Charles, Maryland;
2.
the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with land in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP, and designated for development as saleable property; and

3.	a 50% interest, through SCC LLC, in a land development joint venture, St. Charles Active Adult Community, LLC (“AAC”).

IGP Group
IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:
1.	a 100% partnership interest in LDA, a Puerto Rico special partnership which holds 120 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
2.	general partner interests in 9 multifamily rental properties (“Puerto Rico Apartment Properties”), and a limited partner interest in 1 of the 9 partnerships;
3.	a 100% ownership interest in Escorial Office Building I, Inc. (“EOBI”), through LDA and IGP, a Puerto Rico corporation that holds the operations of a three-story, 56,000 square foot office building;
4.	a 100% ownership interest in ICP, an entity that holds the partnership interest in El Monte Properties S.E. (“EMP”);
5.
a limited partnership interest in ELI, S.E. ("ELI"), that holds a 45.26% share in the future cash flow generated from a 30-year lease of an office building to the State Insurance Fund of the Government of Puerto Rico; and

6.	an indirect 100% ownership interest, through LDA and IGP, in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units.

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include: investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and property management services. Set forth below is a brief description of these businesses within each of our segments.

U.S. SEGMENT:

INVESTMENT IN RENTAL PROPERTIES

Multifamily Rental Properties
ACPT, indirectly through ARPT and AHP, holds interests in 21 U.S. Apartment Properties that own and operate apartment facilities in Maryland and Virginia. The U.S. Apartment Properties include a total of 3,366 rental units. Each of the U.S. Apartment Properties is financed by a non-recourse mortgage whereby the owners are not jointly and severally liable for the debt. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to the projects for residents of 973 apartment units. In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and 139 other units are leased under income guidelines set by the Maryland Community Development Administration. The remaining 2,144 units are leased at market rates.
The Company continues to believe that its investments in suburban multifamily rental properties will provide long-term value. First, we believe the continuing threat of rising interest rates and increased home prices have priced some potential first time homebuyers out of the home ownership market. Coupled with the decrease of the average suburban multifamily capitalization rate to 6.44% as compared to 6.74% in 2005(1), we believe the values of our multifamily rental properties have increased.

New Multifamily Rental Property Construction
In the fourth quarter of 2005, we broke ground on our newest addition to our multifamily rental properties in St. Charles' Fairway Village, the Sheffield Greens Apartments, and began leasing efforts in the first quarter of 2006. The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet. The first five buildings became available for occupancy in the fourth quarter of 2006. As of December 31, 2006, 39% of the total units were leased. The Company completed the construction of the remaining buildings in January 2007.

(1) Per Integra Realty Resources “IRR” Viewpoint 2007, “Real Estate Value Trends”

Multifamily Rental Property Acquisitions
On April 28, 2006, AHP completed its acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for a purchase price of $14,300,000. These properties are held in two wholly owned limited liability companies, Milford Station I, LLC and Milford Station II, LLC, and offer market rate, garden style apartments.

We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase apartment properties in the Baltimore and Washington, D.C. areas; however, we cannot give any assurance that we will be able to make acquisitions on favorable terms or at all.

The table below sets forth the name of each entity owning U.S. Apartment Properties; the number of rental units in the property; the percentage of all units held by U.S. Apartment Properties; the project cost; the percentage of such units under lease; and the expiration date and maximum benefit for any subsidy contract:
					Expira-
	No.	%	12/31/2006		tion
	of	of	Project	Occupancy	of	Maximum
	Apt.	Port-	Cost (C)	at	Subsidy	Subsidy
	Units	folio	(in thousands)	12/31/2006	Contract	(in thousands)
Consolidated Partnerships
Bannister Associates Limited Partnership	167	5%	$9,819	92%	N/A	$-
	41	1%			2008	508
Coachman's, LLC	104	3%	7,321	96%	N/A	-
Crossland Associates Limited Partnership	96	3%	3,321	95%	N/A	-
Essex Apartments Associates
Limited Partnership	496	15%	20,592	95%	2007	4,369
Fox Chase Apartments, LLC	176	5%	8,560	97%	N/A	(A	)
Headen House Associates Limited Partnership	136	4%	8,395	99%	2007	1,598
Huntington Associates Limited Partnership	204	6%	10,078	99%	2007	2,352
Lancaster Apartment Limited Partnership	104	3%	5,862	88%	N/A	(A	)
Milford Station I, LLC	200	6%	13,050	98%	N/A	-
Milford Station II, LLC	50	1%	1,836	94%	N/A	-
New Forest Apartments, LLC	256	8%	14,907	88%	N/A	(A	)
Nottingham South, LLC	85	3%	3,013	93%	N/A	-
Owings Chase, LLC	234	7%	15,535	97%	N/A	-
Palmer Apartments Associates	96	3%	8,961	97%	N/A	-
Limited Partnership	56	2%			2008	688
Prescott Square, LLC	73	2%	4,562	95%	N/A	-
Sheffield Greens Apartments, LLC (D)	252	7%	25,262	39%	N/A	-
Village Lake Apartments, LLC	122	3%	7,953	95%	N/A	-
Wakefield Terrace Associates	164	5%	11,138	97%	N/A	-
Limited Partnership	40	1%			2007	395
Wakefield Third Age Associates Limited Partnership	104	3%	5,549	93%	N/A	-

	3,256	96%	185,714			9,910
Unconsolidated Partnerships
Brookside Gardens Limited Partnership	56	2%	2,700	98%	N/A	(B	)
Lakeside Apartments Limited Partnership	54	2%	4,124	98%	N/A	(B	)
	110	4%	6,824
	3,366	100%	$192,538			$9,910

(A)	Not subsidized, however, certain units are subject to household income restrictions set by the Maryland Community Development Administration (“MCDA”).
(B)	Not subsidized, but all units are set aside for low to moderate income tenants over certain age limitations under provisions set by the LIHTC program.
(C)	Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.
(D)
Apartment property under construction. As of December 31, 2006 161 units of the 252 unit property were available with 75 of those available unit occupied. Construction was completed on January 31, 2007.

The table below sets forth the operating results, mortgage balances and our economic interest in the U.S. Apartment Properties by location ($ amounts in thousands, all other figures are actual):
U.S. APARTMENT PROPERTIES	NO. OF UNITS	OPERATING REVENUE	OPERATING EXPENSES	NON-RECOURSE MORTGAGE OUTSTANDING	ECONOMIC INTEREST UPON LIQUIDATION (a)
Consolidated Partnerships
Charles County, Maryland
Bannister Associates LP	208	$ 2,579	$ 983	$ 12,692	100.0%
Coachman's, LLC	104	1,656	629	5,313	95.0%
Crossland Associates LP	96	1,145	531	4,146	60.0%
Fox Chase Apartments, LLC	176	2,202	824	12,987	99.9%
Headen House Associates LP	136	1,569	599	6,994	75.5%
Huntington Associates LP	204	2,324	1,293	9,326	50.0%
Lancaster Apartments LP	104	1,492	611	8,622	100.0%
New Forest Apartments, LLC	256	3,852	1,456	22,977	99.9%
Palmer Apartments Associates LP	152	1,843	716	6,838	75.5%
Sheffield Greens Apartments, LLC	252	200	291	22,351	100.0%
Village Lake Apartments, LLC	122	1,505	633	6,402	95.0%
Wakefield Terrace Associates LP	204	1,746	1,013	10,179	75.5%
Wakefield Third Age Associates LP	104	1,260	517	7,405	75.5%

Baltimore County, Maryland
Milford Station I, LLC	200	1,114	671	10,491	100.0%
Milford Station II, LLC	50	223	185	1,345	100.0%
Nottingham South, LLC	85	605	405	2,560	100.0%
Owings Chase, LLC	234	2,268	1,290	12,536	100.0%
Prescott Square, LLC	73	744	421	3,636	100.0%

Henrico County, Virginia
Essex Apartments Associates LP	496	4,178	2,643	14,272	50.0%	(b)
Total Consolidated	3,256	32,505	15,711	181,072

Unconsolidated Partnerships
Charles County, Maryland
Brookside Gardens LP	56	309	250	1,264		(c)
Lakeside Apartments LP	54	481	239	1,983		(c)
Total Unconsolidated	110	790	489	3,247
	3,366	$ 33,295	$ 16,200	$ 84,319
(a) Surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest except those identified by additional description.
(b) The limited partners have a priority to their respective unrecovered capital. Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital. As of December 31, 2006, the unrecovered limited partner capital for Essex was $1,890,000. The Company’s receivable of $2,958,000 is the second priority of proceeds from the sale or liquidation on the property. Until the limited partners have recovered their capital contributions, any surplus cash is distributed first to the limited partners up to $100,000, then a matching $100,000 to the general partner, with any remaining split between the general partner and the limited partners.
(c) The allocation of profits and surplus cash, as per the respective partnership agreement, is based on a complex waterfall calculation. The Company’s share of the economic ownership is immaterial.

Government Regulation
HUD subsidies are provided principally under Section 8 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. In compliance with the requirements of Section 8, ARMC screens residents for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the owners of the apartment properties.
Subsidy contracts for ACPT's U.S. Apartment Properties are scheduled to expire between 2007 and 2008. ACPT currently intends to seek the renewal of expiring subsidy contracts for its properties based on the most advantageous options available at the time of renewal. Please refer to the table shown above for the expiration dates and amounts of subsidies for the respective properties. We initiate the HUD contract renewal process annually. For contracts where we have elected five-year terms, we are limited to increases based on an Operating Cost Adjustment Factor (“OCAF”). At the end of the five-year term, or annually if a five-year term is not elected, we will have six options for renewing Section 8 contracts depending upon whether we can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.
Cash flow from projects whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland or Virginia (the "State Financing Agencies") are subject to guidelines and limits established by the apartment properties' regulatory agreements with HUD and the State Financing Agencies.
Our regulatory contracts with HUD and/or the mortgage lenders generally require that certain escrows be established as replacement reserves.  The balance of the replacement reserves are available to fund capital improvements as approved by HUD or the mortgage lender.  As of December 31, 2006, a total of $5.0 million was designated as replacement reserves for the consolidated U.S. Apartment Partnerships.
HUD has received congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live, which may include the dwelling unit in which they currently reside. If these vouchers result in our tenants moving from their existing apartments, this may negatively impact the income stream of certain properties. However, we intend to continue to maintain our properties in order to preserve their values and retain residents to the greatest extent possible.
The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. Any new multifamily rental properties developed by ACPT in the U.S. are expected to offer market rate rents.

Competition
ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized properties' average annual occupancy is approximately 99%. ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. Our occupancy rates for our market rate properties typically range from 90% to 99%. When for-sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for apartment rental units typically benefits.

PROPERTY MANAGEMENT
ACPT, indirectly through ARMC, operates a property management business in the Washington, D.C. metropolitan area, Baltimore, Maryland and in Richmond, Virginia. ARMC earns fees from the management of 4,122 rental apartment units. ACPT holds an ownership interest in 3,366 units managed by ARMC. Management fees for these 3,366 units are based on a percentage of rents ranging from 4% to 6.5%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but, may be terminated on 30 days notice by either party. ARMC is entitled to receive an aggregate incentive management fee of $40,000 annually from two of the properties that it manages, as well as the potential to receive an incentive management fee of $100,000 from another property that it manages. The payment of these fees is subject to the availability of surplus cash. Management and other fees earned from properties included within the consolidated financial statements are eliminated in consolidation. Management fees for other managed apartment properties owned by third parties and affiliates of J. Michael Wilson, Chairman and CEO of ACPT, range from 3% to 4.5% of rents. Effective February 28, 2007, the Company’s management agreement with one of these managed apartment properties, G.L. Limited Partnership, was terminated upon the sale of the apartment property to a third party.

COMMUNITY DEVELOPMENT
ACPT, indirectly through ALD, owns approximately 3,950 undeveloped acres in the planned community of St. Charles, which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, 23 miles southeast of Washington, D.C. The land in St. Charles is being developed by ACPT and its subsidiaries for a variety of residential uses, including single-family homes, townhomes, condominiums and apartments, as well as commercial and industrial uses.
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
The development of St. Charles as a planned unit development ("PUD") began in 1972 when Charles County approved a comprehensive PUD agreement for St. Charles. This master plan allows for the construction of 24,730 housing units and approximately 1,390 acres of commercial and industrial development. As of December 31, 2006, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and are not included in the PUD. In addition, there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet in St. Charles. ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.
Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,612 acres, including a business park and a 68-acre village center. Opened in 1999, development of Fairway Village continues to progress as evidenced by the 135 lots settled in 2006 and the 210 completed lots in backlog as of December 31, 2006. All settlements made in 2006 were the result of the March 2004 agreement with Lennar Corporation (“Lennar”) discussed below. Since inception of Fairway Village, builders have settled 550 fully developed single-family lots in the first thirteen parcels. In addition to lots in backlog, infrastructure construction will begin on the next 68 single family lots with completion expected by the end of the year. Engineering of an additional 152 townhouse lots are in review by the County, and construction is expected to commence in the summer of 2007. Additional parcels are in the engineering phase.
The last two villages, Wooded Glen and Piney Reach, comprise approximately 3,000 acres, and are planned for development near the completion of Fairway Village. The County Commissioners must approve the total number and mix of residential units before development can begin. There can be no assurances that the total 24,730 units in St. Charles' master plan can be attained within the remaining acreage currently owned.
The company continues to look for opportunities to purchase land for future development. However, there can be no assurance that the company will be able to locate additional land suitable for future development.
As of December 31, 2006, 53.9 acres of developed commercial land and 210 residential lots were available for delivery.

The following table is a summary of the land inventory available in St. Charles as of December 31, 2006:

	Lot Type	Estimated Number of Lots	Approximate Acreage	Entitlements	Estimated Expected Date of Sale	Estimated Aggregate Sales Price
SMALLWOOD VILLAGE
Commercial, Retail, Office:
Henry Ford Circle	Commercial	12	13.16	A	2007 - 2009	$1.8 - $2.0 million
Industrial:
Industrial Park North Tract 7A	Light Industrial	1	2.82	A	2010	TBD
Industrial Park North Tract 21, Parcel F	Light Industrial	1	4.18	A	2011	TBD
Industrial Park North Tract 23, Parcel A	Light Industrial	1	1.95	A	2012	TBD
WESTLAKE VILLAGE
Commercial, Retail, Office:
Town Center Parcel A3	Restaurant, Office, Retail	7	13.84	A	2007 - 2010	$ 7,000,000
Town Center Parcel G3	Office, Retail	1	1.13	A	2007	$ 490,000
Town Center Parcel G4	Office, Retail	1	0.98	A	2007	$ 430,000
Town Center Parcel G7	Office, Retail	1	0.91	A	2007	$ 475,000
Parcel M	Office, Retail	1	2.61	A	2008	$ 300,000
Hampshire Commercial Parcel Q	Commercial	1	13.31	C	2008 - 2010	$ 2,100,000
FAIRWAY VILLAGE
Residential Lots:
Sheffield Parcel F	SF Detached	4	0.55	A	2007	*
Sheffield Parcel I	SF Attached	52	22.25	A	2007 - 2008	*
Sheffield Parcel G/M1	SF Detached	151	39.75	A	2007 - 2008	*
Sheffield Parcel J	SF Attached	152	34.30	B	2008 - 2010	*
Gleneagles Parcel A	Multi-Family	120	12.40	B	To Be Held	N/A
Gleneagles Parcel B	Multi-Family	184	13.00	B	To Be Held	N/A
Gleneagles Parcel D	SF Detached	68	28.40	B	2008	*
Gleneagles Parcel E	SF Detached	117	53.70	B	2008 - 2009	*
Gleneagles Parcel C	SF Attached	168	21.20	B	2010 - 2011	*
Gleneagles Parcel F	SF Detached	84	31.00	B	2009 - 2010	*
Gleneagles South Neighborhood	SF Attached	194	25.00	C	2011 - 2013	*
Gleneagles South Neighborhood	SF Detached	642	224.40	C	2010 - 2013	*
Gleneagles South Neighborhood	Multi-Family	165	14.00	C	To Be Held	N/A
Commercial, Retail, Office:
Middle Business Park Parcel D	Office, Commercial	14	42.15	B	2008 - 2011	TBD
Fairway Village Center	Retail, Commercial	1	93.90	B	2008 - 2012	TBD
Middle Business Park Parcel B	Office, Commercial	4	32.85	B	2013 - 2015	TBD
Middle Business Park Parcel C	Office, Commercial	3	16.16	B	2011 - 2013	TBD
VILLAGE OF WOODED GLEN
Residential Parcels	TBD	7,155	1810.4	D	2013 - 2036	TBD
Wooded Glen Village Center	Retail, Commercial	1	30.00	C	2020	TBD
VILLAGE OF PINEY REACH
Residential Parcels	TBD	2,921	666.60	D	2030 - 2040	TBD
Piney Reach Village Center	Retail, Commercial	1	37.30	C	2030	TBD
Piney Reach Industrial Park	Industrial	Undetermined	672.60	C	TBD	TBD

(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Completed master plan approval including all entitlements
(D) Completed master plan approval including all entitlements excluding school allocations TBD means to be determined.
* Price determined as 30% of the "Base Selling Price" of the new home constructed and sold on the lot per the terms of the sales agreement with Lennar Corporation.

Customer Dependence
In March 2004, the Company executed an agreement with Lennar’s homebuilding subsidiary to sell approximately 1,950 residential lots, consisting of approximately 1,359 single-family lots and 591 town home lots in Fairway Village. The agreement requires the homebuilder to provide $20,000,000 of letters of credit to secure the purchase of the lots. The letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20,000,000 and will be reduced as the Company repays the principal of these loans. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners. Under the agreement, the Company is responsible for making developed lots available to Lennar on a monthly basis, and subject to availability, the builder is required to purchase at a minimum 200 residential lots developed by the Company per year. The price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder. The current selling price of new townhomes in this area is approximately $300,000 while new single-family homes are selling in the $400,000 to $500,000 range. Based on 200 lot sales per year, it is estimated that settlements will take place through 2015; however, the recent slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, could adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In the event that Lennar does not take down the required 200 lots per year, Lennar would lose their exclusivity within Fairway Village as we would be allowed to sell these lots to other homebuilders.
Residential land sales to Lennar within our U.S. segment were $18,204,000 for the year ended December 31, 2006 which represents 34% of the U.S. segment's revenue and 19% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2006. Loss of all or a substantial portion of our land sales, as well as the joint venture’s land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced. If such an event were to occur, there would be no assurance that the lost volume would be replaced timely and on comparable terms.
In September 2004, the Company entered into a joint venture agreement with Lennar for the development of a 352-unit, active adult community located in St. Charles, Maryland; and transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. Lennar and the Company each have an equal interest in the cash, earnings and decision making concerning the joint venture. The joint venture's operating agreement calls for the development of 352 lots. Delivery of these lots began in the fourth quarter of 2005. The Company manages the project's development for a market rate fee pursuant to a management agreement.

Government Approvals
The St. Charles master plan has been incorporated into Charles County's comprehensive zoning plan. In addition, the Charles County government (the “County”) has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles are subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.
In 2001, the Charles County Commissioners enacted the Adequate Public Facilities Policy. This policy limits the number of residential building permits issued to the amount of school allocations calculated in a given period.
Under a settlement agreement reached between ACPT and the County in 2001, the County provided guaranteed school allocations to St. Charles for 894 new dwelling units. The County subsequently granted allocations for an additional 200 dwelling units in 2005, 300 dwelling units in 2006 and in December 2006, the County granted us an additional 300 units for 2007. To date, we have recorded 773 dwelling units with the County leaving us with a balance of 921 school allocations available for new dwelling units. Under the settlement agreement, the County agreed to utilize a base line assumption of 200 school allocations per year, however, there are no guarantees that additional allocations will be granted in future years. Under the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles. As of December 31, 2006, approximately 1,500 of the 2,000 units remained. Our agreement reached with the County also provides for the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.
Pursuant to the settlement agreement the Company agreed to accelerate the construction of two major roadway links to the County’s road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar.  As of December 31, 2006, the Charles County Commissioners have issued three separate

Consolidated Public Improvement Bonds (the “Bonds”) totaling $20,000,000 on behalf of the Company.  The Bonds bear an interest rate between 4% and 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced. Total cost of the construction project is estimated at approximately $30,000,000.
The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is planned to house a minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County will issue the general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project and in March 2007, an additional $3,000,000 in bonds will be issued. As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to increase the base line assumption from 200 to 300 school allocations per year commencing with the issuance of these bonds and continuing until such bonds are repaid in full.

Competition
Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles. The largest competing housing developments are Charles Crossing, a 451-unit project being developed by a local developer; Charles Retreat, approximately 400 active adult units being developed by Slenker Land Corporation; Avalon, a 264-unit project being developed by Centex Homes; and Autumn Hills, a 390-unit project being developed by Elm Street Development. Smaller projects are being developed by more than 20 other developers. The marketplace attracts major national and regional homebuilders. In this very price sensitive market, ACPT continues to position St. Charles to provide affordable building lots and homes while offering more amenities than the competition. A limited number of school allocation permits in Charles County has slowed the growth of new residential construction. We believe the guaranteed school allocations discussed above provide the Company with a competitive edge.

Environmental Impact
Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with governmental regulations. In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels. Historically, the land has been used for farming, sand and gravel mining and forestry and no significant environmental concerns were found. Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for the Sheffield Neighborhood as well as parts of the Gleneagles Neighborhood in Fairway Village, the current phase of residential development. Management has developed an Environmental Policy Manual and has established an Environmental Review Committee and an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations. However, development can be delayed while local, state and federal agencies are reviewing plans for environmentally sensitive areas.
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
In 2006, we spent nearly $80,000 for these costs. As land development continues, an annual cost of approximately $100,000 can be expected.

ECONOMIC AND DEMOGRAPHIC INFORMATION
Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020. Charles County was the ninth fastest growing county in the state between the 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The median household effective buying income in Charles County was $53,787 in 2005. Building permit activity for new structures increased to 2,785 permits issued in Charles County in 2006 compared to 2,678 permits issued in 2005, an increase of 4%.

PUERTO RICO SEGMENT:

INVESTMENT IN RENTAL PROPERTIES

Multifamily Rental Properties
  ACPT, indirectly through IGP, holds interests in 9 Puerto Rico partnerships, which collectively own and operate a total of 12 multifamily rental facilities in Puerto Rico (“Puerto Rico Apartment Properties”). The Puerto Rico Apartment Properties own a total of 2,653 rental units, all of which receive rent subsidies from HUD and are financed by non-recourse mortgages.
The table below sets forth the name of each property; the number of rental units in the property; the percentage of all units held by Puerto Rico Apartment Properties; the project cost; the percentage of such units under lease; and the expiration date and maximum benefit for any subsidy contract:

	No. of Apt.	% of Port-	12/31/2006 Project Cost (B)	Occupancy At	Expiration of Subsidy	Maximum Subsidy
Consolidated Partnerships	Units	folio	(in thousands)	12/31/06	Contract	(in thousands)

San Anton	184	7%	$5,497	98%	2010	$1,288
Monserrate Associates	304	11%	12,729	99%	2009	2,523
Alturas del Senorial	124	5%	5,045	100%	2009	1,020
Jardines de Caparra	198	7%	7,987	100%	2010	1,555
Colinas de San Juan	300	11%	12,618	100%	2011	2,014
Bayamon Garden	280	11%	14,178	99%	2011	1,983
Vistas del Turabo	96	4%	3,546	100%	2021	651
Monserrate Tower II (A)	304	11%	13,339	100%	2020	2,431
Santa Juana (A)	198	7%	8,001	100%	2020	1,628
Torre De Las Cumbres (A)	155	6%	7,065	100%	2020	1,285
De Diego (A)	198	8%	7,939	100%	2020	1,588
Valle del Sol	312	12%	15,844	100%	2008	2,422
	2,653	100%	$113,788			$20,388

(A)	This property is owned by Carolina Associates L.P., a Maryland limited partnership in which IGP holds a 50% interest.
(B)	Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

The table below sets forth the operating results, mortgage balances and our economic interest in the Puerto Rico Apartment Properties by location ($ amounts in thousands, all other figures are actual)

				NON-	ECONOMIC
	NO.			RECOURSE	INTEREST
	OF	OPERATING	OPERATING	MORTGAGE	UPON
P.R. APARTMENT PROPERTIES	UNITS	REVENUE	EXPENSES	OUSTANDING	LIQUIDATION (a)

Consolidated Partnerships
Carolina, Puerto Rico
Monserrate Associates	304	$2,596	$1,304	$7,386	52.50%
Monserrate Tower II (b)	304	2,487	1,239	10,120	50.00%
San Anton	184	1,440	822	4,218	49.50%

San Juan, Puerto Rico
Alturas Del Senorial	124	1,066	517	3,551	50.00%
Colinas San Juan	300	2,053	814	9,610	50.00%
De Diego (b)	198	1,653	804	5,600	50.00%
Torre de Las Cumbres (b)	155	1,328	673	5,200	50.00%	(d)

Caguas, Puerto Rico
Santa Juana (b)	198	1,718	823	7,220	50.00%
Vistas Del Turabo	96	653	354	1,111	50.00%	(c) (d)

Bayamon, Puerto Rico
Bayamon Garden	280	2,064	832	9,419	50.00%	(c) (d)
Jardines De Caparra	198	1,666	792	6,417	50.00%	(d)
Valle Del Sol	312	2,444	888	10,718	50.00%	(c)
Total Consolidated	2,653	$21,168	$9,862	$80,570

(a)	Surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest except those identified by additional description
(b)	Owned by Carolina Associates
(c)
Upon liquidation, the limited partners have a priority distribution equal to their uncovered capital. As of December 31, 2005, the unrecovered limited partner capital in Bayamon Garden, Valle Del Sol and Vistas Del Turabo were $1,184,000, $1,301,000, and $618,000 respectively.

(d)
In addition to normal operating receivables between the Company and the Puerto Rico Apartment Properties, the Company as a receivable for incentive management fees of $59,000 and $12,000 for Bayamon Gardens and Jardines de Caparra, respectively. The Company also has a receivable for working capital loans of $125,000 and $26,000 for Torre de Las Cumbres and Vistas del Turabo, respectively. These receivables would receive priority upon liquidation of the interests of these partnerships.

Commercial Rental Properties
In September 2005, the Company commenced the operations of its first commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of office space for lease. The Company moved its Puerto Rico corporate office to the new facility in the third quarter of 2005 and, as of December 31, 2006, leases approximately 20% of the building. As of December 31, 2006, 42% of the office space was leased with an additional 15% of office space generating rent income under an option agreement. The option agreement requires the tenant to make lease payments until the tenant completes certain permitting, at which point a final lease will be executed as the tenant will occupy the facility. However, until a lease is executed, the tenant can terminate the option. The Company continues to focus on leasing the balance of available space in Escorial Office Building One.
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

Government Regulation
HUD subsidies are provided principally under Section 8 of the National Housing Act. Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. In compliance with the requirements of Section 8, IGP screens residents for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the owners of the Puerto Rico Apartment Properties.
Subsidy contracts for the Puerto Rico apartment properties are scheduled to expire between 2008 and 2021. HUD has in the past approved new subsidy contracts set at five-year terms, renewable annually. Please refer to the tables shown above for the expiration dates and amounts of subsidies for the respective properties. We initiate the HUD contract renewal process annually. For contracts where we have elected five-year terms, we are limited to increases based on the OCAF factor. At the end of the five-year term, or annually if a five-year term is not elected, we will have six options for renewing Section 8 contracts depending upon whether we can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.
Cash flow from projects whose mortgage loans are insured by the FHA or financed through the housing agency in Puerto Rico (the "Puerto Rico Financing Agency,") is subject to guidelines and limits established by the apartment properties' regulatory agreements with HUD and the Puerto Rico Financing Agency. Two of the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the Puerto Rico Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the Puerto Rico Finance Agency.
Our regulatory contracts with HUD and/or the mortgage lenders generally require that certain escrows be established as replacement reserves and debt service reserves.  The balance of the replacement reserves are available to fund capital improvements as approved by HUD or the mortgage lender.  The balance of the debt service reserves is restricted for the purposes of making mortgage payments in limited circumstances.  As of December 31, 2006, a total of $3.2 million was designated as replacement reserves and $3.3 million as debt service reserves for the consolidated PR Apartment Partnerships.
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
The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT. As a result, no new construction of multifamily rental properties is expected in Puerto Rico.

Competition
The Puerto Rico apartment properties all receive rent subsidies and are therefore not subject to the same market conditions as properties charging market rate rents. Average annual occupancy for the Puerto Rico apartment properties is approximately 99%.

PROPERTY MANAGEMENT
IGP earns fees from the management of 2,653 rental apartment units in the Puerto Rico Apartment Properties that are based on a percentage of rents ranging from 2.85% to 9.25%. The management contracts for these properties have terms of three years and are customarily renewed upon expiration. IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six properties owned by the Puerto Rico apartment partnerships. The payment of these fees is subject to availability of surplus cash. Management and other fees earned from properties included within the consolidated financial statements are eliminated in consolidation.
In addition, IGP currently manages 918 rental apartments owned by a non-profit entity, which acquired the units from IGP in 1996 under the provisions of the Low Income Housing Preservation and Resident Home Ownership Act (also known as "LIHPRHA"). The management agreements for these properties expire March 15, 2010.

COMMUNITY DEVELOPMENT
The Puerto Rico segment’s community development assets consist of more than 600 acres of developed and undeveloped land in the master planned communities of Parque Escorial in Carolina, Puerto Rico and Parque El Comandante in Canovanas, Puerto Rico. The land in Parque Escorial is being developed by the Company and its subsidiaries for a variety of residential uses, including condominiums as well as commercial and industrial uses.
The master plan for Parque Escorial was approved in 1994. It includes the construction of 2,700 dwelling units of various types on 282 acres and the development of 145 acres for commercial, office and light industrial uses. The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of 125,000 square feet. In April 2005, the Company sold 7.2 commercial acres of land to a third party developer who rezoned the land from commercial to residential use and is currently constructing condominium units on this parcel. The rezoning has no impact on the number of units allowed under the Parque Escorial master plan. LDA has developed and sold 255 acres in this community, and continues to own 120 acres of developed and undeveloped land. Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.
Site improvements for the first three residential phases, comprising 2,252 units, are substantially completed and either sold to third party homebuilders or used by the Company’s homebuilding operations for the construction of condominiums by the Company. The next residential phase, at the Hill Top in Parque Escorial, comprising approximately of 212 units, is in the permit stage of infrastructure development leaving the last phase of 236 units for development in the future. There were no commercial land sales in backlog as of December 31, 2006.
ACPT indirectly holds a 100% interest in LDA, which in 1989 acquired the 427-acre site of the former El Comandante Race Track in Carolina, PR. LDA also owns approximately 490 acres adjacent to the new El Comandante Race Track in Canovanas, PR. At present, LDA is in the process of obtaining zoning approvals to convert the property into a master plan mixed-use community, Parque El Comandante, as we did in Parque Escorial.

The following table is a summary of the land inventory available in Puerto Rico as of December 31, 2006:

	Lot Type	Estimated Number of Units/Parcels	Approximate Acreage	Entitlements	Expected Date of Sale	Estimated Asking Sales Price
PARQUE ESCORIAL
Office Park:
Lot IV-3b	Office	1	2.70	A	To be held	N/A
Residential:
Hilltop Phase I - 212 residential units	Residential	212	58.50	B	2009-2011	N/A
Hilltop Phase II - 236 residential units	Residential	236	58.50	B	2011-2013	N/A

PARQUE EL COMANDANTE
Mixed-use Lots:
Phase I - Quarry Site	Mixed-use commercial	TBD	50.79	C	2007 - 2008	$20 million
Phase II - Route 66 North	Mixed-use	TBD	165.83	C	2012 - 2013	TBD
Residential Lots:
Phase I - Quarry Site	Residential	TBD	26.11	C	2007 - 2008	TBD
Phase III - Route 66 South	Residential	TBD	203.76	C	2017 - 2018	TBD
Phase IV - Out-Parcel	Residential	TBD	38.85	C	2007 - 2008	$3.0 - 4.0 million

(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Proposed master plan

Government Approvals
Parque Escorial's master plan has been approved but specific site plans are subject to the planning board review and approval. Recently, the Company obtained approval from the natural resources department of Puerto Rico for the infrastructure development of 212 Hill Top residential units. Currently the Company is seeking final government approval from the Municipality of Carolina.
Parque El Comandante is in the planning stage and will require significant government approvals throughout the development process. The master plan approval process is generally an 18 to 24 month process and the Company is approximately halfway through this process. However, there can be no assurance that approvals for such development will be obtained, or if obtained, that the Company will be able to successfully develop such land.

Competition
The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales is expected primarily from condominium projects in areas that the Company believes to be similar or less desirable than Parque Escorial. Nearby projects provide for larger units, which are more costly than our units. There are no projects in Parque Escorial offering units that are the same size, quality and in the same price range as our units. In addition, no other community developers are currently developing projects similar to Parque Escorial in the area.

Environmental Impact
Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land. An erosion and sedimentation control plan must be obtained prior to construction. This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2006, we did not incur any of these costs. Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period. We are in the planning stage of Parque El Comandante and will not have estimates for such costs until we are further in the design stage.
The Puerto Rico Department of Natural and Environment Resources (DNER) have enacted Regulation #25 whereas it requires the replacement of trees removed during land development of the proposed Escorial Hilltop Project on a two to one basis. In February 2006, IGP's Agronomist submitted to DNER a tree mitigation plan. On December 13, 2006, IGP received from DNER's the approval and permit, under certain conditions, to proceed with the tree mitigation plan. As part of this mitigation plan, the Company will be segregating and donating 44 acres of land to the Municipality of Carolina to get the final condition to begin the land development at the Hilltop. These parcels of land will be a conservation area for an urban forest.

HOMEBUILDING
During the first quarter of 2004, IGP formed a wholly owned subsidiary, Torres del Escorial, a Puerto Rico corporation, to construct and sell a 160-unit residential project within the Parque Escorial master plan community. The project consists of four towers with 40 units in each tower. As of December 31, 2006, the construction of the four-tower condominium complex was completed and 110 units were delivered. The rest of the project remains for sale in 2007. There were 15 units under contract as of December 31, 2006. These sales are backed by a $6,000 deposit and sales contract. In 2006, the Puerto Rico real estate market suffered its worst year in the last three decades; however, we continued to sell units in Torres del Escorial at favorable prices, but at a slower than anticipated pace.

Competition
The Company believes that the scarcity of developable land in the San Juan metropolitan area creates a favorable market for condominium unit sales at Parque Escorial. Competition for condominium unit sales in our area is expected from condominium projects that the Company believes to be less desirable than Parque Escorial. Nearby projects provide for larger units, which are more costly than our units. There are no projects in Parque Escorial offering units that are the same size, quality and in the same price range as our units.

ECONOMIC AND DEMOGRAPHIC INFORMATION
Puerto Rico has a population of approximately 3.9 million, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As of the date of filing this report, we were informed that the 2006 Economic Report to the Governor was not available. As presented in the 2005 Economic Report to the Governor, for the fiscal year ended June 30, 2005, per capita personal income was $12,502 with an average family income of $41,258. The economy of Puerto Rico registered growth in constant dollars of 2% in 2005.

GENERAL

Employees
ACPT had 274 full-time employees as of December 31, 2006, 126 in the United States and 148 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the properties.

Available Information
ACPT files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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

National, regional and local economic and business conditions:
Risk of reduced demand for residential lots, commercial parcels and multifamily housing
The real estate industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, availability of financing and interest rate levels as well as other market conditions such as oversupply or reduction in demand for commercial, industrial or multifamily rental properties. In addition, regulatory changes could possibly alter, among other things, the tax deductibility of interest paid on home loans. Adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand for our residential lots, commercial parcels and homes, which could adversely affect our revenues and earnings.

Risk that the real estate market would be unable to recover timely from an economic downturn in the general economy
•  The real estate business is a cyclical business. Recently, the combination of high home prices and interest rate increases have slowed the current real estate market. This has led some people to assert that real estate prices may be inflated and may decline if demand continues to weaken. A decline in the prices for real estate could adversely affect our home and land sales revenues and margins. In addition, adverse changes to key economic indicators such as unemployment rates and inflation could further reduce the willingness or ability of individuals to purchase new homes which could adversely affect our operations.

Lack of availability and creditworthiness of tenants
•  We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at December 31, 2006, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

The risk of loss of available financing for both our customers and us
•  Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of our land or homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations. Our business and earnings is also substantially dependent on our ability to obtain financing for our development activities as well as refinancing our properties' mortgages. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing, reduce our ability to obtain the funds required for our future operations, and limit our ability to refinance existing debt when it matures. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain loans to finance the development of our future communities.

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

Risk of adverse changes in our relationship with significant customers, specifically Lennar Corporation:
Residential land sales to Lennar within our U.S. segment were $18,204,000 for the year ended December 31, 2006 which represents 34% of the U.S. segment's revenue and 19% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2006. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced. We cannot assure you that any lost sales could be replaced on comparable terms, or at all.
Our residential land sales agreement with Lennar requires the homebuilder to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015; however, the recent slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, could adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In the event that Lennar does not take down the required 200 lots per year, Lennar would lose their exclusivity within Fairway Village as we would be allowed to sell these lots to other homebuilders.

Risk that we would be unable to renew HUD subsidy contracts and the absence of federal funds on a timely basis to service these contracts
As of December 31, 2006, we owned an equity interest in and managed for third parties and affiliates multifamily rental properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. Historically, there have been delays in the receipt of subsidy payments which generally occur upon contract renewal and HUD’s annual budget renewal process. For those partnerships in which we serve as General Partner, we may be required to fund operating cash deficits when these delays occur. General Partner advances or loans to the partnerships may then become subject to the repayment provisions required by the respective partnership agreements which may impede the timing of repayment. Furthermore, as a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

Risk that we would be unable to obtain insurance at a reasonable cost
We may experience economic harm if any damage to our properties is not covered by insurance. We carry insurance coverage on our properties of the type and in amounts that we believe is in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a property, as well as any future revenue from the property. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the property.

Risk of significant environmental and safety requirements could reduce our profitability
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In a similar manner, the existence of a significant amount of lead based paint at our properties could result in costly remediation efforts. In addition, the presence of significant mold or lead based paint could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.

Risk of loss of senior management and key employees
We could be hurt by the loss of key management personnel. Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

If the company were to be taxed as a corporation rather than a partnership, this would have adverse tax consequences for the company with respect to the income earned from our Puerto Rico operations.
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
We do not believe that there would be an increase in the U.S. income taxes that would be imposed on our U.S. operations if ACPT were not to qualify as a partnership for U.S. income tax purposes. However, our classification as a partnership does permit us to reduce the overall taxes that the Company pays on the operations of our Puerto Rico subsidiary (because, in ACPT’s current partnership tax structure, ACPT is taxed in Puerto Rico, but not in the United States, on those operations). If we were not to qualify as a partnership for U.S. tax purposes, the net result would be an incremental increase in ACPT’s total tax expense on income for operations in Puerto Rico, although it is not practicable to quantify that potential impact.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES

ACPT owns real property located in the United States and Puerto Rico. As of December 31, 2006, the Company held investments in multifamily and commercial real estate properties, apartment properties under construction, community development land holdings, and homebuilding units. Refer to the tables in Item 1 for additional information required under this Item 2.

ITEM 3.	LEGAL PROCEEDINGS

        Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; Et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico. On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. Integrand’s legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy. In November 2003, the lessee’s legal counsel filed a motion in opposition to such allegation. On January 28, 2005, the appellate court in Puerto Rico confirmed that the trial court and Integrand is forced to provide coverage and pay attorneys’ fees to LDA and to Cantera Hipodromo. On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed. On June 6, 2005, the Supreme Court denied said request. Hence, LDA is an added insured on the damage claims in the complaint. In the status hearing held on August 10, 2005, the court scheduled the beginning of the trial for November 2006 however, the trial has been delayed until May 2007.

Jalexis, Inc. vs. LDA, Interstate, IGP, Constructora Santiago Corp; Et als, Civil no FDP060534 (404).
In late November 2006, several subsidiaries of the Company (LDA, IGP and IGP Group) were named in a lawsuit filed by Jalexis, Inc. (“Jalexis”). The lawsuit claims damages for more than $15 million allegedly suffered due to faulty subsoil conditions in a piece of land within the master plan of Parque Escorial (“Lot I-13W”). Settlement of Lot I-13W occurred on April 29, 2005 under an option agreement dated April 19, 2004. Jalexis purchased Lot I-13W from LDA for approximately $7.5 million, which represented 12% of our total consolidated revenues for 2005. In the settlement agreement, LDA did not make any representations or warranties with regard to the soil and subsoil conditions and stipulated Lot I-13W was sold to Jalexis “as is” and “where is”. The Company believes that it has a strong defense in this case; however, our insurance carrier denies any obligation to assume responsibility for the defense. The Company believes that this lawsuit should be covered by our insurance policy and therefore, we are readdressing this issue to the insurance company.

Due to the inherent uncertainties of the judicial process, we are unable to either predict the outcome of or estimate a range of potential loss associated with this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If this matter is not resolved in our favor, we are insured for potential losses. Any amounts that exceed our insurance coverage could have a material adverse effect on our financial condition and results of operations.

The Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits. The Company carries liability insurance against these types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to these ordinary course claims, and intends to continue to defend itself vigorously in these matters.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company as of December 31, 2006 are as follows:

Name	Age	Position

J. Michael Wilson	41	Chairman and Chief Executive Officer
Edwin L. Kelly	65	President and Chief Operating Officer
Carlos R. Rodriguez	61	Executive Vice President
Cynthia L. Hedrick	54	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Paul A. Resnik	59	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	60	Senior Vice President and Assistant Secretary
Matthew M. Martin	31	Vice President and Chief Accounting Officer
Jorge Garcia Massuet	68	Vice President
Harry Chalstrom	46	Vice President
Mark L. MacFarland	37	Vice President
Rafael Velez	50	Vice President

Messrs. Wilson and Kelly are also members of our Board of Trustees. Brief biographies of Messrs. Wilson and Kelly are incorporated by reference to the Company’s Proxy Statement to be filed with the Commission for its Annual Shareholder’s Meeting to be held in June 2007. Biographical information for our other executive officers is as follows:

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

Mark L. MacFarland was appointed Vice President of the Company in January 2006 after serving as the Executive Director of Land Development for the Company since June 2003.  From June 2002 to June 2003, he worked as a consultant for the Charles County Government working on numerous capital improvement projects.  Before serving as a consultant, he worked as an engineer and developer in the power generation industry.

Rafael Vélez was appointed Vice President of the Company in January 2006. Mr. Vélez has been with the Company since September of 2001 when he was hired as the Chief Accounting Officer of IGP LP, a wholly owned subsidiary of the Company. In June 2002, Mr. Vélez was appointed as Vice President of IGP Group and in June 2003 was appointed and currently remains as Vice President, Secretary and Treasurer. In June 2004, Mr. Vélez was appointed and currently remains as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of IGP LP. He has more than 30 years experience in public and private accounting in the Real Estate, Development, Construction and Property Management Industries.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Company’s common shares is the American Stock Exchange under the symbol "APO" and our shares are also listed on the NYSE ARCA (formerly the Pacific Exchange) under the same trading symbol. As of the close of business on March 1, 2007, there were 146 shareholders of record of ACPT’s common shares. On March 1, 2007, the closing price reported by the American Stock Exchange was $19.13.

The table below sets forth, for the periods indicated, the high and low closing prices of the Company’s shares as reported in the consolidated reporting system of the American Stock Exchange Composite, and the dividends declared per common share for such calendar quarter.

		Price Range of ACPT Shares		Dividends
		High	Low	Declared

2006	Quarter
	Fourth	$ 20.24	$ 17.49	$ 0.10
	Third	20.20	19.40	0.10
	Second	22.25	20.00	0.10
	First	23.25	19.48	0.53

2005	Quarter
	Fourth	$ 26.35	$ 16.50	$ 0.10
	Third	25.90	18.60	0.10
	Second	19.94	13.30	0.10
	First	14.07	12.11	0.10

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

Dividend Distribution related to our IRS matter
As announced on March 10, 2006 the Company entered into a closing agreement with the United States Internal Revenue Service (“IRS”) by which the Company was able to maintain its publicly traded partnership (“PTP”) status for U.S. federal income tax purposes.  The details of the closing agreement with the IRS required that the Company report approximately $5.0 million to shareholders as taxable income on March 29, 2006.  Under the terms of the Company’s governing documents, it was required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders.  Accordingly, the Board of Trustees declared a dividend of $0.43 per share, $2,230,000 in the aggregate. The dividend was paid on April 12, 2006 to shareholders of record on March 29, 2006.

Five-year Stock Performance Graph

The graph below matches American Community Properties Trust's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the NAREIT Equity index. The graph tracks the performance of a $100 investment in our common shares and in each of the indexes (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Community Properties Trust, The S & P 500 Index
And The NAREIT Equity Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/01
12/02
12/03
12/04
12/05
12/06
American Community Properties Trust
S & P 500
NAREIT Equity

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

American Community Properties Trust	100.00	87.84	130.88	200.68	329.25	340.78
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
NAREIT Equity	100.00	103.82	142.37	187.33	210.12	283.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

 The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2006. The information in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2006*	2005	2004	2003	2002
	(In thousands, except per share and operating data)

Income Statement Data:
Total operating revenues	$98,163	$62,313	$49,011	$55,506	$36,902
Total operating expenses	73,168	51,207	40,932	47,720	30,730
Operating income	24,995	11,106	8,079	7,786	6,172
Income before provision (benefit) for income taxes	7,485	6,855	4,331	3,901	4,724
Income tax provision (benefit)	2,894	(690)	1,500	1,596	2,338
Net income	4,591	7,545	2,831	2,305	2,386
Earnings per share
Basic	$0.88	$1.45	$0.55	$0.44	$0.46
Diluted	$0.88	$1.45	$0.55	$0.44	$0.46

Balance Sheet Data:
Total assets	$346,699	$217,085	$184,027	$142,497	$136,067
Recourse debt	29,351	32,818	27,192	24,634	43,206
Non-recourse debt	270,720	119,865	98,879	70,979	44,205
Other liabilities	30,774	29,912	29,065	19,031	21,429
Total liabilities	330,845	182,595	155,136	114,644	108,840
Shareholders' equity	15,854	34,490	28,891	27,853	27,227
Cash dividends declared and paid per common share	$0.83	$0.40	$0.35	$-	$-

Operating Data:
Rental apartment units managed at end of period	7,693	7,491	7,406	7,747	7,747
Community Development
Residential lots sold	135	94	70	88	161
Residential lots transferred to homebuilding	-	-	160	-	-
Residential lots transferred to joint venture	-	-	352	-	-
Joint venture lots delivered	61	25	-	-	-
Residential lots transferred to investment property division	-	252	-	-	-
Commercial and business park acres sold	15	11	3	8	13
Homebuilding
Homes sold	78	32	55	124	29

*The financial statements as of and for the year ended December 31, 2006 reflect the adoption of Emerging Issues Task Force 04-05, “Determining Whether a General Partner as a Group Controls a Limited Partnership or Similar Entity When The Limited Partners Have Certain Rights” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2 of the Consolidated Financial Statements).

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
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Those items are discussed under “Risk Factors” in Item 1A to this annual report on Form 10-K.

GENERAL
American Community Properties Trust ("ACPT" or the "Company") is a self managed holding company that is primarily engaged in the investment in multifamily rental properties, property management services, community development, and homebuilding through its consolidated subsidiaries. The operations are managed out of two primary offices: St. Charles, Maryland, which also houses the executive offices, and San Juan, Puerto Rico.
The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by third parties and affiliates of J. Michael Wilson, our Chairman and CEO, as well as our community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the Company and its predecessor with inventory for the last three decades with expectations of another three decades. Through the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. ALD also has a 50% interest in a land development joint venture formed to develop land for an active adult community in St. Charles. American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited partnership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate entities. ARPT's ownership in these entities ranges from 0.1% to 100%. We expect to retain the land identified for future apartment units in St. Charles to expand our apartment investment portfolio. We are also seeking additional properties that will add value to our existing investment assets.
The Puerto Rico operations are managed through Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp which is a wholly owned subsidiary of ACPT. IGP provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest (“Puerto Rico Apartments”), apartment properties owned by third parties, our commercial properties, and property management associations related to our planned communities. IGP also provides management services for our homebuilding and community development operations. IGP holds the ownership interests in the Puerto Rico Apartments and two commercial properties. The Puerto Rico apartments are organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 52.5%. IGP's ownership in the commercial properties ranges from 28% to 100%. Our community development assets in Puerto Rico, consisting of two planned communities, are owned by Land Development Associates, S.E. ("LDA"). The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale. Our second planned community, Parque El Commandante, is expected to be similar in design; however it is currently in the planning stages. Our homebuilding operation builds condominiums for sale on land located in its planned communities. Each homebuilding project is organized into separate entities, all wholly owned by IGP and LDA. LDA also retained a limited partnership interest in the commercial building in Parque Escorial opened in 2005 which was built on land contributed by LDA.
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders. ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders. A proposed IRS regulation would eliminate this treatment commencing in 2007, if finalized. ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, distributions from IGP Group and dividends from ACPT’s U.S. subsidiaries. Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD. Of this taxable income, only the portion of taxable income applicable to the profits on the residential land sold in Parque Escorial passes through to ALD. ALD, ARMC, and ARPT are taxed as U.S. corporations. The taxable income from the U.S. apartment properties flows through to ARPT.

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN BASIS OF PRESENTATION
In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," or EITF 04-05. EITF 04-05 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners. In accordance with the provisions of EITF 04-05, beginning January 1, 2006 we have included the following partnerships in our consolidated group: Alturas Del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates, Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership. Historically, our interests in these partnerships were recorded using the equity method of accounting.
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
With respect to our accounting for minority interest in our consolidated partnerships, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners' basis in the property, we generally record a charge equal to the amount of such excess distribution.
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

Sales, Profit Recognition and Cost Capitalization
Community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Under the provisions of SFAS 66, related to condominium sales, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Accordingly we recognize revenue and costs upon settlement with the homebuyer which doesn’t occur until after we receive use and occupancy permits for the building.
The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold. The costs the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the percentage of completion method, which relies on total estimated costs and sales values. Residential and commercial land sales can be highly cyclical. Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots or condominiums in a timely manner. Failure to sell such lots and homes in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. Even though our cost estimates are based on outside engineers' cost estimates, construction contracts and historical costs, our actual development and construction costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations. Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.
The Company considers all debt and related interest expense available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied. Any excess interest is reflected as interest expense.

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

Depreciation of Investments in Real Estate
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. We are required to make assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. Our assessments, all of which are judgmental determinations, of our investments in our real estate assets are as follows:
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

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the components of the results of operations of the Company by segment for each of the three years ended December 31, 2006, 2005 and 2004. As a result of implementing EITF 04-05, our net income for the year ended December 31, 2006, on a consolidated basis, was reduced by $2,166,000, but our operating income was increased by $7,361,000. Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:
For the year ended December 31, 2006, our U.S. segment generated $15,299,000 of operating income compared to $8,287,000 of operating income generated by the segment for the same period in 2005 and $6,568,000 in 2004. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
In the prior period, fourteen U.S. based apartment properties in which we hold an ownership interest qualified for the consolidation method of accounting. Beginning January 1, 2006, two additional properties, Huntington Associates Limited Partnership (“Huntington”) and Essex Apartments Associates Limited Partnership (“Essex”) qualified for consolidation under the new provisions of EITF 04-05. The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners' basis in those properties are reflected as minority interest expense.

    In the fourth quarter of 2005, we broke ground on the newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments (“Sheffield Greens”), and began leasing efforts in the first quarter of 2006. The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet. The Company completed the construction of the entire nine buildings on January 31, 2007. The first five buildings became available for occupancy during the fourth quarter of 2006. As of December 31, 2006, ---39% of the total units in the complex were leased.

Apartment Acquisitions

A summary of our significant acquisitions in 2006, 2005 and 2004 is as follows. All of the acquired properties are operating as market rate properties.

•
 On April 28, 2006, the Company acquired two multifamily rental properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000.

•	On May 23, 2005, the Company acquired the assets of Nottingham Apartments LLC, in Baltimore, Maryland containing 85 units for approximately $3,000,000.
•
On October 29, 2004, the Company acquired the assets of two apartment properties, Owings Chase LLC and Prescott Square LLC, located in Pikesville, Maryland containing a combined total of 307 units for approximately $20,000,000.

As of December 31, 2006, thirteen of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units at some of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

2006 compared to 2005

The following table presents the results of rental property revenues and operating expenses for the years ended December 31, 2006 and 2005 ($ in thousands):

($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Rental property revenues	$32,505	$6,502	$26,003	$22,508	$3,495
Rental operating expenses	$16,072	$3,936	$12,136	$10,129	$2,007

For the year ended December 31, 2006, rental property revenues increased $9,997,000 to $32,505,000 compared to $22,508,000 for the year ended December 31, 2005. The increase is primarily due to the impact of EITF 04-05 requiring us to include the results of operations for two apartment properties, Huntington and Essex, in our consolidation beginning January 1, 2006. The revenues earned within these two properties in 2006 were consistent with revenues earned in the prior year. The increase in our rental property revenue during 2006 was also the result of our apartment acquisitions in May 2005 and April 2006 which added $1,693,000 of rental property revenues. Other increases in rental property revenues during 2006 included a 6% increase in overall average rents resulting in an additional $1,329,000 of rental property income, which includes the additional revenue earned from the January 2006 conversion of one of our subsidized apartment properties to a market rent property. The average increase in rents in 2006 for properties in the Washington DC and Baltimore suburban areas ranged from 3% to 4%. The increase in revenue was also the result of a benefit of $274,000 resulting from the completion of the amortization of acquired intangible leases for Owings Chase and Prescott Square purchased in 2004, and the recognition of $200,000 of rent revenue earned from Sheffield Greens, our newest apartment complex under construction as of December 31, 2006.

For the year ended December 31, 2006, rental property operating expenses increased $5,943,000 to $16,072,000 compared to $10,129,000 for the year ended December 31, 2005. The increase is primarily the result of the impact of EITF 04-05, which added an additional $3,936,000 in 2006. The increase in our rental property operating expenses during 2006 is also the result of our apartment acquisitions in May 2005 and April 2006 which increased our operating expenses by $1,010,000 as well as operating expenses of $280,000 incurred by Sheffield Greens. Overall, during 2006, our rental property expenses generally increased approximately 7% on a comparative basis. The average increase in expenses in 2006 for properties in the Washington DC and Baltimore suburban areas was 3%. The increase in excess of general inflationary adjustments was attributable to the rehabilitation of our apartment units, project wide cleaning, grounds and maintenance and utility rates.

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
Rental property operating expenses increased $2,042,000 for the year ended December 31, 2005 to $10,129,000 compared to $8,087,000 for the respective period in 2004.  The increase in our rental property operating expenses in 2005 is attributable to the growth in the size of our apartment operations including acquisitions accounting for $1,807,000 of additional expenses, an increase in insurance costs and taxes and an increase due to the rising costs of utilities.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015; however, the recent slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, could adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In the event that Lennar does not take down the required 200 lots per year, Lennar would lose their exclusivity within Fairway Village as we would be allowed to sell these lots to other homebuilders. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The final selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established minimum take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are cyclical and usually have a noticeable positive effect on our earnings in the period they reach settlement.

2006 compared to 2005
Community development land sales revenue increased $8,564,000 to $20,967,000 for the year ended December 31, 2006 compared to $12,403,000 for the year ended December 31, 2005. The 69% increase in our community development land sales within our U.S. segment in 2006 is the result of our significant investment in residential lot development and delivery of residential lots to Lennar.

Residential Land Sales
For the year ended December 31, 2006, we delivered 70 single-family lots and 65 town-home lots to Lennar, resulting in the recognition of revenues ranging from $100,000 to $125,000 per single family lot and $70,000 to $85,000 per town-home lot plus water and sewer fees, road fees and other off-site fees. For the year ended December 31 2005, we delivered 94 residential lots to Lennar at an initial selling price of $100,000 per lot plus water and sewer fees, road fees and other off-site fees. As of December 31, 2006, we had 157 developed single-family lots and 53 finished town-home lots in backlog and ready for delivery.
During the years ended December 31, 2006 and 2005, we also recognized $3,400,000 and $2,000,000, respectively, of additional revenue for lots that were previously sold to Lennar. This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar. Currently new town-homes in Fairway Village are selling in the mid-$300,000’s while single-family homes in Fairway Village are selling in excess of $450,000.

Commercial Land Sales
For the year ended December 31, 2006, we sold 14.9 commercial acres in St. Charles for $2,800,000 compared to 1.34 commercial acres for $200,000 for the year ended December 31, 2005. We closed on the first parcel in the O’Donnell Lake Restaurant Park in the fourth quarter of 2006 and we expect the first restaurant in the complex to open in late summer 2007. We are developing our commercial parcels in the restaurant park surrounding the popular St. Charles Towne Center and will continue to sell this land in the future. As of December 31, 2006, our backlog contained 10.15 commercial acres in St. Charles under contract for a total of $4,384,000.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company transferred a parcel of land in the Glen Eagles Neighborhood in Fairway Village with a cost basis of $5,625,000 to a newly formed joint venture with Lennar in exchange for cash of $4,277,000, and a 50% membership interest in the venture. Pursuant to an operating agreement, the joint venture will develop the property and sell it to Lennar’s homebuilding division. The Company serves as the managing agent for the project and receives a 3% management fee. The Company recorded deferred revenues equal to the cash it received at closing and deferred costs equal to 50% of the cost basis of the land. We expect to recognize the profit on the portion of land transferred as lots are developed by the joint venture and sold to Lennar through the amortization of previously deferred revenues and costs. In addition, the Company will recognize off-site fees received from the joint venture when lots are sold by the joint venture. Pursuant to the terms of the lot option agreement, lots began selling in the fourth quarter of 2005 and are expected to continue through the second quarter of 2010. The remaining 50% of the land's cost basis was recorded as our investment in the joint venture and is reflected within our investments in unconsolidated real estate entities. The joint venture sold 61 lots to Lennar’s homebuilding division during the third and fourth quarters of 2006 compared to 25 lots delivered in the fourth quarter of 2005. As a result, the Company recognized $1,300,000 in deferred revenue, management fees and off-site fees and $419,000 of deferred costs for the year ended December 31, 2006 compared to $610,000 in deferred revenue, management fees and offsite fees and $176,000 of deferred costs for the year ended December 31, 2005.

Gross Margin on Land Sales
The gross margins on land sales for the years ended December 31, 2006 and 2005 remained consistent at 45%; however our gross margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $18,204,000 for the year ended December 31, 2006 which represents 34% of the U.S. segment's revenue and 19% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2006. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

2005 compared to 2004
Community development land sales revenue increased $5,404,000 to $12,403,000 for the year ended December 31, 2005 from $6,999,000 for the same period in 2004. The 77% increase in our community development land sales revenue in 2005 is the result of residential development and delivery of residential lots to Lennar.

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

Customer Dependence
Our community development land sales revenue from Lennar in 2005 was $12,203,000; which accounts for 20% of the Company's total revenue and 32% of the U.S. segment's revenue.

Management and Other Fees - U.S. Operations:
We earn monthly management fees from all of the apartment properties that we own as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson. Effective April 30, 2006, the Company’s management agreement with Chastleton Associates LP terminated when the apartment property was sold to a third party. The property was previously owned by an affiliate. Management fees generated by this property accounted for less than 1% of the Company’s total revenue. The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006. At the end of February 2007, one of the properties owned by affiliates of J. Michael Wilson was sold to a third party. We do not anticipate continuing to manage this property subsequent to its sale.
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
This section includes only the fees earned from the non-consolidated properties; the fees earned from the consolidated properties are eliminated in consolidation.

2006 compared to 2005 ($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Management and other fees	$663	$(375)	$1,038	$1,114	$(76)

     Due to the required elimination of management fees in consolidation, the total management fees decreased for the year ended December 31, 2006 compared to year ended December 31, 2005 as a result of the impact of EITF 04-05. Excluding the impact of EITF 04-05, management and other fees were relatively consistent with the prior periods.

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

General, Administrative, Selling and Marketing Expense - U.S. Operations:
The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our sixteen properties located in St. Charles, Maryland, five properties located in the Baltimore, Maryland area and one property in Virginia and, to a lesser extent, the other properties that we manage. Our unconsolidated and managed-only apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

2006 compared to 2005
General, administrative, selling and marketing costs incurred within our U.S. operations decreased $537,000 to $6,370,000 for the year ended December 31, 2006, compared to $6,907,000 for the year ended December 31, 2005. The 8% decrease in general, administrative, selling and marketing costs is primarily attributable to a decrease in the expense associated with our outstanding share incentive rights, as a result of a reduction of shares outstanding due to prior year exercises, coupled with a significant increase in the share price during 2005. The decrease was partially offset by an increase in salaries and benefits, and legal fees related to the closing agreement reached with the IRS earlier this year.

2005 compared to 2004
General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,672,000 to $6,907,000 for the year ended December 31, 2005, compared to $5,235,000 for the same period of 2004.  The 32% increase in general, administrative, selling and marketing costs for the fiscal year ended December 31, 2005 is attributable to an increase of $691,000 of additional professional services fees including audit, tax compliance, consulting and corporate costs incurred during the year as a result of the restatement, additional corporate governance and fee increases in excess of inflation. The increase is also due to an additional $625,000 in salaries and benefits as a result of additional staff, bonuses and normal annual increases. The market for qualified employees was very competitive, resulting in the additional salaries, bonuses and recruiting fees. Other components of the increase include $376,000 of additional charges related to our outstanding share appreciation rights as a result of the increase in our stock price in 2005 and $102,000 in compensation expense for shares that were awarded to our non-employee Trustees in June.  The increases noted above were partially offset by a reduction in bad debt expense due to the collection of previously reserved accounts receivable balances from two apartment properties for which we serve as the general partner and one affiliated property that we managed.

Depreciation Expense - U.S. Operations:

2006 compared to 2005
($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Depreciation expense	$4,787	$540	$4,247	$3,829	$418

Depreciation expense increased $958,000 to $4,787,000 for the year ended December 31, 2006 compared to $3,829,000 for the year ended December 31, 2005. As a result of adopting EITF 04-05 in 2006, we added an additional $540,000 of depreciation expense to our 2006 consolidation. The remainder of the increase is attributable to the acquisitions in May 2005 and April 2006 as well as capital improvements made to the existing properties.

2005 compared to 2004
Depreciation expense increased $617,000 to $3,829,000 for the year ended December 31, 2005 compared to $3,212,000 for the same period in 2004. Our apartment property acquisitions in October 2004 and May 2005 increased our depreciation expense in 2005 by $454,000. The remainder of the fiscal year's increase was affected by capital improvements made to our rental properties.

Interest Income - U.S. Operations:

2006 compared to 2005
Interest income for the year ended December 31, 2006 was $968,000 compared to $145,000 for the year ended December 31, 2005. The $823,000 increase in interest income in 2006 is the result of the recognition of $855,000 of interest income in 2006 related to the Charles County bonds for the period from July 1, 2005 through December 31, 2006, an 18 month period, with no comparable amounts recognized in 2005. During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County. As development activities specified by the bond agreement are completed, the Company draws down the escrowed bond proceeds. The interest agreement is expected to remain effective through the last draw made by the Company, and the Company expects to receive future annual interest payments from the County.

2005 compared to 2004
Interest income for the year ended December 31, 2005 was $145,000 compared to $199,000 for the year ended December 31, 2004. The $54,000 decrease in interest income was generally related to reduced interest on intersegment debt.

Equity in Earnings from Unconsolidated Entities - U.S. Operations:

2006 compared to 2005
For the year ended December 31, 2006, the Company recognized a loss of $1,000 from its investment in its unconsolidated real estate entities compared to the recognition of earnings of $135,000 for the year ended December 31, 2005. With the implementation of the EITF 04-05, effective January 1, 2006, the Company has consolidated the operational results of Huntington and Essex which resulted in the overall decrease in our equity in earnings. We continue to account for our investments in two apartment partnerships, Brookside and Lakeside, using equity accounting, but due to our limited ownership in these partnerships, our recognition of the partnerships’ earnings is immaterial.

2005 compared to 2004
For the year ended December 31, 2005, the Company recognized earnings of $135,000 from its investments in its unconsolidated real estate entities. For the same period in 2004, the Company recognized a loss of $291,000 in its investments in its unconsolidated real estate entities. The increase was principally the result of the write-off of deferred finance fees in one of our unconsolidated partnerships which negatively impacted its earnings in 2004 with no comparable write-offs in 2005.

Interest Expense - U.S. Operations:
The Company considers interest expense on all U.S. debt available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt of the U.S. segment is applied. Any excess interest is reflected as interest expense. For 2006 and 2005, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment partnerships.

2006 compared to 2005

($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Interest Expense	$9,852	$1,263	$8,589	$6,797	$1,792

Interest expense for the year ended December 31, 2006 increased $3,055,000 to $9,852,000 compared to $6,797,000 for the year ended December 31, 2005. The increase is primarily the result of EITF 04-05, which added $1,263,000 of interest expense in 2006. Excluding the impact of EITF 04-05, the increase is the result of additional interest expense of $599,000 recognized as a result of the conversion of one of our properties from an interest subsidized property to a market rent property in December 2005, $554,000 on the mortgages of the properties acquired in May 2005 and April 2006, and $200,000 of the write off of pre-payment penalties and other fees from the refinancing of two of our properties mortgages in the fourth quarter of 2006 with no comparable amounts for 2005. The remainder of the increase is related to reduced amounts of capitalized interest for 2006 as completed lots in Fairway Village and completed units in Sheffield Greens were no longer eligible for capitalization. For the year ended December 31, 2006, $1,504,000 of interest was capitalized in the U.S. operations compared to $944,000 of interest capitalized during 2005.

2005 compared to 2004
Interest expense increased 15% for the year ended December 31, 2005 to $6,797,000 compared to $5,916,000 for the same period in 2004. The $881,000 increase in interest expense is primarily due to $845,000 of additional interest expense related to the mortgages of the three most recently acquired apartment properties in Baltimore, the write-off of pre-payment penalties and other fees of $250,000 from the refinancing of one of our properties' mortgages in the first quarter of 2005, and $223,000 of additional interest expense recognized as a result of the conversion of one of our properties from an interest subsidized property to a market rent property in December 2004. The increase in 2005 was reduced by loan fees amortized and included in interest expense in 2004 of $221,000 for loans that were repaid by December 31, 2004 as well as loan fees and prepayment penalties of $475,000 paid in connection with the refinancing of our apartment property’s mortgages in January 2004 with no comparable expense in 2005. The Company capitalized $944,000 of interest in its U.S. segment in 2005 compared to $534,000 of interest capitalized in 2004.

Minority Interest in Consolidated Entities - U.S. Operations:
Minority interest in consolidated entities includes the minority partner's share of the consolidated partnerships’ earnings and distributions to minority partners in excess of their basis in the consolidated partnership. Losses charged to the minority interest are limited to the minority partner's basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners and any subsequent losses.

2006 compared to 2005
Minority interest for the year ended December 31, 2006 was $616,000 compared to $926,000 for the year ended December 31, 2005. The $310,000 decrease in minority interest expense in 2006 is the result of distributions provided to third party owners in excess of their basis after the refinancing of Terrace in the fourth quarter of 2005 with no comparable distributions made in 2006. This was offset by distributions in excess of basis made to the limited partners of Huntington for which we are now required to consolidate as a result of the implementation of EITF 04-05.

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

Provision for Income Taxes - U.S. Operations:
The effective tax rates for the years ended December 31, 2006, 2005, and 2004 were 41%, 54% and 40%, respectively.  The statutory rate is 40%.  The effective tax rates for 2006, 2005 and 2004 differ from the statutory rate due to certain permanent differences and taxation of foreign source interest income without a corresponding foreign tax credit.

Results of Operations - Puerto Rico Operations:
For the year ended December 31, 2006, our Puerto Rico segment generated $9,696,000 of operating income compared to $2,659,000 of operating income generated by the segment for the same period in 2005 and $1,511,000 in 2004. Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
Effective January 1, 2006, the Company implemented new consolidation guidance required by EITF 04-05. Under the new consolidation guidance, nine Puerto Rico based apartment partnerships, operating twelve apartment properties, (“Puerto Rico Apartments”) in which we hold an ownership interest now qualify for the consolidation method of accounting. As a result, we included within our financial statements the consolidated apartment properties’ total revenues and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest. As of December 31, 2006, these twelve consolidated properties are HUD subsidized projects with rental rates governed by HUD.

The following table presents the results of rental property revenues and operating expenses for the years ended December 31, 2006, 2005 and 2004:
($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Rental property revenues	$21,524	$21,168	$356	$58	$298
Rental operating expenses	$10,963	$ 9,862	$1,101	$661	$440

2006 compared to 2005
Rental property revenues increased $21,466,000 to $21,524,000 for the year ended December 31, 2006 compared to $58,000 for the year ended December 31, 2005. The consolidation of the Puerto Rico Apartments as a result of EITF 04-05, increased rental property revenues by $21,168,000 for the year ended December 31, 2006. Although not included in the consolidated results for the same periods in 2005, rental property revenues from the Puerto Rico Apartments were $20,589,000. The 2.8% increase for the year ended December 31, 2006 was primarily related to increases in rents in such period.
Rental property operating expenses increased $10,302,000 to $10,963,000 for the year ended December 31, 2006 compared to $661,000 for the year ended December 31, 2005. The consolidation of the Puerto Rico Apartments as a result of EITF 04-05 increased rental property operating expenses by $9,862,000 for the year ended December 31, 2006. Although not included in the consolidated results for the same periods in 2005, rental property revenues from the Puerto Rico Apartments were $9,742,000. The 1.2% increase for the year ended December 31, 2006, was primarily due to increases in utilities and other operating expenses, partially offset by a reduction in repairs, painting and rehabilitation of units in such period.
In September 2005, the Company commenced the operations of the new commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest. Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and leases approximately 20% of the building.
For the year ended December 31, 2006, the commercial rental property generated $356,000 of rental property income compared to $58,000 for the same period in 2005. Operating expenses for the commercial rental property during 2006 were $580,000, as compared to $188,000 for the same period in 2005. As of December 31, 2006, 42% of the office space was leased with an additional 15% of office space generating rent income under an option agreement. The option agreement requires the tenant to make lease payments until the tenant completes certain permitting, at which point a final lease will be executed as the tenant will occupy the facility. However, until a lease is executed, the tenant can terminate the option.

2005 compared to 2004
For the year ended December 31, 2005, the commercial rental property generated $58,000 of rental property income, net of IGP’s rent that is eliminated in consolidation of $126,000. Operating expenses for the commercial rental property were $188,000, producing an operating loss of $130,000. As of December 31, 2005, 32% of the office space was leased.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.

2006 compared to 2005
There were no community development land sales during the year ended December 31, 2006. Community land sales during the same period in 2005 were $10,397,000. In April 2005, the Company sold 7.2 commercial acres for the $7,448,000 and in February 2005, sold 2.5 commercial acres for $2,949,000 in the master-planned community of Parque Escorial. The gross margin on land sales for the year ended December 31, 2005, was 28%. There were no commercial contracts for commercial sales in backlog at December 31, 2006.

2005 compared to 2004
Community development land sales for the year ended December 31, 2005 were $10,397,000 compared to $2,676,000. During 2005, the Company sold 9.7 commercial acres in the master-planned community of Parque Escorial. The gross profit margin for the years ended December 31, 2005 and 2004 were 28% and 26%, respectively. There were no residential or commercial acres in backlog at December 31, 2005.

Customer Dependence
In 2005, within our Puerto Rico segment, we sold commercial acres in our office park to Jalexis, Inc. for $7,448,000 which represents 31% of the Puerto Rico segment’s revenue and 12% of our total consolidated revenue for the year (See Note 5 to the consolidated financial statements). No other customers within the Puerto Rico segment accounted for more than 10% of our consolidated revenue in 2005.

Homebuilding - Puerto Rico Operations:
The Company organizes corporations as needed to operate each individual homebuilding project. In April 2004, the Company commenced the construction of a new 160-unit mid-rise condominium complex known as Torres del Escorial (“Torres”). The condominium units were offered to buyers in the market in January 2005 and delivery of the units commenced in the fourth quarter of 2005. During 2004, the Company completed and closed out its 208 unit complex known as Brisas de Parque Escorial (“Brisas”). The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.

2006 compared to 2005
Within the Torres project and during the years ended December 31, 2006 and 2005, 78 and 32 units, respectively, were closed at an average selling price of approximately $254,000 and $ 232,000 per unit, respectively, generating aggregate revenues of $19,838,000 and $7,424,000, respectively. The gross margins on home sales for the years ended December 31, 2006 and 2005 were 25% and 18%, respectively. The increase in the gross profit margin is primarily attributable to two factors. First, the cost of sales in 2005 included certain deferred commission expenses charged as period costs when sales began in 2005. Secondly, the market has allowed for an increase in the selling prices for the units sold within each subsequent building which has improved the gross margins for this project.
As of December 31, 2006, 15 units of Torres were under contract at an average selling price of $282,000 per unit. Each sales contract is backed by a $6,000 deposit. For the year ended December 31, 2006, the Company had 68 new contracts and 42 canceled contracts.  For the same period in 2005, the Company had 111 new contracts and 11 canceled contracts. The Puerto Rico real estate market has slowed substantially from 2005 to 2006. The reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline. The Company continues to believe that the remaining 50 units in Torres will sell in a reasonable period of time at favorable prices.

2005 compared to 2004
During the fourth quarter of 2005, 32 units within the Torres project were closed at average selling price of $232,000 per unit generating $7,424,000 in home sales revenue. For the year ended December 31, 2004, the last 55 units within the Brisas project were sold at a selling price of $179,000 per unit generating $9,861,000 in home sales revenue.
The gross margin on home sales in 2005 was 18% as compared to 24% in 2004. The decrease in the gross margin on home sales is attributable to several factors. First, Brisas units sold in 2004 benefited from increases in the market prices of homes sold at the end of the project as compared to the beginning of the project. In addition, certain deferred commission expenses were charged as period costs for the first units sold in Torres with no comparable expenses for the final Brisas units sold in 2004. Finally, the gross profit percentage in 2004 was positively impacted by Brisas units selling faster than anticipated resulting in less than expected interest costs.
As of December 31, 2005, 68 units were under contract at Torres with an average selling price of $252,000 per unit.

Management and Other fees - Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial. This section currently includes only the fees earned from the non-owned managed entities. For 2005 and 2004, this section also included fees earned from our previously unconsolidated Puerto Rico Apartments. However, these fees are now eliminated in consolidation.

($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Management and other fees	$592	$(2,358)	$2,950	$2,128	$822

2006 compared to 2005
Due to the required elimination of management fees in consolidation, total management fees decreased $1,536,000 for the year ended December 31, 2006, as compared to the year ended December 31, 2005 as a result of the impact of EITF 04-05.
On a comparative basis, the increase in management fees is primarily related to incentive management fees and refinancing fees of $1,025,000 from the refinancing of the non-recourse mortgages of Colinas de San Juan in April 2006 and Carolina Associates in December 2006, as compared to a refinancing fee of $96,000 earned from Bayamon Garden in April 2005. Also, management fees from Parque Escorial Associations increased $53,000 during the year ended December 31, 2006. In 2005, we managed one commercial property owned by the Wilson Family which was sold to a third party in April 2005. Fees earned from that property in 2005 of $162,000 included a broker’s fee from the sale of the property with no comparable fees earned in 2006.

2005 compared to 2004
Management fees and other fees increased 1% in 2005 to $2,128,000 as compared to $2,106,000 in 2004. The increase is attributable to a special fee of $139,000 earned in April 2005 from the sale of a non-owned commercial property that we managed, a $96,000 fee recognized in connection with the refinancing of one of our managed properties in the second quarter of 2005 as well as an increase in the annual rents of the apartment properties. Results for 2005 were affected by a reduction in the recognition of management fees from the commercial properties sold in December 31, 2004 and April 2005 and deferred financing fees that were fully recognized in 2004.

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

2006 compared to 2005
General, administrative, selling and marketing expenses increased 1% or $15,000 to $2,847,000 during the year ended December 31, 2006, as compared to $2,832,000 for the same period of 2005.
The 1% annual increase is attributable to an increase in selling and marketing expenses incurred in the Torres project, with no comparable expense during the same period in 2005 and increases in municipal and property taxes as well as salaries and benefits. These increases were offset in part by a reduction in the expense related to our share appreciation rights as a result of significant increases in our share price in the prior period while the share price in the current period remained relatively constant, a reduction in office and parking rents, as well as decreases in bad debts, consulting and outside tax services, legal services and miscellaneous general expenses.

2005 compared to 2004
General, administrative, selling and marketing expenses decreased 9% or $289,000 in 2005 to $2,832,000 compared to $3,121,000 in 2004. This decrease is primarily attributable to a $190,000 reduction in miscellaneous, computer and other expenses and a decrease in SARS expense of $62,000. Although our share price increased substantially during the year, the number of shares vested and outstanding decreased due to significant exercises during 2004.

Depreciation Expense - Puerto Rico Operations:
($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Depreciation expense	$3,615	$3,238	$377	$213	$164

2006 compared to 2005
Depreciation expense for the year ended December 31, 2006 was $3,615,000 compared to $213,000 for the same period in 2005. The $3,402,000 increase is primarily attributable to the adoption of EITF 04-05 and the inclusion of the Puerto Rico apartments within the consolidated results. Depreciation expense, excluding the impact of EITF 04-05 increased $164,000 to $377,000 for the year ended December 31, 2006 compared to $213,000 for the same period in 2005. The increase primarily is attributable to the depreciation expense in Escorial Building One, our new commercial office building and related depreciation for new corporate office furniture and leasehold improvements.

2005 compared to 2004
Depreciation expense, on a comparable basis, increased $97,000 to $213,000 for the year ended December 31, 2005, compared to $116,000 for the same period in 2004. The increase is primarily due to the depreciation expense in Escorial Building One, our new commercial office building, which commenced operation in September 2005.

Equity in Earnings from Partnerships and Sponsor and Developer fees - Puerto Rico Operations:
With the implementation of the EITF 04-05, effective January 1, 2006, the Company consolidated the operating results of its apartment partnerships. Accordingly, equity in earnings is no longer recorded for these apartment partnerships.
We account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting. The earnings from our investment in commercial rental property are reflected within this section. The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.

($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Equity in earnings	$683	$262	$421	$1,008	$(587)

2006 compared to 2005
Equity in earnings from partnerships decreased $325,000 to $683,000 for the year ended December 31, 2006 compared to $1,008,000 for the year ended December 31, 2005. With the implementation of EITF 04-05, effective January 1, 2006, the Company has consolidated the operational results of its Puerto Rico Apartments which resulted in the overall decrease in our equity in earnings. The remainder of the decrease is related to operating, financial and depreciation expenses increasing at a greater rate than the revenues of our investments accounted for using the equity method of accounting.

2005 compared to 2004
Equity in earnings from partnerships, on a comparable basis, decreased $1,959,000 to $1,008,000 during the twelve months of 2005, compared to $2,967,000 for the same period of 2004. The decrease is the result of $1,771,000 of distributions received in excess of our investment base from two of our partnerships for which the Company has no required funding obligation. The year 2005 decrease also includes a reduction in the equity in earnings from our apartment partnerships of $217,000 attributable to the increases in financial and operating expenses within our apartment properties.

Interest Expense - Puerto Rico Operations:
The Company considers interest expense on all Puerto Rico debt available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt of the Puerto Rico segment is applied. Any excess interest is reflected as interest expense. For 2006 and 2005, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment partnerships.

($ in thousands)	December 31, 2006 as presented	Less Effect of EITF 04-05	December 31, 2006 Excluding the impact of EITF 04-05	December 31, 2005	Difference
Interest expense	$7,057	$6,324	$733	$(836)	$1,569

2006 compared to 2005
Interest expense for the year ended December 31, 2006 increased $7,893,000 to $7,057,000 compared to ($836,000) for the year ended December 31, 2005. Interest expense for the year increased $6,324,000 as a result of the adoption of EITF 04-05 and the addition of interest expense related to the apartment partnerships’ non-recourse mortgages. The remainder of the increase is attributable to the $982,000 reversal of accrued interest in 2005 as a result of the closing agreement reached with the IRS, with no comparable amount in 2006; and interest expense of $632,000 incurred in 2006 on the new office building mortgage, compared to $105,000 in 2005.
The Company capitalized $1,225,000 of interest in the Puerto Rico segment in 2006 compared to $1,371,000 of interest capitalized in 2005.

2005 compared to 2004
Interest expense decreased 437% in 2005 to ($836,000) compared to $248,000 in 2004. The decrease in 2005 is attributable to the $982,000 reversal of accrued interest no longer necessary as a result of the closing agreement reached with the IRS. Refer to Note 10 in the Consolidated Financial Statements found in Item 8 of the 2005 10-K for an additional discussion. The Company capitalized $1,371,000 of interest in the Puerto Rico segment in 2005 compared to $770,000 of interest capitalized in 2004.

Minority Interest in Consolidated Entities - Puerto Rico Operations:
As a result in implementing EITF 04-05, our Puerto Rico segment now records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership. Losses charged to the minority interest are limited to the minority partners’ basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense. Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.
Minority interest for the year ended December 31, 2006, was $2,404,000. The minority interest expense for the period was primarily the result of distributions to the minority owners in excess of their basis from our consolidated apartment partnerships. During 2006, surplus cash distributions of $1,249,000 were made from the consolidated apartment partnerships to the minority owners in excess of their basis. In addition, the mortgage of one of our consolidated apartment partnerships was refinanced and as a result, additional distributions of $1,100,000 were made to the minority partners.

 Provision for Income Taxes - Puerto Rico Operations:
The effective tax rate for 2006, 2005 and 2004 were 28%, (20%) and 35%, respectively. The statutory rate is 29%.  The statutory tax rate and the effective tax rate for the years ended December 31, 2006 and 2004, differ from the statutory rate due to U.S. taxes on Puerto Rico source income without the full benefit of the foreign tax credit offset by special tax exempt income.  The difference in the statutory tax rate and the effective tax rate for the year ended December 31, 2005 is primarily the result of the resolution of income tax matters, which resulted in a benefit to income taxes of $2,421,000.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of December 31, 2006, the Company had cash and cash equivalents of $27,459,000 and $19,677,000 in restricted cash. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Years Ended December 31
	2006	2005	2004

Operating Activities	$9,317	$(3,148)	$8,656
Investing Activities	(39,161)	(9,265)	(28,761)
Financing Activities	36,147	17,431	22,527
Net Increase in Cash	$6,303	$5,018	$2,422

For the year ended December 31, 2006 operating activities provided $9,317,000 of cash flows compared to $3,148,000 of cash flows used in operating activities for the year ended December 31, 2005. The $12,465,000 increase in our operating cash is primarily due to increased home sales for the year ended December 31, 2006 along with a decrease in our homebuilding construction activities as a result of being in different phases of the Torres del Escorial project for the respective years presented. The Company sold 78 condominium units within Torres during 2006 compared to the sale of 32 units in 2005 resulting in an additional $12,414,000 in homebuilding sales for 2006. The project was also nearing the end of the construction phase during 2006 and used $6,438,000 of cash from operating activities compared to $13,068,000 of operating cash used during 2005. The increase in operating cash is also attributable to the operating cash flows of the 11 apartment partnerships now included within our consolidated results for 2006 as a result of implementing the provisions of EITF 04-05. These increases were offset by a decrease in community development land sales as a result of a $7,448,000 land sale in Puerto Rico in 2005 with no comparable sale in 2006 and an increase in the Company’s investment in community development assets as well as a $5,245,000 increase in cash paid for income taxes. Within our community development operations in the U.S., the Company continues to develop residential lots for delivery to Lennar as part of its March 2004 agreement with the homebuilder. Also, in accordance with an agreement with the Charles County government, the Company is accelerating the construction of two major roadway links to the Charles County roadway system.  For the year ended December 31, 2006, the Company added $25,120,000 of additions to our community development assets in connection with these projects compared to $20,793,000 in 2005. From year to year, cash flow from operating activities depends primarily upon changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.
For the year ended December 31, 2006, the Company had $39,161,000 of net cash used in its investing activities compared to $9,265,000 of net cash used in 2005. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. On April 28, 2006, the Company completed the acquisition of two apartment properties in Baltimore, Maryland containing a total of 250 units for approximately $14,300,000. Also, during 2006, we invested $19,972,000 in the construction of an apartment project in St. Charles compared to construction expenditures of $3,739,000 incurred in 2005 related to the construction of our office building in Parque Escorial and the start of the apartment project in St. Charles. Finally, as a result of adding 11 additional properties to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, we added $4,723,000 to the opening consolidated cash balance. For further discussion of the impact at the implementation of EITF 04-05, see Note 2 to our consolidated financial statements.
For the year ended December 31, 2006, $36,147,000 of cash was provided by our financing activities compared to $17,431,000 of cash provided by financing activities in 2005. Cash used in or provided by financing activities generally relates to dividend distributions to our shareholders, distributions made to our minority interest partners and advances and repayment of debt. The increase in distributions to minority interest partners to $2,973,000 for the year ended December 31, 2006 is primarily the result of including the results of the 11 additional apartment properties as discussed above. The increase in dividends paid to shareholders from $2,048,000 for the year ended December 31, 2005 to $4,261,000 for the year ended December 31, 2006 is the result of a special $2,230,000 dividend paid related to the resolution of certain tax matters (see Note 10 to the consolidated financial statements). Related to changes in our debt items, generally, new debt incurred during a period depends upon the net effect of our acquisition, development and refinancing activity. We received proceeds from debt financing of $121,694,000 for 2006 as compared to $38,494,000 for 2005. The increase was attributable to the refinancings of several apartment properties with proceeds totaling $73,820,000, new mortgage proceeds of $11,836,000 related to the acquisition of Milford I and Milford II and proceeds from the construction loan for Sheffield Greens Apartments of $16,611,000. Repayments of debt also increased from $20,481,000 in 2005 to $81,958,000 for 2006. This increase is attributable to the repayment of prior mortgages which were refinanced totaling $46,622,000 and the payoff of the Torres construction loan of $19,325,000. Other debt repayments include normal principal payments on our amortizing mortgages. The Company also used a revolving acquisition and development loan during the period which was repaid in full by the end of 2006.

Contractual Financial Obligations
The following table provides a summary of our fixed, non-cancelable, contractual financial obligations as of December 31, 2006:

	Payments Due By Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Recourse debt-community development
and homebuilding	$24,694	$1,224	$6,591	$2,974	$13,905
Recourse debt-investment properties	4,473	145	2,770	144	1,414
Capital lease obligations	184	53	101	30	-
Total Recourse Debt	29,351	1,422	9,462	3,148	15,319

Non-recourse debt-community development	500	500	-	-	-
Non-recourse debt-investment properties	270,220	3,440	18,540	9,003	239,237
Total Non-Recourse Debt	270,720	3,940	18,540	9,003	239,237

Operating lease obligations	1,325	369	916	40	-
Purchase obligations	35,995	19,987	15,833	50	125
Total contractual financial obligations	$337,391	$25,718	$44,751	$12,241	$254,681

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. The Company was in compliance with these financial covenants as of December 31, 2006. As of December 31, 2006, no amounts were outstanding on the Revolver. Management expects to fund development operations from current cash balances and operating cash flows rather than borrowings from the line of credit.

    Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.6%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements with the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment. The County also requires ACPT to fund an escrow account from lot sales that will be used to repay these bonds.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to increase the baseline assumption from 200 to 300 school allocations per year commencing with the issuance of these bonds and continuing until such bonds are repaid in full.
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County. The agreement covers the period from July 1, 2005 through the last draw made by the Company.
In June 2005, the Company signed a two year, $3,000,000 recourse note that carries a fixed interest rate of 6.98%, requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in October 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005. This loan and another acquisition loan with an outstanding balance of $1,778,000 as of December 31, 2006 were repaid in full subsequent to year end.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The homebuilding and land assets in Parque Escorial are unencumbered as of December 31, 2006. On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company. The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.37% at December 31, 2006) and matures on August 31, 2008. The outstanding balance of this facility on December 31, 2006, was $2,600,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-K, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of December 31, 2006, approximately 45% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
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
On October 2, 2006, Fox Chase Apartments, LLC (“Fox Chase”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $13,000,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 6.06%, requires principal and interest payments through maturity and a balloon payment at the maturity date, November 1, 2016. The prior mortgage of $6,537,000 was repaid and the net proceeds from the refinancing will be used for overall apartment property improvements, the repayment of recourse debt, future development efforts and potential acquisitions.
On November 1, 2006, New Forest Apartments, LLC (“New Forest”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $23,000,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 6.075%, requires principal and interest payments through maturity and a balloon payment at the maturity date, November 1, 2016. The prior mortgage of $12,144,000 was repaid and the net proceeds from the refinancing will be used for overall apartment property improvements, the repayment of recourse debt, future development efforts and potential acquisitions.
In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000. The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due in November 2007.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-K, the non-recourse apartment properties' debt is collateralized by the apartment projects.  As of December 31, 2006, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").
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
On December 20, 2006, the non-recourse mortgage of one of our consolidated apartment properties in Puerto Rico, Carolina Associates LP S.E. (“Carolina”), was refinanced with a ten-year, 5.95% non-recourse mortgage loan of $28,140,000. The proceeds from the refinancing were used to establish an escrow for capital improvements to be made at the property site as well as to repay management fees, and intercompany loans. In January 2007, the Company made an $800,000 distribution to the partners of Carolina which includes $400,000 to the limited partners and $400,000 to the Company.

Purchase Obligations and Other Contractual Obligations
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment project in St. Charles, which was completed in February 2007, costs associated with our land development contracts for the County’s road projects and the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development. In 2007, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, non-recurring expenditures and dividends to common shareholders. The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. However, a significant reduction in the demand for real estate or a decline in the prices of real estate could adversely impact our cash flows. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated.
We are actively seeking additions to our rental property portfolio. We are currently pursuing various opportunities to purchase additional apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. During 2007, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities.
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

DEBT GUARANTEES AND OTHER OBLIGATIONS
ACPT and its subsidiaries typically provide guarantees for another subsidiary’s loan or letters of credit. In many cases more than one company guarantees the same debt. All of these companies are consolidated and the debt or other financial commitment is included in ACPT’s consolidated financial statements. These guarantees should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

IMPACT OF INFLATION AND CHANGING PRICES
Inflation has been moderate in recent years. In general, we attempt to minimize any inflationary effect by increasing our market rents, land prices and home prices. However, in recent history, the increases in the HUD subsidies for the Puerto Rico multifamily rental properties have not offset the increases in the operating costs of the related properties resulting in a negative impact on our cash flow.

INTERCOMPANY DIVIDEND RESTRICTIONS
Certain of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the availability of our subsidiaries to pay dividends or distributions. The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, within the Puerto Rico segment the distributions of two multifamily rental property partnerships are limited; one is limited to a specified annual cumulative rate of 6% and another is limited to a maximum distribution amount of $146,000. These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans. Further, these partnerships have made distributions or have accumulated losses in excess of the investment, resulting in equity deficits. Accordingly, no equity is restricted related to these subsidiaries as of December 31, 2006.
As discussed above, during 2006 the Company closed on the Revolver, a $14,000,000 revolving credit facility. The Revolver requires that ALD have a Senior Debt to Equity Ratio, as defined by the agreement, of not more than 3 to 1. As of December 31, 2006, no balances were outstanding on the Revolver so no amounts were restricted at year end.

ACPT DIVIDEND RESTRICTIONS
In addition to the ALD Senior Debt to Equity covenant, the Revolver requires ACPT to maintain a Minimum Net Worth of $10,862,000. As of December 31, 2006, no balances were outstanding on the Revolver so no amounts were restricted at year end.

INSURANCE AND RISK OF UNINSURED LOSS
We carry various lines of insurance coverage for all of our investment properties, including property insurance and believe that we are adequately covered against normal risks. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.
We renewed our insurance coverage on May 1, 2006 for our Puerto Rico operations and October 1, 2006 for our U.S. operations for one-year policy terms. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, our overall premium costs decreased by 1% as compared to the prior policy year.
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

Principal Amount by Expected Maturity
Average Interest Rate
(In thousands)

								Fair Value
								December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006

Long-term debt, including current portions:
Fixed rate debt-principal	$7,671	$4,809	$5,190	$5,524	$5,850	$259,262	$288,306	$287,858
Fixed rate debt-interest	16,398	15,194	14,900	14,604	14,293	97,763	173,152
Average interest rate	5.77%	5.71%	5.73%	5.73%	5.74%	5.85%	5.76%	5.82%

Variable rate debt-principal	2,055	2,894	6,816	-	-	-	11,765	11,765
Variable rate debt-interest	752	652	167	-	-	-	1,571
Average interest rate	9.21%	7.37%	7.37%	0.00%	0.00%	0.00%	7.98%	7.98%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Emerging Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partner, as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

                                                 /s/ Ernst & Young LLP

McLean, Virginia
March 21, 2007

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenues
Rental property revenues	$54,029	$22,566	$19,007
Community development-land sales	20,967	22,800	9,675
Homebuilding-home sales	19,838	7,424	9,861
Management and other fees, substantially all from related entities	1,228	3,237	3,591
Reimbursement of expenses related to managed entities	2,101	6,286	6,877
Total revenues	98,163	62,313	49,011

Expenses
Rental property operating expenses	27,013	10,790	8,529
Cost of land sales	11,607	14,233	6,383
Cost of home sales	14,833	6,122	7,474
General, administrative, selling and marketing	9,212	9,734	8,341
Depreciation and amortization	8,402	4,042	3,328
Expenses reimbursed from managed entities	2,101	6,286	6,877
Total expenses	73,168	51,207	40,932

Operating Income	24,995	11,106	8,079

Other income (expense)
Interest and other income	1,673	895	528
Equity in earnings from unconsolidated entities	682	1,143	2,676
Interest expense	(16,845)	(5,363)	(5,667)
Minority interest in consolidated entities	(3,020)	(926)	(1,285)

Income before provision (benefit) for income taxes	7,485	6,855	4,331
Provision (benefit) for income taxes	2,894	(690)	1,500

Net income	$4,591	$7,545	$2,831

Earnings per share -Basic and Diluted	$0.88	$1.45	$0.55
Weighted average shares outstanding - Basic and Diluted	5,201	5,195	5,192
Cash dividends per share	$0.83	$0.40	$0.35
The accompanying notes are an integral part of these consolidated statements.

 Note: The income statement for the year ended December 31, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of December 31, 2006	As of December 31, 2005
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$142,046	$76,578
of $142,458 and $46,412 respectively
Land and development costs	67,745	54,232
Condominiums under construction	9,226	17,621
Rental projects under construction or development	24,430	4,458
Investments in real estate, net	243,447	152,889

Cash and cash equivalents	27,459	21,156
Restricted cash and escrow deposits	19,677	8,925
Investments in unconsolidated real estate entities	6,591	9,738
Receivable from bond proceeds	13,710	8,422
Accounts receivable	4,320	1,332
Deferred tax assets	18,157	5,610
Property and equipment, net of accumulated depreciation	1,157	1,182
Deferred charges and other assets, net of amortization of
$1,655 and $898 respectively	12,181	7,831
Total Assets	$346,699	$217,085

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$270,720	$119,865
Recourse debt	29,351	32,981
Accounts payable and accrued liabilities	24,191	19,243
Deferred income	3,591	3,961
Accrued current income tax liability	2,992	6,545
Total Liabilities	330,845	182,595

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares and 5,197,954 shares issued and outstanding
as of December 31, 2006 and December 31, 2005, respectively	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,238	17,066
Retained (deficit) earnings	(1,060)	17,748
Total Shareholders' Equity	15,854	34,490
Total Liabilities and Shareholders' Equity	$346,699	$217,085
The accompanying notes are an integral part of these consolidated statements.

Note: The balance sheet as of December 31, 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Paid-in	(Deficit)
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2003	5,191,554	$52	$(376)	$16,964	$11,213	$27,853
Net income	-	-	-	-	2,831	2,831
Dividends paid	-	-	-	-	(1,793)	(1,793)
Balance December 31, 2004	5,191,554	52	(376)	16,964	12,251	28,891
Net income	-	-	-	-	7,545	7,545
Dividends paid	-	-	-	-	(2,048)	(2,048)
Issuance of shares to Trustees	6,400	-	-	102	-	102
Balance December 31, 2005	5,197,954	52	(376)	17,066	17,748	34,490
Net income	-	-	-	-	4,591	4,591
Dividends paid	-	-	-	-	(4,261)	(4,261)
Cumulative effect of change in accounting for EITF 04-05	-	-	-	-	(19,138)	(19,138)
Issuance of restricted shares to Trustees	32,000	-	-	172	-	172
Balance December 31, 2006	5,229,954	$52	$(376)	$17,238	$(1,060)	$15,854
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$4,591	$7,545	$2,831
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	8,402	4,042	3,328
Distribution to minority interests in excess of basis	2,973	922	1,230
Benefit for deferred income taxes	(2,706)	(4,248)	(1,878)
Equity in earnings-unconsolidated entities	(682)	(1,143)	(2,676)
Distribution of earnings from unconsolidated entities	682	1,388	938
Cost of land sales	11,607	14,233	6,383
Cost of home sales	14,833	6,122	7,474
Stock based compensation expense	244	1,036	640
Minority interest in consolidated entities	3,020	926	1,285
Amortization of deferred loan costs	1,588	392	697
Changes in notes and accounts receivable	(2,387)	300	(64)
Additions to community development assets	(25,120)	(20,793)	(11,963)
Homebuilding-construction expenditures	(6,438)	(13,068)	(8,204)
Deferred income-joint venture	(370)	(122)	4,277
Changes in accounts payable, accrued liabilities	(920)	(680)	4,358
Net cash provided by (used in) operating activities	$9,317	$(3,148)	$8,656

Cash Flows from Investing Activities
Investment in office building and apartment construction	(19,972)	(3,739)	(5,660)
Change in investments - unconsolidated entities	61	1,819	2,257
Cash from newly consolidated properties	4,723	-	-
Change in restricted cash	136	(936)	(1,435)
Additions to rental operating properties, net	(21,507)	(5,687)	(23,777)
Other assets	(2,602)	(722)	(146)
Net cash used in investing activities	$(39,161)	$(9,265)	$(28,761)

Cash Flows from Financing Activities
Cash proceeds from debt financing	121,694	38,494	53,149
Payment of debt	(81,958)	(20,481)	(29,845)
County Bonds proceeds, net of undisbursed funds	3,645	2,388	2,246
Payments of distributions to minority interests	(2,973)	(922)	(1,230)
Dividends paid to shareholders	(4,261)	(2,048)	(1,793)
Net cash provided by financing activities	$36,147	$17,431	$22,527
Net Increase in Cash and Cash Equivalents	6,303	5,018	2,422
Cash and Cash Equivalents, Beginning of Year	21,156	16,138	13,716
Cash and Cash Equivalents, End of Year	$27,459	$21,156	$16,138
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

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
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders.  An IRS regulation eliminating the pass through of these tax credits to ACPT’s shareholders has been proposed and is expected to become effective in 2007. ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, distributions from IGP Group and dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

ARPT
ARPT holds an ownership interest in 21 multifamily rental properties ("U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC
ARMC performs property management services in the United States for the U.S. Apartment Properties and for other rental apartments not owned by ACPT.

ALD
ALD owns and operates the assets of ACPT's United States community development. These include the following:
1.	A 100% interest in St. Charles Community LLC ("SCC LLC") which holds approximately 4,000 acres of land in St. Charles, Maryland.
2.
The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with land in Parque Escorial, Puerto Rico held by Land Development Associates, S.E. ("LDA") and designated for development as saleable property.

3.	Through SCC LLC, a 50% interest in a land development joint venture, St. Charles Active Adult Community, LLC ("AAC").

IGP Group
IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partnership interest and 1% general partner interest in IGP excluding the Class B IGP interest transferred to ALD. IGP's assets and operations include:
1.	A 100% partnership interest in LDA, a Puerto Rico special partnership, which holds 120 acres of land in the planned community of Parque Escorial and 490 acres of land in Canovanas;
2.	General partner interests in 9 Puerto Rico apartment partnerships, and a limited partner interest in 1 of the 9 partnerships, these 9 partnerships own 12 multifamily rental properties;
3.	A limited partnership interest in ELI, S.E. ("ELI"), that shares 45.26% of the future cash flow generated from a 30 year lease to the State Insurance Fund of the Government of Puerto Rico;
4.	An indirect 100% ownership interest, through LDA and IGP, in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units;
5.	A 100% ownership interest in Escorial Office Building I, Inc. (“EOBI”) a Puerto Rico Corporation that holds the operations of a three-story, 56,000 square feet office building; and
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
The Company consolidates entities which are not variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003) (“FIN 46 (R)”) in which it owns, directly or indirectly, a majority voting interest in the entity. In addition, beginning January 1, 2006, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights in accordance with Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," (“EITF 04-05”). The assets of consolidated real estate partnerships not 100% owned by the Company are generally not available to pay creditors of the Company.
As of December 31, 2006, the consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc. and IGP Group Corp. In addition, the consolidated group includes American Housing Management Company, American Housing Properties L.P., St. Charles Community, LLC, Interstate General Properties Limited Partnership, S.E., Land Development Associates S.E., LDA Group LLC, Torres del Escorial, Inc., Escorial Office Building I, Inc., Interstate Commercial Properties, Inc., Bannister Associates Limited Partnership, Coachman's LLC, Crossland Associates Limited Partnership, Fox Chase Apartments, LLC, Headen House Associates Limited Partnership, Lancaster Apartments Limited Partnership, Milford Station I, LLC, Milford Station II, LLC, New Forest Apartments, LLC, Nottingham South, LLC, Owings Chase, LLC, Palmer Apartments Associates Limited Partnership, Prescott Square, LLC, Sheffield Greens Apartments, LLC, Village Lake LLC, Wakefield Terrace Associates Limited Partnership, Wakefield Third Age Associates Limited Partnership, Alturas del Senorial Associates Limited Partnership, Bayamon Garden Associates Limited Partnership, Carolina Associates Limited Partnership S.E., Colinas de San Juan Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, San Anton Associates S.E., Turabo Limited Dividend Partnership and Valle del Sol Associates Limited Partnership.
The Company's investments in entities that it does not control are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Implementation of EITF 04-05
As of January 1, 2006, we consolidated 11 partnerships which were previously unconsolidated as a result of the application of EITF 04-05. Those partnerships own, or control other entities that own, 14 multifamily rental properties. Our interests in the profits and losses of these partnerships range from 1 to 50 percent.

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

The Company recorded an overall reduction to retained earnings of $19.1 million in a manner similar to a cumulative effect of a change in accounting principle. The retained earnings impact is net of a deferred tax asset recorded of $9.8 million related to temporary differences arising from the capital deficits absorbed by the Company as a result of consolidating the partnerships.

The impact to our consolidated statements of income for the year ended December 31, 2006 is summarized as follows (in thousands):
	Balance prior		For the year
	to the		Ended
	Implementation	Increase	December 31,
	of EITF 04-05	(Decrease)	2006
Rental property revenues	$26,359	$27,670	$54,029
Management and other fees	3,961	(2,733)	1,228
Reimbursement of expenses related to managed entities	6,238	(4,137)	2,101
Total revenues	77,363	20,800	98,163

Rental property operating expenses	13,215	13,798	27,013
Depreciation and amortization	4,624	3,778	8,402
Expenses reimbursed from managed entities	6,238	(4,137)	2,101
Total expenses	59,729	13,439	73,168

Operating income	17,634	7,361	24,995

Equity in earnings from unconsolidated entities	1,022	(340)	682
Interest expense	(9,258)	(7,587)	(16,845)
Minority interest in consolidated entities	(541)	(2,479)	(3,020)

Income before provision for income taxes	10,530	(3,045)	7,485
Provision (benefit) for income taxes	3,773	(879)	2,894

Net income	6,757	(2,166)	4,591

Earnings per share basic and diluted	$1.30	$(0.42)	$0.88

In prior periods, we used the equity method of accounting to account for our investments in the additional 11 partnerships that we consolidated in 2006 in accordance with EITF 04-05. Under the equity method of accounting, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of the partnership income or loss that is recognized using the equity method of accounting. However, when consolidated real estate partnerships make cash distributions or allocate losses to partners in excess of the minority partners’ basis in the property, generally accepted accounting principles require that the consolidating partner record a charge equal to the amount of such excess distribution. Certain of the partnerships that we consolidated in accordance with EITF 04-05 had deficits in equity that resulted from losses and distributions made to the partners in excess of basis during prior periods when we accounted for our investment using the equity method of accounting. Had we consolidated these entities in prior periods, we would have been required to recognize the non-controlling partners’ share of those losses and distributions in excess of basis.

Summary of Significant Accounting Policies

Sales, Profit Recognition and Cost Capitalization
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement. Under the provisions of SFAS 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Accordingly we recognize revenues and costs upon settlement with the homebuyer which doesn’t occur until after we receive use and occupancy permits for the building.
In accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold. The cost of sales is determined by the percentage of completion method. The Company considers interest expense on all debt available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied. Any excess interest is reflected as interest expense.

Revenue Recognition for Rental Properties
Rental income related to leases is recognized on an accrual basis when due from residents and applicable government agencies in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and SFAS No. 13, "Accounting for Leases." In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. Leases entered into between a resident and a partnership for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis or monthly basis for shorter term leases.

Allowance for Doubtful Accounts
We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables. The allowance for uncollectible receivables was $1,018,000 and $1,337,000 at December 31, 2006 and 2005, respectively.

Management Fees
The Company recognizes revenue from property management, development and other services in the period in which services are rendered and fees earned.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the years ended December 31, 2006, 2005 and 2004.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell. There have been no impairment charges for the years ended December 31, 2006, 2005 and 2004.

Cost Reimbursements
The apartment properties reimburse the Company for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” the cost and reimbursement of these costs are not included in general, administrative, selling and marketing expenses, but rather they are reflected as separate line items on the consolidated income statement.

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

  Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
  Furniture, fixtures and equpiment are depreciated over five to seven years using the straight-line method,
  Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
  Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005

Building	$240,264	$102,140
Building improvements	8,022	4,525
Equipment	12,569	6,260
	260,855	112,925
Less: Accumulated depreciation	142,458	46,412
	118,397	66,513
Land	23,649	10,065
Operating properties, net	$142,046	$76,578

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,157,000 and $1,182,000, net of accumulated depreciation of $2,101,000 and $1,769,000 respectively, as of December 31, 2006 and December 31, 2005 respectively.

Depreciation
Total depreciation expense was $8,402,000, $4,042,000 and $3,328,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Acquired Real Estate Properties
On April 28, 2006, the Company acquired two multifamily rental properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000. On May 23, 2005, the Company, through its subsidiary AHP, completed the acquisition of Nottingham South Apartments (Nottingham), a multifamily rental property in Baltimore, Maryland containing 85 units for approximately $3,000,000. The acquisitions were financed through a combination of cash and non-recourse debt financing. All of the acquired properties are operating as market rate properties.
We allocated the purchase price of acquired properties to the related physical assets (land and building) and in-place leases based on the fair values of each component, in accordance with SFAS No. 141, "Business Combinations." The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready, the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 40 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $104,000 for the 2005 acquisition and $199,000 for the 2006 acquisition, which are included in other operating assets in the accompanying balance sheet, over the remaining term of the related leases, which term is no longer than one year. As of December 31, 2006, the intangible assets relating to the in-place leases for Nottingham were fully amortized.

Investment in Unconsolidated Apartment Partnerships
Pursuant to the respective partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or encumbering their general partner interest or selling the partnership assets without majority limited partner approval. The Company accounts for its investments in unconsolidated apartment partnerships under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the Consolidated Balance Sheets and the Company’s share of net income from the partnership is included on the Consolidated Statements of Income.
    ACPT's investments consist of nominal capital contributions, working capital loans and ACPT's share of unconsolidated partnership income reduced by ACPT’s share of distributions and losses. The working capital loans receive priority distributions from the cash flow generated from the operations of the partnerships.

Minority Interest in Consolidated Entities
We reflect unaffiliated partners' interests in consolidated real estate partnerships as an accrued liability on our consolidated balance sheet. This accrued liability in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions or allocate losses to minority limited partners in excess of the minority limited partners' basis in the property, we generally absorb the excess losses and record a charge equal to the amount of such excess distribution. We report these charges and the minority partners’ share of income during the current period in the consolidated statements of income as minority interest in consolidated entities. Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners, net of our recapture of minority partner’s share of income, and any subsequent losses. For the years ended December 31, 2006, 2005 and 2004, we recorded in the consolidated financial statements charges for excess partnership losses and distributions to minority partners of approximately $2,211,000, $542,000 and $1,084,000, respectively.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.
Restricted cash and escrow deposits include funds held in restricted escrow accounts used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency. The account also includes tenant security deposits as well as deposits collected within our homebuilding operations as well as funds in an escrow account that are restricted for the repayment of the County bonds.
Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. For two of our Puerto Rico partnerships, the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable Financing Agency.

Income Taxes
The Company's complex tax structure involves foreign source income and multiple entities that file separate returns. Due to the complex nature of tax regulations affecting our entities, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.
ACPT was structured in a manner so as not to be subject to U.S. income taxes provided that its income constituted qualifying income for purposes of the Publicly Traded Partnership (“PTP”) provisions of the Internal Revenue Code. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore, commencing in 1999, ARPT has been taxed as an U.S. C corporation. Furthermore, ACPT, ALD and ARMC are subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share and Dividends
The Company follows the provisions of SFAS No. 128, “Earnings per Share.” The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily unvested restricted share grants as described in Note 8). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31
	2006	2005	2004

Net income	$4,591	$7,545	$2,831
Weighted average shares outstanding - basic and diluted	5,201	5,195	5,192
Earnings per share:
Basic and Diluted	$0.88	$1.45	$0.55

    The Company accrues for dividends when declared. During the year ended December 31, 2006, the Company declared and paid cash dividends of $0.73 per share on 5,197,954 common shares outstanding and $0.10 per share on 5,229,954 common shares outstanding. During the year ended December 31, 2005, the Company declared and paid cash dividends of $0.20 per share on 5,191,554 common shares outstanding and $0.20 per share on 5,197,954 common shares outstanding. During the year ended December 31, 2004, the Company declared and paid cash dividends of $0.35 per share on the 5,191,554 common shares outstanding.

Share Based Payments
Prior to 2006, we applied the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to our Share Appreciation Rights outstanding (see Note 8). SFAS 123 provided that liability based awards be accounted for using the intrinsic value. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) “Share Based Payment,” a revision of SFAS No. 123. Under the new guidance, liability instruments are measured at fair value as opposed to intrinsic value. In addition SFAS 123R requires that we measure the total compensation cost for equity based payments at the grant date fair value and amortize the expense over the related service period. We adopted the provisions of SFAS 123(R) using the modified prospective application method. The implementation of SFAS 123(R) did not have a material impact on our financial statements.

Comprehensive Income
ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Reclassification
Certain amounts from prior years have been reclassified to conform to our current year's presentation. Most notably the Company’s consolidated balance sheet as of December 31, 2005 was reclassified to conform to the revised presentation elected as of January 1, 2006. The revised presentation is more condensed than prior periods and categorizes assets and liabilities by type.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, which we refer to as GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes and disclosures. These estimates are prepared using management’s best judgement, after considering past and current events and economic conditions. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

SFAS 157
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact that SFAS 157 will have on our financial statements.

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

EITF Issue No. 06-08
    In November 2006, the Emerging Issues Task force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-08, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”). EITF 06-08 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF 06-08 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-08, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-08 may have, if any, on our financial statements.

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
The Company considers many factors in determining whether or not an investment should be recorded under the equity method, such as economic and ownership interests, authority to make decisions, and contractual and substantive participating rights of the partners. Income and losses are recognized in accordance with the terms of the partnership agreements and any guarantee obligations or commitments for financial support. The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting currently consists of general partnership interests in two limited partnerships which own apartment properties in the United States; a limited partnership interest in a limited partnership that owns a commercial property in Puerto Rico; and a 50% ownership interest in a joint venture formed as a limited liability company.

Apartment Partnerships
The unconsolidated apartment partnerships as of December 31, 2006 include two partnerships owning 110 rental units compared to 13 partnerships owning 3,463 rental units in 16 apartment complexes as of December 31, 2005. The two remaining unconsolidated complexes are owned by Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership.
We have determined that two of our unconsolidated apartment partnerships, Brookside Gardens and Lakeside Apartments, are variable interest entities under FIN 46(R), however, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds less than a 20% economic interest in Brookside and Lakeside. As a general partner, we have significant influence over operations of Brookside and Lakeside that is disproportionate to our economic ownership in these two partnerships. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $189,000 and $197,000 and for Lakeside of $172,000 and $169,000 as of December 31, 2006 and 2005, respectively. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed to the Company its share of the $3,000,000 note, $1,500,000. The Company will recognize income as it receives cash payments on the note which was repaid in full in January 2007. See Note 15 for more details. El Monte will distribute any remaining cash when it winds up its affairs.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. The Company manages the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan which was amended in June 2006 and again in December 2006. According to the terms of the loan, both the Company and Lennar provided development completion guarantees. The joint venture sold 61 lots to Lennar’s homebuilding division during 2006 compared to 25 lots delivered during 2005. As a result, the Company recognized $1,300,000 in deferred revenue, management fees and off-site fees and $419,000 of deferred costs for the year ended December 31, 2006 compared to $610,000 in deferred revenue, management fees and offsite fees and $176,000 of deferred costs for the year ended December 31, 2005

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method. The information is presented to segregate the apartment partnerships from the commercial partnerships as well as our 50% ownership interest in the land development joint venture, which are all accounted for as “investments in unconsolidated real estate entities” on the balance sheet.

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2006	$5,142	$27,726	$12,154	$45,022
December 31, 2005	77,830	28,464	11,947	118,241
Total Non-Recourse Debt
December 31, 2006	3,244	22,960	3,476	29,680
December 31, 2005	101,848	23,120	4,019	128,987
Total Other Liabilities
December 31, 2006	1,242	722	1,744	3,708
December 31, 2005	9,782	1,516	994	12,292
Total Equity/(Deficit)
December 31, 2006	656	4,044	6,934	11,634
December 31, 2005	(33,800)	3,828	6,934	(23,038)
Company's Investment, net (1)
December 31, 2006	-	4,763	1,828	6,591
December 31, 2005	(1,597)	4,824	1,828	5,055

Summary of Operations:
Total Revenue
Year Ended December 31, 2006	$790	$3,660	$5,840	$10,290
Year Ended December 31, 2005	27,729	3,658	2,711	34,098
Year Ended December 31, 2004	27,350	16,009	-	43,359
Net Income
Year Ended December 31, 2006	(113)	1,855	-	1,742
Year Ended December 31, 2005	1,384	1,812	-	3,196
Year Ended December 31, 2004	1,139	11,336	-	12,475
Company's recognition of equity in
Earnings
Year Ended December 31, 2006	(1)	683	-	682
Year Ended December 31, 2005	451	692	-	1,143
Year Ended December 31, 2004 (2)	925	1,751	-	2,676

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2006	$95	$1,857	$6,579	$8,531
Year Ended December 31, 2005	6,460	1,840	759	9,059
Year Ended December 31, 2004	5,561	11,976	-	17,537
Company's share of cash flows from
operating activities
Year Ended December 31, 2006	1	840	3,290	4,131
Year Ended December 31, 2005	2,131	833	379	3,343
Year Ended December 31, 2004	1,612	5,905	-	7,517
Operating cash distributions
Year Ended December 31, 2006	-	1,639	-	1,639
Year Ended December 31, 2005	2,968	1,600	-	4,568
Year Ended December 31, 2004	991	6,537	-	7,528
Company's share of operating
cash distributions
Year Ended December 31, 2006	-	743	-	743
Year Ended December 31, 2005	1,320	740	-	2,060
Year Ended December 31, 2004	344	3,255	-	3,599
Refinancing cash distributions
Year Ended December 31, 2006	-	-	-	-
Year Ended December 31, 2005	100	-	2,320	2,420
Year Ended December 31, 2004	2,526	-	-	2,526
Company's share of refinancing
cash distributions
Year Ended December 31, 2006	-	-	-	-
Year Ended December 31, 2005	1	-	1,160	1,161
Year Ended December 31, 2004	1,249	-	-	1,249

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)	Increase due to El Monte’s sale of primary assets

(4)	DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at December 31, 2006 and 2005 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	December 31,	December 31,
	From/To	From/To	2006	2005

Recourse Debt
Community Development (b), ( c), (d)	08-31-08/03-01-21	P+1%/8%	$24,694	$14,161
Homebuilding (e)	PAID	P	-	13,905
Investment Properties (f)	05-15-07/01-23-13	P+1.25%/6.98%	4,473	4,752
General obligations (g)	07-29-07/01-01-12	Non-interest
		bearing/8.10%	184	163
Total Recourse Debt			29,351	32,981

Non-Recourse Debt
Community Development (h)	11-23-07	Non-interest bearing	500	500
Investment Properties (i), (j), (k)	04-30-09/08-01-47	4.95%/10%	270,220	119,365
Total Non-Recourse Debt			270,720	119,865
Total debt			$300,071	$152,846
(a)    "P" = Prime lending interest rate.  (The prime rate at December 31, 2006 was 8.25%)
(b)    As of December 31, 2006, $22,094,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.
(c)       On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured     by a first lien deed  of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of December 31, 2006, the Company was in compliance with these financial covenants, however no amounts were outstanding on the Revolver.
(d)     On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.37% at December 31, 2006) and matures on August 31, 2008.  The outstanding balance of this facility on December 31, 2006, was $2,600,000.
(e)      This debt was related to the homebuilding operations and was composed of a $26,000,000 revolving construction loan with a maximum outstanding balance limited to $18,000,000 for Torres Del Escorial.  This loan was repaid in full by December 31, 2006.
(f)      As of December 31, 2006 and 2005, the outstanding recourse debt within the investment properties is comprised of a loan borrowed to finance the acquisition of our propertiesVillageLake and Coachman's in January 2003, as well as a two-year, $3,000,000 recourse note that the Company obtained in June 2005.  The loan carries a fixed interest rate of 6.98% and requires the Company to pay monthly principal and interest payments until its maturity on May 15, 2007 and is collateralized by the Company's cash receipts from the two apartment properties acquired in 2004 and two parcels of land in St. Charles acquired in the second quarter of 2005.  Both of these loans were repaid in full in January 2007.
(g)      The general recourse debt outstanding as of December 31, 2006 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations as well as vehicle notes.

(h)     In the fourth quarter 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000.  The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007.  The Company plans to annex the land into the St. Charles master plan community.
(i)        The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and an $8,578,000 mortgage on the office building in Parque Escorial.  As of December 31, 2006, approximately $82,636,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens).  As of December 31, 2006, the balance of the construction loan was $22,351,000.  The construction loan will convert to a 40 year non-recourse permanent mortgage not later than September of 2007.
(j)         On April 5, 2006, the non-recourse mortgage for one of our consolidated apartment properties in Puerto Rico, Colinas de San Juan Associates L.P., was refinanced with a 6.59%, non-recourse mortgage loan of $9,680,000.  On October 2, 2006, the non-recourse mortgage of Fox Chase Apartments, LLC (“Fox Chase”), a majority-owned subsidiary of the Company, was refinanced with a 6.06%, non-recourse loan of $13,000,000.  On November 1, 2006, the non-recourse mortgage of New Forest Apartments, LLC (“New Forest”), a majority-owned subsidiary of the Company, was refinanced with a 6.075% non-recourse loan of $23,000,000.  On December 20, 2006, the non-recourse mortgage of one of our consolidated apartment properties in Puerto Rico, Carolina Associates LP S.E. (“Carolina”), was refinanced with a 5.95% non-recourse mortgage loan of $28,140,000.   Each loan is a ten-year loan, amortized over 30 years requiring principal and interest payments through maturity and a balloon payment at the maturity date.  The proceeds from these refinancings were used for capital improvements at the property sites and distributions to the general and limited partners.
(k)        On April 28, 2006, the Company, through its subsidiary AHP, acquired two apartment properties which were financed through a combination of $11,836,000 of non-recourse notes and borrowings of $3,755,000 from the Revolver.

   The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of December 31, 2006, the Company is in compliance with the provisions of its loan agreements.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2006 and 2005 on its variable rate debt was 7.23% and 5.995%, respectively.

The stated maturities of ACPT's indebtedness at December 31, 2006 are as follows (in thousands):

2007	$9,726
2008	7,703
2009	12,006
2010	5,524
2011	5,850
Thereafter	259,262
$300,071

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	December 31,
	2006	2005	2004

Expensed	$16,845	$5,363	$5,667
Capitalized	2,729	2,315	1,304
	$19,574	$7,678	$6,971

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.6%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements with the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these bonds.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed increase the baseline assumption from 200 to 300 school allocations per year commencing with the issuance of these bonds and continuing until such bonds are repaid in full.
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County. The agreement covers the period from July 1, 2005 through the last draw made by the Company.

 As of December 31, 2006, ACPT is guarantor of $28,006,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreement and Arrangement
ACPT entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company will pay Mr. Wilson $200,000 through October 2008.

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary’s loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT’s consolidated financial statements. As of December 31, 2006, ACPT has guaranteed $26,567,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $2,600,000 of its subsidiaries’ outstanding debt. In addition, Charles Community LLC guaranteed $4,473,000 of outstanding debt owed by AHP. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to fifteen years. We do not expect the guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

Loiza Valley
On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s Insurance Companies and LDA. The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish. The damages claimed exceed $11,000,000. The physical damage to the property is estimated at less than $1,000,000. The lease agreement contains an indemnification clause in favor of LDA. The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company. In the status hearing held on August 10, 2005, the court initially scheduled the beginning of the trial for November 2006, however the trial has been delayed until May 2007.

Jalexis, Inc
In late November 2006, several subsidiaries of the Company (LDA, IGP and IGP Group) were named in a lawsuit filed by Jalexis, Inc. (“Jalexis”). The lawsuit claims damages for more than $15 million allegedly suffered due to faulty subsoil conditions in a piece of land within the master plan of Parque Escorial (“Lot I-13W”). Settlement of Lot I-13W occurred on April 29, 2005 under an option agreement dated April 19, 2004. Jalexis purchased Lot I-13W from LDA for approximately $7.5 million, which represented 12% of our total consolidated revenues for 2005. In the purchase agreement, LDA did not make any representations or warranties with regard to the soil and subsoil conditions as Lot I-13W was sold to Jalexis “as is” and “where is”. The Company believes that it has a strong defense in this case; however, our insurance carrier denies any obligation to assume responsibility for the defense. The Company believes that this lawsuit should be covered by our insurance policy and therefore, we are readdressing this issue to the insurance company.

Due to the inherent uncertainties of the judicial process, we are unable to either predict the outcome of or estimate a range of potential loss associated with these matters. While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we would prevail. If these matters are not resolved in our favor, we believe we are insured for potential losses. Any amounts that exceed our insurance coverage could have a material adverse effect on our financial condition and results of operations.

    The Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits. The Company carries liability insurance against these types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to these ordinary course claims, and intends to continue to defend itself vigorously in these matters.

In the normal course of business, ACPT is involved in various pending or unasserted claims. In the opinion of management, these are not expected to have a material impact on the financial condition or future operations of ACPT.

(6)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2010. ACPT is also obligated under several non-cancelable operating leases for office space and equipment. Capital leases of $147,000, exclusive of $25,000 of interest, are reported with general recourse debt in the Debt Note (see Note 4). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2006 (in thousands):

Operating
Obligations

2007	$369
2008	340
2009	336
2010	240
2011	40
Thereafter	-
Total minimum lease payments	$1,325

Rental expense under non-cancelable operating leases was $271,000 in 2006, $441,000 in 2005 and $472,000 in 2004 and is included in general, administrative, selling and marketing expenses and rental properties operating expenses in the accompanying consolidated statements of income.

ACPT leases office space to tenants under certain non-cancelable operating leases expiring through 2015. The following is a schedule of the future minimum payments to be received as of December 31, 2006 (in thousands):

Lease
Income

2007	$756
2008	773
2009	786
2010	735
2011	466
Thereafter	1,604
Total minimum lease payments	$5,120

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Years Ended December 31,
		2006	2005	2004

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$42	$1,915	$2,294
Affiliates of J. Michael Wilson, CEO and Chairman		334	619	706
		$376	$2,534	$3,000

Rental Property Revenues (B)		$20	$-	$-

Interest and Other Income
Unconsolidated real estate entities with third party partners		$8	$8	$33

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$19	$154	$392
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A )	5	(18)	138
Affiliates of J. Michael Wilson, CEO and Chairman		-	-	(28)
IGC		-	(3)	3
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's compensation		470	440	380
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman	(C2)	(65)	(21)	(21)
James J. Wilson, IGC Chairman and Director	(C3)	200	200	200
Thomas J. Shafer, Trustee	(C4)	60	42	42
		$689	$794	$1,106

BALANCE SHEET:
	Balance December 31,	Balance December 31,
	2006	2005

Assets Related to Rental Properties
Receivables - All unsecured and due on demand
Unconsolidated real estate entities with third party partners, net of reserves	$-	$506

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman	$128	$108

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
On September 21, 2004, ARMC exercised its rights under Section 7.3 of the Management Agreement with Capital Park Apartments Limited Partnership to terminate the agreement due to defaults by the Owner of the apartment partnership. The termination was effective October 11, 2004. Management fees generated by this property represented less than 1% of the Company’s total revenue.
In prior years, we managed two commercial properties in Puerto Rico owned by the Wilson Family. The Wilson Family properties were sold to third parties in two separate transactions, one in December 2004 and the other in April 2005. Management fees generated by these properties represented less than 1% of the Company's total revenue.
Effective April 30, 2006, ARMC’s management agreement with Chastleton Associates LP terminated when the apartment property was sold to a third party. The property was previously owned by an affiliate. Management fees generated by this property accounted for less than 1% of the Company’s total revenue. The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006.
At the end of February 2007, one of the properties owned by affiliates of J. Michael Wilson was sold to a third party. We do not anticipate continuing to manage this property subsequent to its sale.  See Note 15 for more details.

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

(2)	Represents shared office expense reimbursements.
(3)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IGC.
(4)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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
In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000 to the Company, in January 2005. The note bears interest at a rate of prime plus 2% and matures on December 3, 2009. The principal and accrued interest due under the note were paid in full in January 2007. See Note 15 for more details. El Monte will distribute any remaining cash when it winds up its affairs.

(8)	SHARE GRANTS AND APPRECIATION RIGHTS

ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustee share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.
Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees (the "Compensation Committee") may grant to key employees the following types of share-based incentive compensation awards ("Awards") (i) options to purchase a specified number of shares ("Options"), (ii) forfeitable shares that vest upon the occurrence of certain vesting criteria ("Restricted Shares"), or (iii) Share Appreciation Rights ("Rights") that entitle the holder to receive upon exercise an amount payable in cash, shares or other property (or any combination of the foregoing) equal to the difference between the market value of shares and a base price fixed on the date of grant. A total of 208,000 registered shares have been reserved for issuance under the Share Incentive Plan.
The Share Incentive Plan authorizes the Compensation Committee to determine the exercise price and manner of payment for Options and the base price for Rights. The Compensation Committee is also authorized to determine the duration and vesting criteria for Awards, including whether vesting will be accelerated upon a change in control of ACPT. The rights of key employees under Awards are not transferable other than to immediate family members or by will or the laws of interstate succession.
The Trustee Share Plan authorizes the Board of Trustees, in its discretion, to grant to eligible Trustees awards of the same types and terms of Awards as provided under the Share Incentive Plan. Only Trustees who are not employees of ACPT or any affiliated company are eligible to receive Awards under the Trustee Share Plan. A total of 52,000 registered shares have been reserved for issuance under the Trustee Share Plan.

Trustee Share Grants
On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the Trustee Share Plan.  The shares vest annually at a rate of 1,600 per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date.  In accordance with SFAS 123(R), the Company measured compensation cost as $643,000, which represents the grant date fair value. The Company will recognize compensation expense over the vesting period and accordingly, recognized $172,000 for the year ended December 31, 2006.
On June 29, 2005, 1,600 shares were issued to each of the four non-employee Trustees under the Trustee Share Plan. These shares were granted free of any restrictions. At that time, the Company recognized $102,000 of compensation expense.

Share Appreciation Rights
In April 2001, 140,000 Rights were granted to employees. These Rights bear a $4 base price, and vested in equal increments over a five-year period commencing April 2002. As of December 31, 2006, there are 32,400 outstanding Rights which are all exercisable and expire on April 30, 2011. During 2006, 2005 and 2004, the Company recognized $72,000, $951,000, and $640,000, of compensation expense in connection with the outstanding Rights, respectively.

(9)	RETIREMENT AND PROFIT SHARING PLANS

ACPT’s Retirement Plan (the "Retirement Plan") is a defined contribution plan which provides for contributions to be made by ACPT. The Retirement Plan covers employees of American Rental Management Company and Interstate General Properties Ltd. Partnership SE and is qualified under both the United States Internal Revenue Code and the Puerto Rico Internal Revenue Code. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours and shall become a participant on either January 1st or July 1st following the date of hire. ACPT contributes to the accounts of eligible employees in amounts equal to 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $220,000) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $560,000, $532,000, and $503,000 in 2006, 2005, and 2004 respectively.

(10)	INCOME TAXES
ARMC, ALD and ARPT are subject to federal and state income tax. ACPT is subject to Puerto Rico income tax on its Puerto Rico source income. During the 4th quarter of 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the PTP provisions of the Internal Revenue Code and could have affected ACPT's tax status as a PTP. Accordingly, the Company restated its prior period financial statements to accrue for this contingency because we believed a liability related to this issue was both probable and reasonably estimated. The Company decreased net income $474,000 and $416,000 for the years ended December 31, 2004 and 2003, respectively, and decreased retained earnings as of December 31, 2002 by $3,479,000 for the period 1998 through the end of 2002 for this matter. As announced on March 10, 2006, the Company entered into a closing agreement with the IRS allowing ACPT to retain its PTP status. The closing agreement requires ACPT to allocate $4,955,000 of income from the periods 1998 through 2004 to its shareholders of record on March 29, 2006. Under the terms of ACPT’s governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders. Accordingly, the Board of Trustees declared a distribution to the shareholders of approximately $2,230,000 representing 45% of the allocated income. In addition, the Company was required to pay an assessment to the IRS of $975,000 related to the delay in reporting the income to the IRS. This payment has been reflected as income tax expense and was made by the Company in March 2006. As of December 31, 2005, we have accounted for this matter according to the terms of the closing agreement, and accordingly, have adjusted the accrual for income taxes that had been previously recorded in the event ACPT was not able to retain its PTP status. The reversal of this accrual and the resolution of other tax matters resulted in a net benefit to income taxes of $2,421,000 for the year ended December 31, 2005. In addition to the impact on income taxes, the resolution of these matters also resulted in the reversal of $982,000 in previously accrued interest related to delayed payment of corporate taxes should we have been taxed as a corporation, which is no longer necessary.
The reconciliation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The 2006 permanent differences reflect special tax exempt income, the 2005 permanent differences reflect the IRS assessment and the 2004 permanent differences reflect special tax exempt income and the utilization of previously reserved net operating losses.

The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):

	December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$2,620	35%	$2,399	35%	$1,516	35%
State income taxes, net of
federal tax benefit	271	4%	142	2%	58	1%
Income tax matters adjustment	-	-%	(2,421)	(35)%	-	-%
Income only subject to foreign tax	(41)	(1)%	(290)	(4)%	(182)	(4)%
Permanent differences	(189)	(2)%	(382)	(6)%	(106)	(2)%
Other	233	3%	(138)	(2)%	214	5%
Income tax provision (benefit)	$2,894	39%	$(690)	(10)%	$1,500	35%

The provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
United States	$3,040	$836	$1,875
Puerto Rico	2,560	2,722	1,503
	5,600	3,558	3,378

Deferred:
United States	(558)	(2,401)	(2,149)
Puerto Rico	(2,148)	(1,847)	271
	(2,706)	(4,248)	(1,878)
Provision (Benefit) for Income Taxes	$2894	$(690)	$1,500

As a result of the implementation of EITF 04-05, a cumulative effect adjustment for certain deferred items was recorded as a benefit to retained earnings on January 1, 2006. The total adjustment was $9,841,000, made up of $5,386,000 and $4,455,000 for the United States and Puerto Rico, respectively.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.
The components of deferred income tax (asset) liability include the following:

	At December 31,
	2006	2005
	(In thousands)

Deferred income related to long-term receivables from partnerships operating in Puerto Rico	$282	$282
Receivables from partnerships operating in United States	1,170	1,170
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(6,618)	(761)
Tax benefit on equity in earnings of partnerships operating in United States	(9,287)	(3,432)
Tax on deferred income	(956)	(633)
Tax on land development costs capitalized for book purposes but
deducted currently for tax purposes	366	1,425
Tax on differences in basis related to joint venture in United States	(557)	(579)
Tax on differences in basis related to land in United States	(2,563)	(2,597)
Tax on differences in basis related to land in Puerto Rico	(157)	(402)
Tax on basis difference for Puerto Rico commercial venture	913	1,085
Allowance for doubtful accounts	(155)	(382)
Accrued expenses	(277)	(368)
Net operating loss carryforwards	-	(466)
Alternative minimum tax credits	(113)	-
Other	(205)	48
	$(18,157)	$(5,610)

At December 31, 2006, the Company did not have any net operating loss carryforwards.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. As of December 31, 2006 and 2005, the book value of long-term fixed rate debt was $288,306,000 and $136,102,000, respectively, and the fair value of total debt was $299,623,000 and $137,456,000, respectively, which was determined by discounting future cash flows using borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $18,204,000 for the year ended December 31, 2006 which represents 34% of the U.S. segment's revenue and 19% of our total year-to-date consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2006.
In 2005, within our U.S. segment, residential land sales to Lennar, amounted to $12,203,000, which represents 32% of the U.S. segment’s revenue and 20% of our total consolidated revenue for the year. In our Puerto Rico segment, we sold commercial acres in our office park to Jalexis, Inc. for $7,448,000 which represents 31% of the Puerto Rico segment’s revenue and 12% of our total consolidated revenue for the year (See Note 5). No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2005.
In 2004 residential land sales to Lennar amounted to $6,798,000, which represented 22% of the U.S. segment’s revenue and 14% of our consolidated revenue. No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2004.

The following presents the financial information for each reportable segment for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	United States	Puerto Rico	Segment	Total

2006:
Land sales revenue	$20,967	$-	$-	$20,967
Cost of land sales	11,607	-	-	11,607
Home sales revenue	-	19,838	-	19,838
Cost of home sales	-	14,833	-	14,833
Rental property revenues	32,505	21,524	-	54,029
Rental property operating expenses	16,072	10,963	(22)	27,013
Management and other fees	663	592	(27)	1,228
General, administrative, selling and marketing expense	6,370	2,847	(5)	9,212
Depreciation and amortization	4,787	3,615	-	8,402
Operating income	15,299	9,696	-	24,995
Interest income	968	137	(64)	1,041
Equity in earnings from unconsolidated entities	(1)	683	-	682
Interest expense	9,852	7,057	(64)	16,845
Minority interest in consolidated entities	616	2,404	-	3,020
Income before provision for income taxes	6,170	1,315	-	7,485
Income tax provision	2,530	364	-	2,894
Net income	3,640	951	-	4,591
Gross profit on land sales	9,360	-	-	9,360
Gross profit on home sales	-	5,005	-	5,005
Total assets	241,847	107,115	(2,263)	346,699
Additions to long lived assets	38,324	1,530	-	39,854

	United	Puerto	Inter-
	States	Rico	Segment	Total
2005:
Land sales revenue	$12,403	$10,397	$-	$22,800
Cost of land sales	6,873	7,520	(160)	14,233
Home sales revenue	-	7,424	-	7,424
Cost of home sales	-	6,122		6,122
Rental property revenues	22,508	58	-	22,566
Rental property operating expenses	10,129	661	-	10,790
Management and other fees	1,114	2,128	(5)	3,237
General, administrative, selling and marketing expense	6,907	2,832	(5)	9,734
Depreciation and amortization	3,829	213	-	4,042
Operating income	8,287	2,659	160	11,106
Interest income	145	722	(669)	198
Equity in earnings from unconsolidated entities	135	1,008	-	1,143
Interest expense	6,797	(836)	(598)	5,363
Minority interest in consolidated entities	926	-	-	926
Income before provision/(benefit) for income taxes	844	5,922	89	6,855
Income tax provision/(benefit)	456	(1,181)	35	(690)
Net income	290	7,201	54	7,545
Gross profit on land sale	5,530	2,877	160	8,567
Gross profit on home sales	-	1,302	-	1,302
Total assets	159,889	67,511	(10,315)	217,085
Additions to long lived assets	6,944	1,787	-	8,731
2004:
Land sales revenue	$6,999	$2,676	$-	$9,675
Cost of land sales	4,404	1,979	-	6,383
Home sales revenue	-	9,861	-	9,861
Cost of home sales	-	7,474	-	7,474
Rental property revenues	19,007	-	-	19,007
Rental property operating expenses	8,087	442	-	8,529
Management and other fees	1,500	2,106	(15)	3,591
General, administrative, selling and marketing expense	5,235	3,121	(15)	8,341
Depreciation and amortization	3,212	116	-	3,328
Operating income	6,568	1,511	-	8,079
Interest income	199	672	(645)	226
Equity in earnings from unconsolidated entities	(291)	2,967	-	2,676
Interest expense	5,916	248	(497)	5,667
Minority interest in consolidated entities	1,285	-	-	1,285
(Loss)Income before (benefit)/provision for income taxes	(680)	5,130	(119)	4,331
Income tax (benefit)/provision	(274)	1,774	-	1,500
Net (loss) income	(406)	3,356	(119)	2,831
Gross profit on land sale	2,595	697	-	3,292
Gross profit on home sales	-	2,387	-	2,387
Total assets	129,361	70,537	(15,871)	184,027
Additions to long lived assets	22,388	5,421	-	27,809

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid, debt assumed and land transferred were as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Interest paid	$17,535	$7,926	$5,369
Income taxes paid	$8,157	$2,912	$3,385
Assumption of non-recourse debt	$-	$500	$-
Transfer of land to joint venture	$-	$-	$5,625

(14)	QUARTERLY FINANCIAL DATA (Unaudited)

ACPT’s quarterly results are summarized as follows:

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per share amounts)

Revenues	$21,622	$24,070	$24,421	$28,050	$98,163
Operating income	5,187	5,790	6,343	7,675	24,995
Net income	501	457	2,044	1,589	4,591
Earnings per share
Basic and Diluted	0.10	0.09	0.39	0.30	0.88
Common shares trading range (a):
High	23.25	22.25	20.20	20.24	23.25
Low	19.48	20.00	19.40	17.49	17.49

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per share amounts)

Revenues	$11,393	$17,080	$12,136	$21,704	$62,313
Operating income	1,357	3,249	2,191	4,309	11,106
Net income (b)	40	1,476	389	5,640	7,545
Earnings per share
Basic and Diluted	0.01	0.28	0.07	1.09	1.45
Common shares trading range (a):
High	14.07	19.94	25.90	26.35	26.35
Low	12.11	13.30	18.60	16.50	12.11

(a)  Trading ranges are based on the American Stock Exchange.
(b)  Net income for the year and quarter ended December 31, 2005 included a net benefit of $3,394,000 and $3,839,000, respectively, related to the reversal of accruals no longer necessary as a result of the closing agreement reached with the IRS.

(15)	SUBSEQUENT EVENTS

El Monte note repayment
On January 24, 2007, the Company received $1,700,000 as payment in full of the principal balance and all accrued interest related to the El Monte note receivable. As previously noted, the Company deferred revenue recognition on this note until the cash was received.

Multifamily Rental Property Mortgage Refinancings
On January 30, 2007, the non-recourse mortgage for one of our consolidated multifamily rental properties in the U.S., Coachmans Apartments, LLC, was refinanced with a non-recourse mortgage loan of $11,000,000. The proceeds from the refinancing will be used for capital improvements at the property site and distributions to the partners.
On February 1, 2007, the non-recourse mortgage for one of our consolidated multifamily rental properties in the U.S., Village Lake Apartments, LLC, was refinanced with a non-recourse mortgage loan of $9,300,000. The proceeds from the refinancing will be used for capital improvements at the property site and distributions to the partners.

Debt Extinguishment
In January of 2007, the Company repaid two outstanding recourse debt obligations totaling $4,473,000 as of December 31, 2006. These obligations were repaid in conjunction with distributions received from the mortgage refinancings noted above.

Cash Dividend
On February 28, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on March 28, 2007 to shareholders of record on March 14, 2007.

Termination of Management Contract
Effective February 28, 2007, ARMC's management agreement with G.L. Limited Partnerships was terminated upon the sale of the apartment property to a third party. Management fees generated by this property represent less than 1% of the Company's total revenue.

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

U.S. Partnerships
Bannister Apartments	$12,692	$410	$4,180	$5,229	$410	$9,409	$9,819	$5,723	11/30/1976	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	7,405	162	2,677	2,710	162	5,387	5,549	3,527	5/18/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	5,313	572	6,421	328	572	6,749	7,321	2,916	9/5/1989	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,146	350	2,697	274	350	2,971	3,321	2,187	1/13/1978	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	14,272	2,667	21,381	(3,456)	2,667	17,925	20,592	16,175	1/31/1982	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Fox Chase Apartments	12,987	745	7,014	801	745	7,815	8,560	3,651	3/31/1987	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen Apartments	6,994	205	4,765	3,425	205	8,190	8,395	5,643	10/30/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Huntington Apartments	9,326	350	8,513	1,215	350	9,728	10,078	5,922	10/7/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Lancaster Apartments	8,622	484	4,292	1,086	484	5,378	5,862	2,957	12/31/1985	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Milford Station I	10,491	2,658	9,878	513	2,659	10,391	13,050	186	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Milford Station II	1,345	455	1,350	31	455	1,381	1,836	25	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
New Forest Apartments	22,977	1,229	12,102	1,576	1,229	13,678	14,907	6,229	6/28/1988	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Nottingham South	2,560	359	2,586	68	359	2,654	3,013	106	5/23/2005	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Owings Chase	12,536	1,691	13,428	416	1,691	13,844	15,535	915	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Palmer Apartments	$6,838	$471	$4,788	$3,702	$471	$8,490	$8,961	$5,816	3/31/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Prescott Square	3,636	470	3,867	225	470	4,092	4,562	258	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Terrace Apartments	10,179	497	5,377	5,264	497	10,641	11,138	6,830	11/1/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Village Lake	6,402	824	6,858	271	824	7,129	7,953	2,391	10/1/1993	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Puerto Rico Partnerships
Alturas Del Senorial	3,551	345	4,185	515	345	4,700	5,045	3,274	11/17/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Bayamon Garden	9,419	1,153	12,050	975	1,153	13,025	14,178	8,542	7/6/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Colinas De San Juan	9,610	900	10,742	976	900	11,718	12,618	7,792	3/20/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR
De Diego	5,600	601	6,718	620	601	7,338	7,939	4,983	3/20/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Escorial Office	8,578	1,596	8,202	466	1,596	8,668	10,264	299	9/1/2005	Bldg-40 Yrs
Building I, Inc.									Constructed	Bldg Equip-5/7 Yrs
Puerto Rico
Jardines De Caparra	6,417	546	5,719	1,722	546	7,441	7,987	4,921	4/1/1980	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR
Monserrate I	7,386	543	10,436	1,750	543	12,186	12,729	8,322	5/1/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
Monserrate II	10,120	731	11,172	1,436	731	12,608	13,339	8,461	1/30/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
San Anton	4,218	313	3,525	1,659	313	5,184	5,497	3,727	12/10/1974	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Date Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Santa Juana	7,220	509	6,748	744	509	7,492	8,001	5,063	2/8/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	5,200	466	5,954	645	466	6,599	7,065	4,550	12/6/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,718	992	14,017	835	992	14,852	15,844	9,126	3/15/1983	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	1,111	354	2,508	684	354	3,192	3,546	1,941	12/30/1983	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR

Total Consolidated Properties	247,869	23,648	224,150	36,705	23,649	260,855	284,504	142,458

Unconsolidated Partnerships
Brookside Gardens Apartments	1,264	156	2,487	57	156	2,544	2,700	1,125	11/10/1994	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	1,983	440	3,649	35	440	3,684	4,124	945	7/1/1996	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Total Unconsolidated Properties	3,247	596	6,136	92	596	6,228	6,824	2,070
Total Properties	$251,116	$24,244	$230,286	$36,797	$24,245	$267,083	$291,328	$144,528
(1) Operating real estate shown on the Consolidated Balance Sheets includes real estate assets of $284,504 net of accumulated depreciation of $142,458.
THE AGGREGATE COST,NET OF DEPRECIATION AND AMORTIZATION, FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS $107,827

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006 AND 2005
(In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2004	$108,535	$147,373	$255,908
Additions for 2005:
Improvements	2,503	2,622	5,125
Acquisition (land and building)	2,945	-	2,945
New construction (land and building)	9,798	-	9,798
Deductions for 2005:
Dispositions	791	516	1,307
Real Estate at December 31, 2005	122,990	149,479	272,469
Additions for 2006:
Consolidation of previously unconsolidated partnerships	142,680	(142,680)	-
Improvements	5,915	39	5,954
Acquisition (land and building)	14,341	-	14,341
Deductions for 2006:
Dispositions	1,422	14	1,436
Real Estate at December 31, 2006	$284,504	$6,824	$291,328

Accumulated depreciation at December 31, 2004	$43,464	$86,839	$130,303
Additions for 2005:
Depreciation expense	3,739	4,955	8,694
Acquisition		-	-
Deductions for 2005:
Dispositions	791	516	1,307
Accumulated depreciation at December 31, 2005	46,412	91,278	137,690
Consolidation of previously unconsolidated partnerships	89,395	(89,395)	-
Additions for 2006:
Depreciation expense	8,073	201	8,274
Deductions for 2006:
Dispositions	1,422	14	1,436
Accumulated depreciation at December 31, 2006	$142,458	$2,070	$144,528

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
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
The Company determined the accounting errors referenced above indicated a material weakness in internal controls with respect to accounting for income taxes.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  The Company has implemented controls and procedures designed to remediate this material weakness. These controls and procedures include hiring a new Director of Tax who will help manage the tax compliance and tax accounting process, retaining international tax advisors to provide the Company with updates related to changes in international tax laws impacting the Company, providing in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and implementation of other additional control procedures related to accounting for income taxes. In order to remediate the material weakness, management must ensure that these new controls and procedures are operating effectively and fully address the risks giving rise to the material weakness. Management believes that once sufficient evidence of the operating effectiveness of these controls exists, the material weakness will be fully remediated.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
    Not applicable.

Changes in Internal Control Over Financial Reporting
    Except as discussed above, there have been no other changes during the Company's quarter ended December 31, 2006, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

ITEM 9B.	OTHER INFORMATION

None.

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

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4a of this report.
The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.
The information required by this Item with respect to the Company’s Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

Section 16(A) Beneficial Ownership Reporting Compliance
The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

Code of Ethics
We established a Code of Ethics for Principal Executive Officers and Senior Financial Officers, and a Code of Business Ethics for all Officers and Employees of the Company. Copies of the codes, and any waivers or amendments to such codes which are applicable to our executive officers, or senior financial officers can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

American Community Properties Trust
222 Smallwood Village Center
St. Charles, MD 20602
Attention: Director of Investor Relations
(301) 843-8600

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report on Form 10-K under Item 8 - Financial Statements and Supplementary Data:

               Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2006 and 2005

      2. Financial Statement Schedules

       The following financial statement schedules are contained herein:

   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2006
  3. Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit No.	Description of Exhibit	Reference

3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Amended and Restated Bylaws of the Company	Filed Herewith
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 25, 1998, between the Company and Edwin L. Kelly*	Exhibit 10.1 to Form S-11
10.2	Employment Agreement, dated November 10, 2003, between the Company and Paul A. Resnik*	Exhibit 10.3 to 2003 Form 10-K

10.3	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet*	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004
10.4	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson*	Exhibit 10.4 to Form S-11
10.5	Employment and Consulting Agreement for Carlos R. Rodriguez *	Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2006
10.6	Employees' Share Incentive Plan*	Exhibit 10.5 to Form S-11
10.7	Trustee's Share Incentive Plan*	Exhibit 10.6 to Form S-11
10.8	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998*	Exhibit 10.14 to 1998 Form 10-K
10.9	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002*	Exhibit 10.15 to 2001 Form 10-K
10.10	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated August 30, 2006*	Exhibit 10.1 to Form 8-K filed on August 31, 2006
10.11	Indemnification Agreement between American Community Properties Trust and Thomas S. Condit dated August 30, 2006*	Exhibit 10.2 to Form 8-K filed on August 31, 2006
10.12	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated August 30, 2006*	Exhibit 10.3 to Form 8-K filed on August 31, 2006
10.13	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated August 30, 2006 *	Exhibit 10.4 to Form 8-K filed on August 31, 2006
10.14
Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC
Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.15	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.16	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.17	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.18	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K

10.19	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.20	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.21	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.22	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K

10.23	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.24	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.25	Development Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10.41 to 2003 Form 10-K
10.26	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.47 to Form 10-K for fiscal year ended December 31, 2004
10.27	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.48 to Form 10-K for fiscal year ended December 31, 2004
10.28	Deed of Trust Note for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005
10.29	Deed of Trust for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2005
10.30	Security Agreement signed on August 11, 2005 between Sheffield Greens Apartment, LLC and GMAC Commercial Mortgage Bank	Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2005
10.31	Legal Description attached to the survey entitled “Plat of Survey, Sheffield Greens Apartments” dated August 10, 2005	Exhibit 10.4 to Form 10-Q for quarter ended September 30, 2005

10.32 10.33
Lease, dated as of September 1, 2006, by and between the Company and Caribe Waste Technologies, Inc.

Deed of Trust Note for New Forest Apartments, LLC payable to Wells Fargo Bank, N.A for principal sum of $23,000,000 dated November 1, 2006
Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2006 Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Letter to the Commission regarding Andersen	Exhibit 99.1 to 2001 Form 10-K
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.

(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 23, 2007	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 23, 2007	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 23, 2007	By: /s/ Matthew M. Martin
Martin M. Martin Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee, Principal Executive Officer	March 23, 2007
/s/ Edwin L. Kelly Edwin L. Kelly	President, Chief Operating Officer and Trustee	March 23, 2007
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 23, 2007
/s/ T. Michael Scott T. Michael Scott	Trustee	March 23, 2007
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 23, 2007
/s/ Thomas S. Condit Thomas S. Condit	Trustee	March 23, 2007