Form 10-Q
period 2007-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2007-05-15
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland 20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 7, 2007, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
MARCH 31, 2007

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenues
Rental property revenues	$14,410	$12,791
Community development-land sales	3,755	3,944
Homebuilding-home sales	3,088	4,025
Management and other fees, substantially all from related entities	263	290
Reimbursement of expenses related to managed entities	471	572
Total revenues	21,987	21,622

Expenses
Rental property operating expenses	7,356	6,188
Cost of land sales	2,916	2,236
Cost of home sales	2,286	3,034
General, administrative, selling and marketing	2,463	2,432
Depreciation and amortization	2,184	1,973
Expenses reimbursed from managed entities	471	572
Total expenses	17,676	16,435

Operating income	4,311	5,187

Other income (expense)
Interest and other income	552	129
Equity in earnings from unconsolidated entities	1,673	170
Interest expense	(4,617)	(3,501)
Minority interest in consolidated entities	(1,372)	(1,065)

Income before provision for income taxes	547	920
Provision for income taxes	523	419

Net income	$24	$501

Earnings per share
Basic and Diluted	$0.00	$0.10
Weighted average shares outstanding
Basic and Diluted	5,208	5,198
Cash dividends per share	$0.10	$0.53
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of March 31, 2007 (Unaudited)	As of December 31, 2006 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$166,821	$142,046
of $144,541 and $142,458, respectively
Land and development costs	71,368	67,993
Condominiums under construction	7,075	9,265
Rental projects under construction or development	311	24,143
Investments in real estate, net	245,575	243,447

Cash and cash equivalents	33,081	27,459
Restricted cash and escrow deposits	21,067	19,677
Investments in unconsolidated real estate entities	6,578	6,591
Receivable from bond proceeds	13,736	13,710
Accounts receivable	2,310	4,320
Deferred tax assets	28,324	18,157
Property and equipment, net of accumulated depreciation	1,135	1,157
Deferred charges and other assets, net of amortization of
$2,101 and $1,655 respectively	10,795	12,181
Total Assets	$362,601	$346,699

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$281,290	$270,720
Recourse debt	27,567	29,351
Accounts payable and accrued liabilities	22,230	24,191
Deferred income	3,606	3,591
Accrued current income tax liability	13,972	2,992
Total Liabilities	348,665	330,845

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value, 10,000,000 shares authorized, 5,229,954 shares issued and outstanding as of March 31, 2007 and December 31, 2006	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,270	17,238
Retained Deficit	(3,010)	(1,060)
Total Shareholders' Equity	13,936	15,854

Total Liabilities and Shareholders' Equity	$362,601	$346,699

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Deficit	Total
Balance December 31, 2006 (Audited)	5,229,954	$52	$(376)	$17,238	$(1,060)	$15,854
Net income	-	-	-	-	24	24
Dividends paid	-	-	-	-	(516)	(516)
Cumulative effect of change in accounting for FIN 48	-	-	-	-	(1,458)	(1,458)
Amortization of Trustee Restricted Shares	-	-	-	32	-	32
Balance March 31, 2007 (Unaudited)	5,229,954	$52	$(376)	$17,270	$(3,010)	$13,936
The accompanying notes are an integral part of those consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands)
(Unaudited)

	2007	2006

Cash Flows from Operating Activities
Net income	$24	$501
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,184	1,973
Distribution to minority interests in excess of basis	1,648	1,043
Benefit for deferred income taxes	(293)	(217)
Equity in earnings-unconsolidated entities	(1,673)	(170)
Distribution of earnings from unconsolidated entities	173	163
Cost of land sales	2,916	2,236
Cost of home sales	2,286	3,034
Stock based compensation expense	(1)	195
Amortization of deferred loan costs	292	139
Changes in notes and accounts receivable	2,010	199
Additions to community development assets	(5,661)	(3,351)
Homebuilding-construction expenditures	(726)	(2,310)
Deferred income-joint venture	15	100
Changes in accounts payable, accrued liabilities	(2,280)	(1,948)
Net cash provided by operating activities	$914	$1,587

Cash Flows from Investing Activities
Investment in apartment construction	(56)	(3,464)
Change in investments - unconsolidated entities	1,513	-
Cash from newly consolidated properties	-	4,723
Change in restricted cash	(1,390)	(721)
Additions to rental operating properties, net	(2,997)	(1,119)
Other assets	1,042	578
Net cash used in investing activities	$(1,888)	$(3)

Cash Flows from Financing Activities
Cash proceeds from debt financing	23,116	3,832
Payment of debt	(17,032)	(4,801)
County Bonds proceeds, net of undisbursed funds	2,676	180
Payments of distributions to minority interests	(1,648)	(1,043)
Dividends paid to shareholders	(516)	-
Net cash provided by (used in) financing activities	$6,596	$(1,832)

Net Increase (Decrease) in Cash and Cash Equivalents	5,622	(248)
Cash and Cash Equivalents, Beginning of Period	27,459	21,156
Cash and Cash Equivalents, End of Period	$33,081	$20,908

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group's taxable income, generating foreign tax credits that are passed through to ACPT's shareholders. An IRS regulation eliminating the pass through of these tax credits to ACPT’s shareholders has been proposed and is expected to become effective in 2007.  ACPT's federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, distributions from IGP Group, and dividends from ACPT's U.S. subsidiaries.  Other than Interstate Commercial Properties ("ICP"), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

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
The Company consolidates entities which are not variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003) (“FIN 46 (R)”) in which it owns, directly or indirectly, a majority voting interest in the entity. In addition, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights in accordance with Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," (“EITF 04-05”). The assets of consolidated real estate partnerships not 100% owned by the Company are generally not available to pay creditors of the Company.
The consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc., and IGP Group Corp. In addition, the consolidated group includes the following other entities:
American Housing Management Company	Owings Chase, LLC
American Housing Properties L.P.	Palmer Apartments Associates Limited Partnership
St. Charles Community, LLC	Prescott Square, LLC
Interstate General Properties Limited Partnership, S.E.	Sheffield Greens Apartments, LLC
Land Development Associates S.E.	Village Lake Apartments, LLC
LDA Group, LLC	Wakefield Terrace Associates Limited Partnership
Torres del Escorial, Inc.	Wakefield Third Age Associates Limited Partnership
Escorial Office Building I, Inc.	Alturas del Senorial Associates Limited Partnership
Interstate Commercial Properties, Inc.	Bayamon Garden Associates Limited Partnership
Bannister Associates Limited Partnership	Carolina Associates Limited Partnership S.E.
Coachman's Apartments, LLC	Colinas de San Juan Associates Limited Partnership
Crossland Associates Limited Partnership	Essex Apartments Associates Limited Partnership
Fox Chase Apartments, LLC	Huntington Associates Limited Partnership
Headen House Associates Limited Partnership	Jardines de Caparra Associates Limited Partnership
Lancaster Apartments Limited Partnership	Monserrate Associates Limited Partnership
Milford Station I, LLC	San Anton Associates S.E.
Milford Station II, LLC	Turabo Limited Dividend Partnership
New Forest Apartments, LLC	Valle del Sol Associates Limited Partnership
Nottingham South, LLC
The Company's investments in entities that it does not control are recorded using the equity method of accounting. Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006. The operating results for the three months ended March 31, 2007, and 2006, are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

Implementation of FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. The Company implemented FIN 48 as of January 1, 2007. See Note 7 for further discussions.

Cash Dividends
On February 28, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on March 28, 2007, to shareholders of record on March 14, 2007.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the three months ended March 31, 2007 and 2006.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell. There have been no impairment charges for the three months ended March 31, 2007 and 2006.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,

•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

The table below presents the major classes of depreciable assets as of March 31, 2007 and December 31, 2006 (in thousands):
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Building	$264,299	$240,264
Building improvements	8,429	8,022
Equipment	13,134	12,569
	285,862	260,855
Less: Accumulated depreciation	144,541	142,458
	141,321	118,397
Land	25,500	23,649
Operating properties, net	$166,821	$142,046

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,135,000 and $1,157,000, net of accumulated depreciation of $2,156,000 and $2,101,000 respectively, as of March 31, 2007 and December 31, 2006 respectively.

Depreciation
Total depreciation expense was $2,184,000 and $1,973,000 for the three months ended March 31, 2007 and 2006, respectively.

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

EITF Issue No. 06-08, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”
In November 2006, the Emerging Issues Task force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-08, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”). EITF 06-08 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF 06-08 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-08, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-08 may have, if any, on our financial statements.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of March 31, 2007 and 2006 included Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership which collectively represent 110 rental units. We have determined that these two entities are variable interest entities under FIN 46(R). However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds a nominal (1% or less) economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership. In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method. The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $196,000 and $189,000 and for Lakeside of $170,000 and $172,000 as of March 31 2007 and December 31, 2006, respectively. All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

Commercial Partnerships
The Company holds a limited partner interest in a commercial property in Puerto Rico that it accounts for under the equity method of accounting. ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico. ACPT contributed the land in exchange for $700,000 and a 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the thirty-year lease of the building.
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note. The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received. In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income. The Company has no required funding obligations and management expects to wind up El Monte’s affairs in 2007.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland. The Company manages the project's development for a market rate fee pursuant to a management agreement. In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash. The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets. The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar. In March 2005, the joint venture closed a non-recourse development loan, which was amended in June 2006 and again in December 2006. Per the amended terms of the loan, both the Company and Lennar provided development completion guarantees. In the first quarter of 2007, the joint venture sold 14 lots to Lennar. As a result, the Company recognized $292,000 in deferred revenue, off-site fees and management fees and $93,000 of deferred costs.

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

Land
Development
Apartment	Commercial	Joint
Properties	Property	Venture	Total
(in thousands)
Summary Financial Position:
Total Assets
March 31, 2007	$5,116	$28,133	$12,763	$46,012
December 31, 2006	5,142	27,726	12,154	45,022
Total Non-Recourse Debt
March 31, 2007	3,230	22,960	4,600	30,790
December 31, 2006	3,244	22,960	3,476	29,680
Total Other Liabilities
March 31, 2007	1,269	1,051	1,229	3,549
December 31, 2006	1,242	722	1,744	3,708
Total Deficit/Equity
March 31, 2007	617	4,122	6,934	11,673
December 31, 2006	656	4,044	6,934	11,634
Company's Investment, net (1)
March 31, 2007	-	4,750	1,828	6,578
December 31, 2006	-	4,763	1,828	6,591

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2007	$170	$909	$1,874	$2,953
Three Months Ended March 31, 2006	199	913	-	1,112
Net Income
Three Months Ended March 31, 2007	(39)	468	-	429
Three Months Ended March 31, 2006	(27)	458	-	431
Company's recognition of equity in earnings
Three Months Ended March 31, 2007	-	173	-	173
Three Months Ended March 31, 2006	-	170	-	170

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2007	$34	$862	$1,358	$2,254
Three Months Ended March 31, 2006	53	859	(589)	323
Company's share of cash flows from operating activities
Three Months Ended March 31, 2007	-	390	679	1,069
Three Months Ended March 31, 2006	1	389	(295)	95
Operating cash distributions
Three Months Ended March 31, 2007	-	411	-	411
Three Months Ended March 31, 2006	-	359	-	359
Company's share of operating cash distributions
Three Months Ended March 31, 2007	-	186	-	186
Three Months Ended March 31, 2006	-	163	-	163
       Notes:
        (1) Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties. The following table summarizes the indebtedness of the Company at March 31, 2007 and December 31, 2006 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	March 31,	December 31,
	From/To	From/To	2007	2006
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), ( b), (c)	08-31-08/03-01-22	4%/8%	$ 27,396	$ 24,694
Investment Properties (d)	PAID	PAID	-	4,473
General obligations (e)	07-29-07/01-01-12	Non-interest
		bearing/8.10%	171	184
Total Recourse Debt			27,567	29,351

Non-Recourse Debt
Community Development (f)	11-23-07	Non-interest bearing	500	500
Investment Properties (g)	04-30-09/08-01-47	4.95%/10%	280,790	270,220
Total Non-Recourse Debt			281,290	270,720
Total debt			$ 308,857	$ 300,071

a)
As of March 31, 2007, $24,796,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD. The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. As of March 31, 2007, the Company was in compliance with these financial covenants. However, no amounts were outstanding on the Revolver.

c)
On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company. The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.36% at March 31, 2007) and matures on August 31, 2008. The outstanding balance of this facility on March 31, 2007, was $2,600,000.

d)
The outstanding recourse debt within the investment properties was comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a two-year, $3,000,000 recourse note that the Company obtained in June 2005.  Both of these loans were repaid in full in January 2007.

e)
The general recourse debt outstanding as of March 31, 2007, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
In 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000. The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007. The Company plans to annex the land into the St. Charles master plan community.

g)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial. As of March 31, 2007, approximately $73,536,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund. The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens). As of March 31, 2007, the balance of the construction loan was $25,167,000. The construction loan will convert to a 40 year non-recourse permanent mortgage not later than September of 2007.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions. As of March 31, 2007, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of Bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal to the County based on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment. The County will also require ACPT to fund an escrow account from lot sales that will be used to repay these Bonds.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, the County issued $4,000,000 of bonds for this project and in March 2007, the County issued an additional $3,000,000. The funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County. The agreement covers the period from July 1, 2005 through the last draw made by the Company.
 As of March 31, 2007, ACPT is guarantor of $28,263,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements. As of March 31, 2007, ACPT has guaranteed $24,796,000 of outstanding debt owed by its subsidiaries. IGP has guaranteed $2,600,000 of its subsidiaries' outstanding debt. The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary. The terms of the debt service guarantees outstanding range from one to nine years. In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture. We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters
                There have been no other material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company. The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Three Months Ended
		March 31,
		2007	2006

Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$10	$10
Affiliates of J. Michael Wilson, CEO and Chairman		43	131
		$53	$141

Rental Property Revenues	(B)	$14	$-

Interest and Other Income
Unconsolidated real estate entities with third party partners		$2	$2

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$-	$19
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	2	6
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		98	94

Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(6)	(3)
Consulting Fees
James J. Wilson, IGC Chairman and Director	(C2)	50	50
Thomas J. Shafer, Trustee	(C3)	15	15
		$159	$181

BALANCE SHEET:		Balance	Balance
		March 31,	December 31,
		2007	2006

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman		$6	$128

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
At the end of February 2007, G.L. Limited Partnership, which was owned by affiliates of J. Michael Wilson, was sold to a third party. Accordingly, we are no longer the management agent for this property effective March 1, 2007. Management fees generated by this property accounted for less than 1% of the Company’s total revenue.

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

1)
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

2)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IGC.
3)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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
In December 2004, a third party buyer purchased El Monte for $20,000,000 - $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. El Monte distributed the note, $1,500,000, to the Company in January 2005. The note bears interest at a rate of prime plus 2% with a ceiling rate of 9% and matures on December 3, 2009. The note was payable in three installments, the first installment of $250,000 was due on December 3, 2007, the second installment of $250,000 was due on December 3, 2008 and the balance was due on December 3, 2009. On January 24, 2007, the Company received $1,707,000 as payment in full of the principal balance and all accrued interest related to the El Monte note receivable. Accordingly, the Company recorded $1,500,000 as equity in earnings and $207,000 as interest income. As previously noted, the Company deferred revenue recognition on this note until the cash was received.

(7)	INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007, was $13,544,000. Included in the balance at January 1, 2007, were $2,317,000 of tax positions that, if recognized, would affect the effective tax rate.
         In accordance with our accounting policy, we recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties as a component of tax expense on the Consolidated Statements of Income. This policy did not change as a result of the adoption of FIN 48. Our Consolidated Statement of Income for the quarter ended March 31, 2007, and our Consolidated Balance Sheet as of that date included interest of $179,000 and $1,244,000, respectively and penalties of $58,000 and $655,000, respectively.
        The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department. However, the tax returns filed in the Unites States for the years ended December 31, 2003 through 2006 remain subject to examination. For Puerto Rico, the tax returns for the years ended December 31, 2002 through 2006 remain subject to examination. Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations. Additionally, as certain United States and Puerto Rico income tax returns will no longer be subject to examination, and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $25,000.

(8)	SEGMENT INFORMATION

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $1,219,000 for the three months ended March 31, 2007 which represents 10% of the U.S. segment's revenue and 6% of our total year-to-date consolidated revenue. No customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2007.
Residential land sales to Lennar within our U.S. segment were $3,144,000 for the three months ended March 31, 2006 which represents 27% of the U.S. segment's revenue and 15% of our total consolidated revenue for the year. No other customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2006.

The following presents the segment information for the three months ended March 31, 2007 and 2006 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended March 31, 2007 (Unaudited):
Rental property revenues	$8,905	$5,505	$-	$14,410
Rental property operating expenses	4,625	2,731	-	7,356
Land sales revenue	3,755	-	-	3,755
Cost of land sales	2,916	-	-	2,916
Home sales revenue	-	3,088	-	3,088
Cost of home sales	-	2,286	-	2,286
Management and other fees	110	153	-	263
General, administrative, selling and marketing expense	1,747	716	-	2,463
Depreciation and amortization	1,271	913	-	2,184
Operating income	2,211	2,100	-	4,311
Interest income	297	215	(30)	482
Equity in earnings from unconsolidated entities	-	1,673	-	1,673
Interest expense	3,066	1,581	(30)	4,617
Minority interest in consolidated entities	-	1,372	-	1,372
(Loss) income before provision for income taxes	(557)	1,104	-	547
Income tax provision	(75)	598	-	523
Net (loss) income	(482)	506	-	24
Gross profit on land sale	839	-	-	839
Gross profit on home sales	-	802	-	802
Total assets	257,772	106,424	(1,595)	362,601
Additions to long lived assets	2,826	227	-	3,053

Three Months Ended March 31, 2006 (Unaudited):
Rental property revenues	$7,547	$5,244	$-	$12,791
Rental property operating expenses	3,539	2,649	-	6,188
Land sales revenue	3,944	-	-	3,944
Cost of land sales	2,226	10	-	2,236
Home sales revenue	-	4,025	-	4,025
Cost of home sales	-	3,034	-	3,034
Management and other fees	141	149	-	290
General, administrative, selling and marketing expense	1,682	750	-	2,432
Depreciation and amortization	1,076	897	-	1,973
Operating income	3,109	2,078	-	5,187
Interest income	25	45	-	70
Equity in earnings from unconsolidated entities	-	170	-	170
Interest expense	1,933	1,568	-	3,501
Minority interest in consolidated entities	8	1,057	-	1,065
Income before provision/(benefit) for income taxes	1,195	(275)	-	920
Income tax provision/(benefit)	501	(82)	-	419
Net income	694	(193)	-	501
Gross profit on land sale	1,718	(10)	-	1,708
Gross profit on home sales	-	991	-	991
Total assets	187,029	116,848	(369)	303,508
Additions to long lived assets	3,980	66	-	4,046

(9)	SUBSEQUENT EVENTS

Cash Dividend
On May 15, 2007, the Board of Trustees declared a $0.10 per share cash dividend on its common shares, payable on June 13, 2007, to shareholders of record as of May 30, 2007.

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
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Those items are discussed under "Risk Factors" in Part I, Item 1A to the Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN BASIS OF PRESENTATION
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007. See Note 7 to the consolidated financial statements for further discussion.

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
Refer to the Company’s 2006 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies. For the three months ended March 31, 2007, there were no material changes to our policies except as noted above related to the implementation of FIN 48.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2007 (unaudited), with the results of operations of the Company for the three months ended March 31, 2006 (unaudited). Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations - U.S. Operations:
For the three months ended March 31, 2007, our U.S. segment generated $2,211,000 of operating income compared to $3,109,000 of operating income generated by the segment for the same period in 2006. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of March 31, 2007, nineteen U.S. based apartment properties in which we hold an ownership interest qualified for the consolidation method of accounting. The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portion of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest expense.
        As of March 31, 2007, thirteen of the consolidated properties are market rent properties, allowing us to determine the appropriate rental rates. Even though we can determine the rents, a portion of our units at some of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Construction and Acquisitions
On January 31, 2007, we completed our newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments. The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet. Leasing efforts continue to be successful, with 78% of the total complex leased as of March 31, 2007.
On April 28, 2006, the Company acquired two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000. All of the acquired properties are operated as market rate properties.

Three months ended
For the three months ended March 31, 2007, rental property revenues increased $1,358,000 or 18% to $8,905,000 compared to $7,547,000 for the three months ended March 31, 2006. The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, Milford Station I and Milford Station II which accounted for approximately $1,048,000 of the difference. The increase was also attributable to an overall 6% increase in rents between periods. These rental revenue increases were offset in part by an increase in our vacancy rate in the US, primarily resulting from the supply of new units to the area upon completion of the Sheffield Greens Apartments. Once the new units are absorbed, we believe occupancy at competing locations will return.
Rental property operating expenses increased $1,086,000 or 31% for the first quarter of 2007 to $4,625,000 compared to $3,539,000 for the first quarter of 2006. The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, Milford Station I and Milford Station II, which accounted for approximately $639,000 of the difference. The remainder of the increase resulted from overall inflationary adjustments as well as specific increases in office and maintenance salaries, grounds and maintenance, rehabilitation and concessions awarded to residents.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are generally cyclical.
Community development land sales revenue decreased $189,000 or 5% for the three months ended March 31, 2007 to $3,755,000 as compared to $3,944,000 for the three months ended March 31, 2006. The overall decrease was primarily the result of a decrease in the number of lots sold during the first quarter 2007 offset in part by an increase in the amount of commercial sales for the period as compared to the first quarter 2006. Further discussion of the components of this variance is as follows:

Residential Land Sales
For the three months ended March 31, 2007, we recognized $613,000 related to the delivery of 7 townhome lots to Lennar as compared to $2,551,000 related to 20 single family lots delivered in the first quarter of 2006. For the townhome lots delivered in 2007, we recognized as revenue the initial $85,000 per townhome lot plus water and sewer fees, road fees and other off-site fees. For the three months ended March 31, 2006, we delivered 20 single family lots to Lennar at an initial selling price of $125,000 per lot plus water and sewer fees, road fees and other off-site fees. As of March 31, 2007, 1,636 lots remained under contract to Lennar of which 157 single family lots and 46 townhome lots were developed and ready for delivery.

During the first quarter of 2007 and 2006, we also recognized $314,000 and $593,000, respectively, of additional revenue for lots that were previously sold to Lennar. This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the three months ended March 31, 2007, we sold 5.78 commercial acres in St. Charles for $2,536,000 as compared to 2.65 acres for $593,000 for the three months ended March 31, 2006. As of March 31, 2007, our commercial sales backlog contained 12.45 acres under contract for a total of $2,721,000.

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
In the first quarter of 2007, the joint venture delivered 14 lots to Lennar as compared to no lot deliveries for the first quarter 2006. Accordingly, for the three Months ended March 31, 2007, the Company recognized $292,000 in deferred revenue, off-site fees and management fees and $93,000 of deferred costs.

Gross Margin on Land Sales
The gross margin on land sales for the first quarter 2007 was 22% as compared to 44% for the first quarter of 2006. Gross margins differ from period to period depending on the mix of land sold. In the first quarter 2007 our commercial acres represented the majority of our land sales and these parcels had lower margins than our residential land sales. The gross margins on our residential land sales for the U.S. have remained relatively stable.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $1,219,000 for the three months ended March 31, 2007 which represents 10% of the U.S. segment's revenue and 6% of our total year-to-date consolidated revenue. No customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2007. Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

Management and Other Fees - U.S. Operations:
We earn monthly management fees from all of the apartment properties that we own, as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson. Effective February 28, 2007, the Company’s management agreement with G.L. Limited Partnership was terminated upon the sale of the apartment property to a third party. Effective April 30, 2006, the Company’s management agreement with Chastleton Associates LP was also terminated upon the sale of the apartment property to a third party. These properties were previously owned by an affiliate. Management fees generated by each of these properties accounted for less than 1% of the Company’s total revenue.
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
Management fees for the first quarter of 2007 decreased $31,000 to $110,000 as compared to $141,000 for the first quarter 2006. These amounts only include the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

General, Administrative, Selling and Marketing Expense - U.S. Operations:
The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our properties located in St. Charles, Maryland, our properties located in the Baltimore, Maryland area and the property in Virginia and, to a lesser extent, the other properties that we manage. Our unconsolidated and managed-only apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

General, administrative, selling and marketing costs incurred within our U.S. operations increased $65,000 to $1,747,000 for the three months ended March 31, 2007, compared to $1,682,000 for the same period of 2006. The 4% increase is primarily attributable to offsetting variances. We experienced increases in our consulting fees related to services provided for our FIN 48 implementation during the first quarter of 2007, as well as other increases in salaries and benefits. These increases were offset in party by decreases in the expense associated with our outstanding share incentive rights as a result of the fluctuation in share price for the respective periods. In addition we experienced a decrease in audit and accounting expenses as a result of the non-recurring work required in the first quarter of 2006 related to the closing agreement reached with the IRS.

Depreciation Expense - U.S. Operations:
Depreciation expense increased $195,000 to $1,271,000 for the first three months of 2007 compared to $1,076,000 for the same period in 2006. The increase in depreciation is primarily the result of depreciation related to the acquisitions of Milford Station I and Milford Station II. In addition, as a result of the recent refinancings of several properties, the Company has made significant investments in capital improvements at these properties.

Interest Income - U.S. Operations:
Interest income increased $272,000 to $297,000 for the three months ended March 31, 2007, as compared to $25,000 for the three months ended March 31, 2006. The increase was primarily attributable to interest income accrued on the undistributed bond proceeds held in escrow by Charles County. The Company reached a written agreement with the County regarding interest earned on amounts held in escrow by the County, but not yet drawn by the Company, whereby the Company is now able to accrue income on the related receivables.

Interest Expense - U.S. Operations:
The Company considers interest expense on all U.S. debt available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified a weighted average rate including all other debt of the U.S. segment is applied. Any excess interest is reflected as interest expense. For 2007 and 2006, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties as well as certain corporate recourse debt.
Interest expense increased $1,133,000 for the first three months of 2007 to $3,066,000, as compared to $1,933,000 for the same period of 2006. The increase was primarily attributable to interest expense incurred at new properties, including Sheffield Greens Apartments, Milford Station I and Milford Station II. In addition, the refinancing of several apartment mortgages during the fourth quarter of 2006 and early first quarter 2007 increased interest expense at Fox Chase Apartments, LLC, New Forest Apartments, LLC, Coachman's Apartments LLC and Village Lake Apartments, LLC. Additionally, interest expense increased as a result of our implementation of FIN 48 for the first quarter 2007 and the presentation of accrued interest on uncertain tax positions as interest expense. Increases in interest expense were offset by the decrease related to the re-payment of certain recourse debt obligations during the first quarter 2007.
For the three months ended March 31, 2007, $311,000 of interest cost was capitalized. During the same period in 2006, $377,000 of interest cost was capitalized.

Provision for Income Taxes - U.S. Operations:
The effective tax rates for the three months ended March 31, 2007, and March 31, 2006, were 13% and 42%, respectively. The statutory rate is 40%. The effective tax rate for 2007 differs from the statutory rate due to a relatively small net loss for the first quarter of 2007, the related benefit for which, was partially offset by accrued penalties on uncertain tax positions as part of the implementation of FIN 48.

Results of Operations - Puerto Rico Operations:
For the three months ended March 31, 2007, our Puerto Rico segment generated $2,100,000 of operating income compared to $2,078,000 of operating income generated by the segment for the same period in 2006. Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
Our rental property revenues and expenses are generated primarily from the 12 multifamily apartment properties located in the San Juan metropolitan area. In addition, the Company operates a commercial rental property in the community of Parque Escorial, known as Escorial Building One (“EBO”), in which it holds a 100% ownership interest. EBO is a three-story building with approximately 56,000 square feet of offices space for lease. The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005, and leases approximately 20% of the building.
Rental property revenues increased $261,000 to $5,505,000 for the three months ended March 31, 2007 compared to $5,244,000 for the same period of 2006. The increase for the first quarter of 2007 as compared to the first quarter 2006 was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 3% and an increase of 2% for our commercial property, EBO.

Rental operating expenses increased $82,000 to $2,731,000 for the three months ended March 31, 2007 compared to $2,649,000 for the same period of 2006. The increase for the first quarter of 2007 was related to an overall inflationary increase of 3%. In addition, we experienced above inflationary increases in utilities and repairs.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There was no community development land sales during the three months ended March 31, 2007 and 2006. There were no sales contracts in backlog at March 31, 2007.

Homebuilding - Puerto Rico Operations:
The Company organizes corporations as needed to operate each individual homebuilding project. In April 2004, the Company commenced the construction of a 160-unit mid-rise condominium complex known as Torres del Escorial (“Torres”). The condominium units were offered to buyers in the market in January 2005 and delivery of the units commenced in the fourth quarter of 2005. The condominium units are sold individually from an onsite sales office to pre-qualified homebuyers.
Homebuilding revenues decreased $937,000 for the three month period ended March 31, 2007, as compared to the three month period ended March 31, 2006. The decrease in revenues was primarily driven by a decrease in the number of units sold during the respective period. Within the Torres project, the Company closed 12 units for the first quarter 2007 and 16 units for the first quarter 2006. The average selling price per unit was similar, approximately $257,000 and $ 252,000 per unit respectively, generating aggregate revenues of $3,088,000 and $4,025,000, respectively. The gross margin for the three months ended March 31, 2007, and 2006 were 26% and 25%, respectively. The slight increase in the gross profit margin is attributable to an increase in the sales revenue for the remaining project as a result of increased selling prices of the units the third and fourth buildings.
As of March 31, 2007, only 38 units within the Torres project remain available for sale, of which we have received contracts for 8 of these units at an average selling price of $269,000 per unit. Each sales contract is backed by a $6,000 deposit. For the three months ended March 31, 2007, the Company’s sales activity resulted in the execution of 8 contracts and the loss of 3 contracts that were cancelled.  For the same period in 2006, the Company had 23 new contracts and 11 canceled contracts. The Puerto Rico real estate market has slowed substantially since the second quarter of 2006. The reduction of new contracts and the reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline. The Company continues to believe that the remaining 38 units in Torres will sell during the year 2007 and that its current pricing remains competitive.

General, Administrative, Selling and Marketing Expenses - Puerto Rico Operations:
The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within this section. The apartment properties reimburse IGP for certain costs incurred at IGP’s office that are attributable to the operations of those properties. In accordance with EITF 01-14 the costs and reimbursement of these costs are not included within this section but rather, they are reflected as separate line items on the consolidated income statement. Due to the fact that our corporate office is in our office building, Escorial Office Building One, rent expense and parking expenses are eliminated in consolidation.
General, administrative, selling and marketing expenses decreased 5% or $34,000 to $716,000 during the three months ended March 31, 2007, as compared to $750,000 for the same period of 2006. The decrease is primarily attributable to a reduction in the outstanding share incentive rights expense recorded as a result of a reduction in our share price that we experienced during the first three months of 2007, as well as decreases in legal expenses, car expenses, dues and subscriptions, and other miscellaneous expenses. These decreases were offset in part by increases in selling and marketing expenses incurred in the Torres project, as well as increases in audit and tax consulting, outside personnel services, postage, telephone, and other general and administrative expenses.

Interest Income - Puerto Rico Operations:
Interest income for the three months ended March 31, 2007 increased $170,000 to $215,000 as compared to $45,000 for the same period of 2006. The increase is primarily attributable to the recognition of interest income on the El Monte note receivable. The note originated as part of the sale of the complex in December 2004, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition. Accordingly, the interest income on this note was also deferred until the interest payment was received, which occurred in January 2007.

Equity in Earnings from Unconsolidated Entities - Puerto Rico Operations:
We account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting. The earnings from our investment in commercial rental property are reflected within this section. The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.
Equity in earnings from unconsolidated entities increased $1,503,000 to $1,673,000 during the three months ended March 31, 2007, compared to $170,000 during the same period of 2006. The increase was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007. The note was received as part of the sale of the El Monte facility, at which point the

Company determined that the cost recovery method of accounting was appropriate for gain recognition. Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

Depreciation Expense - Puerto Rico Operations:
Depreciation expense for the three months ended March 31, 2007, and 2006, was $913,000 and $897,000 respectively. The $16,000 increase is primarily attributable to the depreciation expense in the apartment properties due to the replacement of elevators in some apartment partnerships. In addition, the depreciation expense increased in the new office building and our corporate office furniture and leasehold improvements.

Interest Expense - Puerto Rico Operations:
The Company considers interest expense on all Puerto Rico debt available for capitalization to the extent of average qualifying assets for the period. Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization. To the extent qualifying assets exceed debt specifically identified a weighted average rate including all other debt of the Puerto Rico segment is applied. Any excess interest is reflected as interest expense. For 2007 and 2006, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.
Interest expense increased $13,000, less than 1%, for the first three months of 2007 to $1,581,000, as compared to $1,568,000 for the same period of 2006.
For the three months ended March 31, 2007, $39,000 of interest cost was capitalized. During the same period in 2006, $271,000 of interest cost was capitalized.

Minority Interest in Consolidated Entities - Puerto Rico Operations:
The Company records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership. Losses charged to the minority interest are limited to the minority partners’ basis in the partnership. Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense. Although this allows us to recognize 100 percent of the income of the partnerships up to distributions and losses in excess of basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.
Minority interest for the three-month period ended March 31, 2007, increased $315,000 to $1,372,000, as compared to $1,057,000 for the same period of 2006. The increase was primarily the result of a $400,000 distribution made to minority partners of one of our partnerships that was refinanced at the end of 2006. In addition, the Company made surplus cash distributions of $972,000 to the minority partners for the first quarter 2007 as compared to surplus cash distributions of $1,057,000 for the same period 2006.

Provision for Income Taxes - Puerto Rico Operations:
The effective tax rate for the three months ended March 31, 2007 and 2006 were 54%, and 30%, respectively. The statutory rate is 29%. The difference in the statutory tax rate and the effective tax rate for the three months ended March 31, 2007, was primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP. As a result of a non-recurring gain related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase during the quarter. The effective tax rate for the benefit for income taxes for the first quarter 2006 did not differ substantially from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of March 31, 2007, the Company had cash and cash equivalents of $33,081,000 and $21,067,000 in restricted cash. The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Three Months Ended March 31,
	2007	2006

Operating Activities	$914	$1,587
Investing Activities	(1,888)	(3)
Financing Activities	6,596	(1,832)
Net Decrease in Cash	$5,622	$(248)

For the three months ended March 31, 2007, operating activities provided $914,000 of cash flows compared to $1,587,000 of cash flows provided by operating activities for the three months ended March 31, 2006. The $673,000 decrease in cash flows from operating activities for the first quarter of 2007 compared to the same period in 2006 is primarily related to the phases of our community development and homebuilding activities. For the first quarter of 2007, additions to our community development assets were $2,310,000 in excess of the additions during the same period of 2006. The Company continues to invest a significant amount into infrastructure within St. Charles. This increase was offset by a decrease of $1,584,000 in our homebuilding expenditures for the three months ended March 31, 2007 as compared to the same period in 2006. As of March 31, 2007, the Torres project was substantially complete, whereas it was undergoing significant construction during the first quarter 2006. From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.
      For the quarter ended March 31, 2007, net cash used in investing activities was $1,888,000 compared to $3,000 for the first quarter of 2006. Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The change in cash related to investing activities was primarily the result of adding 11 additional properties to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, at which point we added $4,723,000 to the consolidated cash balance. In addition, the Company increased its investment in capital improvements for the first quarter of 2007 as compared to the first quarter 2006. The $1,878,000 increase in capital improvements resulted from the refinancing of several apartment properties and re-investment of some of those proceeds into the related projects. These decreases were partially offset by the completion of Sheffield Greens Apartments in the first quarter of 2007, requiring the investment of only $56,000 for the first quarter of 2007 as compared to the investment of $3,464,000 for the first quarter 2006. In addition, the Company received $1,707,000 million in the first quarter of 2007 related to principal and accrued interest payments on the El Monte receivable.
      For the three months ended March 31, 2007, net cash provided by financing activities was $6,596,000 as compared to cash used in financing activities of $1,832,000 for the three months ended March 31, 2006. The increase in cash provided by financing activities was primarily the result of the refinancing of the mortgages of two apartment properties, Village Lake Apartments, LLC and Coachman’s Apartments, LLC during the first quarter of 2007, as discussed in more detail below. In addition, the Company drew down on the Charles County bond escrow as construction of infrastructure within St. Charles continues. These additions were offset by increased distributions to minority interests and the timing of dividend payments to shareholders.

Contractual Financial Obligations
The following chart reflects our contractual financial obligations as of March 31, 2007:

	Payments Due By Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Recourse debt-community development
and homebuilding	$27,396	$1,376	$7,077	$3,349	$15,594
Capital lease obligations	171	43	99	29	-
Total Recourse Debt	27,567	1,419	7,176	3,378	15,594

Non-recourse debt-community development	500	500	-	-	-
Non-recourse debt-investment properties	280,790	3,598	19,051	9,651	248,490
Total Non-Recourse Debt	281,290	4,098	19,051	9,651	248,490

Operating lease obligations	1,229	360	847	22	-
Purchase obligations	35,408	19,601	15,553	54	200
Total contractual financial obligations	$345,494	$25,478	$42,627	$13,105	$264,284

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000. The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles. The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT. The Company was in compliance with these financial covenants as of March 31, 2007. As of March 31, 2007, no amounts were outstanding on the Revolver. Management expects to fund development operations from current cash balances and operating cash flows rather than borrowings from the line of credit.
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement Bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years. Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs. As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds. The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements. In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in March 2007. The funds provided by the County for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County. The agreement covers the period from July 1, 2005 through the last draw made by the Company.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The homebuilding and land assets in Parque Escorial are unencumbered as of March 31, 2007. On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company. The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.36% at March 31, 2007) and matures on August 31, 2008. The outstanding balance of this facility on March 31, 2007 was $2,600,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of March 31, 2007, approximately 45% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
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
On January 31, 2007, Coachman’s Apartments, LLC (“Coachman’s”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $11,000,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 5.555%, requires principal and interest payments through maturity and a balloon payment at the maturity date, February 1, 2017. The prior mortgage of $6,020,000 was repaid and the net proceeds from the refinancing will be used for overall apartment property improvements, the repayment of recourse debt, future development efforts and potential acquisitions.
On February 1, 2007, Village Lake Apartments, LLC (“Village Lake”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $9,300,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 5.72%, requires principal and interest payments through maturity and a balloon payment at the maturity date, February 1, 2017. The prior mortgage of $6,981,000 was repaid and the net proceeds from the refinancing will be used for overall apartment property improvements, the repayment of recourse debt, future development efforts and potential acquisitions.

In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000. The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due in November 2007.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of March 31, 2007, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA"). There were no significant changes to our non-recourse debt obligations during the three months ended March 31, 2007.

Purchase Obligations and Other Contractual Obligations
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment projects in St. Charles, costs associated with our land development contracts for the County’s road projects and the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development. For the remainder of 2007 and into 2008, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

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
We are actively seeking additions to our multifamily apartment property portfolio and our real estate holdings. We are currently pursuing various opportunities to purchase additional multifamily apartment properties in the Baltimore, Maryland and Washington, D.C. areas. Future acquisitions may be financed through a combination of Company equity, third party equity and market rate mortgages. For the remainder of 2007 and into 2008, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities.
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
As of March 31, 2007, there have been no material changes in the Company's financial market risk since December 31, 2006 as discussed in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

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

There has been no material change in the Company’s risk factors from those outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 15, 2007	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 15, 2007	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: May 15, 2007	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer