Form 10-Q
period 2007-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2007-08-13
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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

Yes ☐ No ☒

As of August 9, 2007, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
JUNE 30, 2007

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenues
Rental property	$29,832	$26,138
Community development-land sales	5,969	6,626
Homebuilding-home sales	5,214	11,259
Management and other fees, substantially all from related entities	506	565
Reimbursement of expenses related to managed entities	893	1,104
Total revenues	42,414	45,692

Expenses
Rental property operating expenses	15,114	12,816
Cost of land sales	4,356	3,666
Cost of home sales	3,816	8,521
General, administrative, selling and marketing	5,368	4,534
Depreciation and amortization	4,581	4,074
Expenses reimbursed from managed entities	893	1,104
Total expenses	34,128	34,715

Operating Income	8,286	10,977

Other income (expense)
Interest and other income	890	218
Equity in earnings from unconsolidated entities	1,845	343
Interest expense	(9,337)	(7,200)
Minority interest in consolidated entities	(1,557)	(2,666)

Income before provision for income taxes	127	1,672
Provision for income taxes	288	714

Net (loss) income	$(161)	$958

Earnings per share
Basic	$(0.03)	$0.18
Weighted average shares outstanding
Basic and Diluted	5,210	5,198
Cash dividends per share	$0.20	$0.63
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenues
Rental property	$15,422	$13,347
Community development-land sales	2,214	2,682
Homebuilding-home sales	2,126	7,234
Management and other fees, substantially all from related entities	243	275
Reimbursement of expenses related to managed entities	422	532
Total revenues	20,427	24,070

Expenses
Rental property operating expenses	7,758	6,628
Cost of land sales	1,440	1,430
Cost of home sales	1,530	5,487
General, administrative, selling and marketing	2,905	2,102
Depreciation and amortization	2,397	2,101
Expenses reimbursed from managed entities	422	532
Total expenses	16,452	18,280

Operating Income	3,975	5,790

Other income (expense)
Interest and other income	338	89
Equity in earnings from unconsolidated entities	172	173
Interest expense	(4,720)	(3,699)
Minority interest in consolidated entities	(185)	(1,601)

Income (loss) before provision (benefit) for income taxes	(420)	752
Provision (benefit) for income taxes	(235)	295

Net (loss) income	$(185)	$457

Earnings per share
Basic	$(0.03)	$0.09
Weighted average shares outstanding
Basic and Diluted	5,210	5,198
Cash dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of June 30, 2007 (Unaudited)	As of December 31, 2006 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$166,211	$142,046
of $146,832 and $142,458 respectively
Land and development costs	75,298	67,993
Condominiums under construction	5,842	9,265
Rental projects under construction or development	488	24,143
Investments in real estate, net	247,839	243,447

Cash and cash equivalents	22,303	27,459
Restricted cash and escrow deposits	22,601	19,677
Investments in unconsolidated real estate entities	6,577	6,591
Receivable from bond proceeds	10,425	13,710
Accounts receivable	3,225	4,320
Deferred tax assets	30,260	18,157
Property and equipment, net of accumulated depreciation	1,184	1,157
Deferred charges and other assets, net of amortization of
$2,319 and $1,655 respectively	10,663	12,181

Total Assets	$355,077	$346,699

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$280,668	$270,720
Recourse debt	26,383	29,351
Accounts payable and accrued liabilities	19,431	24,191
Deferred income	3,205	3,591
Accrued current income tax liability	12,123	2,992
Total Liabilities	341,810	330,845

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares issued and outstanding as of June 30, 2007
and December 31, 2006	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,302	17,238
Retained (deficit) earnings	(3,711)	(1,060)
Total Shareholders' Equity	13,267	15,854

Total Liabilities and Shareholders' Equity	$355,077	$346,699
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Paid-in	(Deficit)
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2006 (Audited)	5,229,954	$52	$(376)	$17,238	$(1,060)	$15,854
Net income	-	-	-	-	(161)	(161)
Dividends paid	-	-	-	-	(1,032)	(1,032)
Cumulative effect of change in accounting for FIN 48	-	-	-	-	(1,458)	(1,458)
Amortization of Trustee Restricted Shares	-	-	-	64	-	64
Balance June 30, 2007 (Unaudited)	5,229,954	$52	$(376)	$17,302	$(3,711)	$13,267
The accompanying notes are an integral part of those consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(In thousands)
(Unaudited)

	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$(161)	$958
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,581	4,074
Distribution to minority interests in excess of basis	1,827	2,646
Benefit for deferred income taxes	(2,229)	(716)
Equity in earnings-unconsolidated entities	(1,845)	(343)
Distribution of earnings from unconsolidated entities	346	339
Cost of land sales	4,356	3,666
Cost of home sales	3,816	8,521
Stock based compensation expense	104	102
Amortization of deferred loan costs	478	275
Changes in notes and accounts receivable	1,095	80
Additions to community development assets	(13,661)	(9,475)
Right of way easement	2,000	-
Homebuilding-construction expenditures	(393)	(4,354)
Deferred income-joint venture	(386)	130
Changes in accounts payable, accrued liabilities	(7,000)	(3,588)
Net cash (used in) provided by operating activities	(7,072)	2,315

CashFlows from Investing Activities
Investment in apartment construction	(233)	(7,747)
Change in investments - unconsolidated entities	1,513	(1)
Cash from newly consolidated properties	-	4,723
Change in restricted cash	(2,924)	(1,513)
Additions to rental operating properties, net	(4,708)	(18,795)
Other assets	863	248
Net cash used in investing activities	(5,489)	(23,085)

CashFlows from Financing Activities
Cash proceeds from debt financing	23,339	37,279
Payment of debt	(18,720)	(19,399)
County Bonds proceeds, net of undisbursed funds	5,645	1,077
Payments of distributions to minority interests	(1,827)	(2,646)
Dividends paid to shareholders	(1,032)	(3,232)
Net cash provided by financing activities	7,405	13,079

Net Decrease in Cash and Cash Equivalents	(5,156)	(7,691)
Cash and Cash Equivalents, Beginning of Period	27,459	21,156
Cash and Cash Equivalents, End of Period	$22,303	$13,465
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
The Company consolidates entities that are not variable interest entities as defined by Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46 (R)”) in which it owns, directly or indirectly, a majority voting interest in the entity.  In addition, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights in accordance with Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," (“EITF 04-05”).  The assets of consolidated real estate partnerships not 100% owned by the Company are generally not available to pay creditors of the Company.
        The consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc., and IGP Group Corp.  In addition, the consolidated group includes the following other entities:
Alturas del Senorial Associates Limited Partnership	LDA Group, LLC
American Housing Management Company	Milford Station I, LLC
American Housing Properties L.P.	Milford Station II, LLC
Bannister Associates Limited Partnership	Monserrate Associates Limited Partnership
Bayamon Garden Associates Limited Partnership	New Forest Apartments, LLC
Carolina Associates Limited Partnership S.E.	Nottingham South, LLC
Coachman's Apartments, LLC	Owings Chase, LLC
Colinas de San Juan Associates Limited Partnership	Palmer Apartments Associates Limited Partnership
Crossland Associates Limited Partnership	Prescott Square, LLC
Escorial Office Building I, Inc.	St. Charles Community, LLC
Essex Apartments Associates Limited Partnership	San Anton Associates S.E.
Fox Chase Apartments, LLC	Sheffield Greens Apartments, LLC
Headen House Associates Limited Partnership	Torres del Escorial, Inc.
Huntington Associates Limited Partnership	Turabo Limited Dividend Partnership
Interstate Commercial Properties, Inc.	Valle del Sol Associates Limited Partnership
Interstate General Properties Limited Partnership, S.E.	Village Lake Apartments, LLC
Jardines de Caparra Associates Limited Partnership	Wakefield Terrace Associates Limited Partnership
Lancaster Apartments Limited Partnership	Wakefield Third Age Associates Limited Partnership
Land Development Associates S.E.

The Company's investments in entities that it does not control are recorded using the equity method of accounting.  Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006.  The operating results for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

Cash Dividends
On February 28, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on March 28, 2007, to shareholders of record on March 14, 2007.  On May 15, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on June 13, 2007, to shareholders of record on May 30, 2007.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the six- and three-month periods ended June 30, 2007 and 2006.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the six- and three-month periods ended June 30, 2007 and 2006.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double-declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

The table below presents the major classes of depreciable assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Building	$ 264,410	$ 240,264
Building improvements	9,448	8,022
Equipment	13,673	12,569
	287,531	260,855
Less: Accumulated depreciation	146,832	142,458
	140,699	118,397
Land	25,512	23,649
Operating properties, net	$ 166,211	$ 142,046

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,184,000 and $1,157,000, net of accumulated depreciation of $2,202,000 and $2,101,000 respectively, as of June 30, 2007, and December 31, 2006, respectively.

Depreciation
Total depreciation expense was $4,581,000 and $4,074,000 for the six months ended June 30, 2007 and 2006, respectively, and $2,397,000 and $2,101,000 for the three months ended June 30, 2007 and 2006, respectively.

Impact of Recently Issued Accounting Standards

SFAS 157 and 159
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” and in February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact that SFAS 157 and SFAS 159 will have on our financial statements.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of June 30, 2007 and December 31, 2006 included Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $201,000 and $189,000 and for Lakeside of $168,000 and $172,000 as of June 30, 2007, and December 31, 2006, respectively.  All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third-party buyer purchased El Monte for $20,000,000; $17,000,000 in cash and $3,000,000 in two notes of $1,500,000 each that bear an interest rate of prime plus 2%, with a ceiling of 9%, and mature on December 3, 2009. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note.  The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received.  In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income.  The Company has no required funding obligations and management expects to wind up El Monte’s affairs in 2007.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan, which was amended in June 2006 and again in December 2006.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.   In the six and three months ended June 30, 2007, the joint venture delivered 30 and 16 lots to Lennar, recognizing $655,000 and $363,000 in deferred revenue, off-site fees and management fees and $218,000 and $125,000 of deferred costs, respectively.

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

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
June 30, 2007	$5,050	$27,861	$12,710	$45,621
December 31, 2006	5,142	27,726	12,154	45,022
Total Non-Recourse Debt
June 30, 2007	3,230	22,960	4,486	30,676
December 31, 2006	3,244	22,960	3,476	29,680
Total Other Liabilities
June 30, 2007	1,261	693	1,287	3,241
December 31, 2006	1,242	722	1,744	3,708
Total Equity
June 30, 2007	559	4,208	6,937	11,704
December 31, 2006	656	4,044	6,934	11,634
Company's Investment, net (1)
June 30, 2007	-	4,749	1,828	6,577
December 31, 2006	-	4,763	1,828	6,591

Summary of Operations:
Total Revenue
Six Months Ended June 30, 2007	$401	$1,821	$3,609	$5,831
Six Months Ended June 30, 2006	392	1,828	-	2,220
Three Months Ended June 30, 2007	231	912	1,735	2,878
Three Months Ended June 30, 2006	193	915	-	1,108
Net Income (Loss)
Six Months Ended June 30, 2007	(97)	937	3	843
Six Months Ended June 30, 2006	(58)	926	-	868
Three Months Ended June 30, 2007	(58)	469	3	414
Three Months Ended June 30, 2006	(31)	468	-	437
Company's recognition of equity in earnings
Six Months Ended June 30, 2007	(1)	346	-	345
Six Months Ended June 30, 2006	-	343	-	343
Three Months Ended June 30, 2007	(1)	173	-	172
Three Months Ended June 30, 2006	-	173	-	173

Notes:
(1)  Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Cash Flows:
Cash Flows from Operating Activities
Six Months Ended June 30, 2007	$50	$845	$3,149	$4,044
Six Months Ended June 30, 2006	77	1,032	132	1,241
Three Months Ended June 30, 2007	16	(17)	1,791	1,790
Three Months Ended June 30, 2006	24	173	721	918
Company's Share of Cash Flows from Operating Activities
Six Months Ended June 30, 2007	1	382	1,575	1,958
Six Months Ended June 30, 2006	1	467	66	534
Three Months Ended June 30, 2007	1	(8)	896	889
Three Months Ended June 30, 2006	-	78	361	439
Operating Cash Distributions
Six Months Ended June 30, 2007	-	794	-	794
Six Months Ended June 30, 2006	-	747	-	747
Three Months Ended June 30, 2007	-	383	-	383
Three Months Ended June 30, 2006	-	388	-	388
Company's Share of Operating Cash Distributions
Six Months Ended June 30, 2007	-	360	-	360
Six Months Ended June 30, 2006	-	339	-	339
Three Months Ended June 30, 2007	-	174	-	174
Three Months Ended June 30, 2006	-	176	-	176

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at June 30, 2007 and December 31, 2006 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	June 30,	December 31,
	From/To	From/To	2007	2006
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), (b), (c)	08-31-08/03-01-22	4%/8%	$ 26,255	$ 24,694
Investment Properties (d)	PAID	P+1.25%/6.98%	-	4,473
General obligations (e)	07-29-07/01-01-12	Non-interest
		bearing/8.10%	128	184
Total Recourse Debt			26,383	29,351

Non-Recourse Debt
Community Development (f)	11-23-07	Non-interest bearing	500	500
Investment Properties (g)	04-30-09/08-01-47	4.95%/10%	280,168	270,220
Total Non-Recourse Debt			280,668	270,720
Total debt			$ 307,051	$ 300,071

a)
As of June 30, 2007, $24,455,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed  of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of June 30, 2007, the Company was in compliance with these financial covenants.  However, no amounts were outstanding on the Revolver.

c)
On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.35% at June 30, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on June 30, 2007, was $1,800,000.

d)
The outstanding recourse debt within the investment properties was comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a two-year, $3,000,000 recourse note that the Company obtained in June 2005.  Both of these loans were repaid in full in January 2007.

e)
The general recourse debt outstanding as of June 30, 2007, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
In 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000.  The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due in November 2007.  The Company plans to annex the land into the St. Charles master plan community.

g)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of June 30, 2007, approximately $73,558,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens).  As of June 30, 2007, the balance of the construction loan was $25,390,000.  The construction loan will convert to a 40-year non-recourse permanent mortgage not later than September of 2007.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of June 30, 2007, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

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
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the six and three months ended June 30, 2007, the Company recognized $299,000 and $147,000 of interest income on these escrowed funds.
 As of June 30, 2007, ACPT is guarantor of $22,845,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of June 30, 2007, ACPT has guaranteed $24,455,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $1,800,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters
There have been no other material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
The Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits. The Company carries liability insurance against certain types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to the pending unresolved claims, and intends to continue to defend itself vigorously in these matters.
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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2007	2006	2007	2006

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$21	$19	$11	$9
Affiliates of J. Michael Wilson, CEO and Chairman		43	248	-	117
		$64	$267	$11	$126

Rental Property Revenues	(B)	$28	$-	$14	$-

Interest and Other Income
Unconsolidated real estate entities with third party partners		$4	$2	$2	$2

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$-	$19	$-	$-
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	11	5	7	(1)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		195	188	97	94
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(13)	(5)	(7)	(2)
Reimbursement of legal fees to attorney for J. Michael Wilson	(C4)	48	-	48	-
Consulting Fees -
James J. Wilson, IGC Chairman and Director	(C2)	100	100	50	50
Thomas J. Shafer, Trustee	(C3)	30	30	15	15
		$371	$337	$210	$156

BALANCE SHEET:				Balance	Balance
				June 30,	December 31,
				2007	2006

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman				$10	$128

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
Chastleton Associates, LP, previously owned by an affiliate of J. Michael Wilson, was sold to a third party during April 2007, resulting in a termination of our management agreement.  The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006.  Management fees generated by this property accounted for less than 1% of the Company’s total revenue.
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
(C)           Other
Other transactions with related parties are as follows:
1)
In 2005, the Company rented executive office space and other property from an affiliate in the United States pursuant to leases that were assigned to the new owners when the property was sold in January 2006.  In management’s opinion, all leases with affiliated persons were on terms at least as favorable as these generally available from unaffiliated persons for comparable property.

2)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IWT.
3)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.
4)	The Independent Trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson in connection with the preliminary work being done in seeking a strategic partner to recapitalize the company are in the best interest of the Company and the minority shareholders. Accordingly, the Independent Trustees authorized the Company to fund up to $170,000 of such costs, $48,000 of which had been incurred as of June 30, 2007.

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
In December 2004, a third party buyer purchased El Monte for $20,000,000:  $17,000,000 in cash and $3,000,000 in two notes of $1,500,000 each that bear an interest rate of prime plus 2%, with a ceiling of 9%, and mature on December 3, 2009.  The net cash proceeds from the sale of the real estate were distributed to the partners.  As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004.  El Monte distributed a $1,500,000 note to the Company in January 2005.  On January 24, 2007, the Company received $1,707,000 as payment in full of the principal balance and all accrued interest related to the El Monte note receivable.  Accordingly, the Company recorded $1,500,000 as equity in earnings and $207,000 as interest income.  As previously noted, the Company deferred revenue recognition on this note until the cash was received.

(7)	INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007.  The total amount of unrecognized tax benefits as of January 1, 2007, was $13,544,000.  Included in the balance at January 1, 2007, were $2,605,000 of tax positions that, if recognized, would impact the effective tax rate.
In accordance with our accounting policy, we recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties as a component of tax expense on the Consolidated Statements of Income.  This policy did not change as a result of the adoption of FIN 48.  Our Consolidated Statements of Income for the six and three months ended June 30, 2007, and our Consolidated Balance Sheet as of that date included interest of $551,000,  $282,000 and $2,181,000, respectively and penalties of $72,000, $14,000 and $669,000, respectively.
The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2003 through 2006 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2002 through 2006 remain subject to examination.  Within the next twelve months, the Company anticipates the payment of $252,000 related to a closing agreement being pursued with the Puerto Rico Treasury Department.  The Company does not anticipate any other payments related to settlement of any tax examinations.  Additionally, as certain United States and Puerto Rico income tax returns will no longer be subject to examination, and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $26,000 when the related statutes of limitations expire.

(8)	SEGMENT INFORMATION

ACPT has two reportable segments: U.S. operations and Puerto Rico operations. The Company's chief decision-makers allocate resources and evaluate the Company's performance based on these two segments. The U.S. segment is comprised of different components grouped by product type or service, to include:  investments in rental properties, community development and property management services. The Puerto Rico segment entails the following components: investment in rental properties, community development, homebuilding and property management services.  The U.S. segment bears substantially all of the corporate costs associated with being a public company and other corporate governance.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $3,309,000 for the six months ended June 30, 2007, which represents 13% of the U.S. segment's revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2007.

The following presents the segment information for the six months ended June 30, 2007 and 2006 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

Six Months Ended June 30, 2007 (Unaudited):	$	$	$	$
Rental property revenues	18,706	11,126	-	29,832
Rental property operating expenses	9,489	5,638	(13)	15,114
Land sales revenue	5,969	-	-	5,969
Cost of land sales	4,356	-	-	4,356
Home sales revenue	-	5,214	-	5,214
Cost of home sales	-	3,816	-	3,816
Management and other fees	208	313	(15)	506
General, administrative, selling and marketing expense	3,923	1,448	(3)	5,368
Depreciation and amortization	2,745	1,836	-	4,581
Operating income	4,370	3,915	1	8,286
Interest income	591	226	(55)	762
Equity in earnings from unconsolidated entities	(1)	1,846	-	1,845
Interest expense	6,226	3,166	(55)	9,337
Minority interest in consolidated entities	173	1,384	-	1,557
Income before provision/(benefit) for income taxes	(1,436)	1,563	-	127
Income tax provision/(benefit)	(481)	769	-	288
Net income	(955)	794	-	(161)
Gross profit on land sale	1,613	-	-	1,613
Gross profit on home sales	-	1,398	-	1,398
Total assets	254,637	102,060	(1,620)	355,077
Additions to long lived assets	4,519	422	-	4,941

Six Months Ended June 30, 2006 (Unaudited):	$	$	$	$
Rental property revenues	15,606	10,532	-	26,138
Rental property operating expenses	7,373	5,443	-	12,816
Land sales revenue	6,626	-	-	6,626
Cost of land sales	3,666	-	-	3,666
Home sales revenue	-	11,259	-	11,259
Cost of home sales	-	8,521	-	8,521
Management and other fees	269	296	-	565
General, administrative, selling and marketing expense	3,178	1,356	-	4,534
Depreciation and amortization	2,275	1,799	-	4,074
Operating income	6,009	4,968	-	10,977
Interest income	59	60	(18)	101
Equity in earnings from unconsolidated entities	-	343	-	343
Interest expense	4,048	3,170	(18)	7,200
Minority interest in consolidated entities	312	2,354	-	2,666
Income before provision/(benefit) for income taxes	1,710	(38)	-	1,672
Income tax provision/(benefit)	729	(15)	-	714
Net income	981	(23)	-	958
Gross profit on land sale	2,960	-	-	2,960
Gross profit on home sales	-	2,738	-	2,738
Total assets	208,106	109,767	(369)	317,504
Additions to long lived assets	24,208	908	-	25,116

The following presents the segment information for the three months ended June 30, 2007 and 2006 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

Three Months Ended June 30, 2007 (Unaudited):	$	$	$	$
Rental property revenues	9,801	5,621	-	15,422
Rental property operating expenses	4,864	2,907	(13)	7,758
Land sales revenue	2,214	-	-	2,214
Cost of land sales	1,440	-	-	1,440
Home sales revenue	-	2,126	-	2,126
Cost of home sales	-	1,530	-	1,530
Management and other fees	98	160	(15)	243
General, administrative, selling and marketing expense	2,176	732	(3)	2,905
Depreciation and amortization	1,474	923	-	2,397
Operating income	2,159	1,815	1	3,975
Interest income	294	11	(25)	280
Equity in earnings from unconsolidated entities	(1)	173	-	172
Interest expense	3,160	1,585	(25)	4,720
Minority interest in consolidated entities	173	12	-	185
Income before provision/(benefit) for income taxes	(879)	459	-	(420)
Income tax provision/(benefit)	(406)	171	-	(235)
Net income	(473)	288	-	(185)
Gross profit on land sale	774	-	-	774
Gross profit on home sales	-	596	-	596
Total assets	254,637	102,060	(1,620)	355,077
Additions to long lived assets	1,693	195	-	1,888

Three Months Ended June 30, 2006 (Unaudited):
Rental property revenues	8,059	5,288	-	13,347
Rental property operating expenses	3,834	2,794	-	6,628
Land sales revenue	2,682	-	-	2,682
Cost of land sales	1,440	(10)	-	1,430
Home sales revenue	-	7,234	-	7,234
Cost of home sales	-	5,487	-	5,487
Management and other fees	128	147	-	275
General, administrative, selling and marketing expense	1,496	606	-	2,102
Depreciation and amortization	1,199	902	-	2,101
Operating income	2,900	2,890	-	5,790
Interest income	34	15	(18)	31
Equity in earnings from unconsolidated entities	-	173	-	173
Interest expense	2,115	1,602	(18)	3,699
Minority interest in consolidated entities	304	1,297	-	1,601
Income before provision/(benefit) for income taxes	515	237	-	752
Income tax provision/(benefit)	228	67	-	295
Net income	287	170	-	457
Gross profit on land sale	1,242	10	-	1,252
Gross profit on home sales	-	1,747	-	1,747
Total assets	208,106	109,767	(369)	317,504
Additions to long lived assets	20,228	842	-	21,070

(9)	SUBSEQUENT EVENTS

Cash Dividend
On August 13, 2007, the Board of Trustees declared a $0.10 per share cash dividend on its common shares, payable on September 12, 2007, to shareholders of record as of August 28, 2007.

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
Refer to the Company’s 2006 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the six months ended June 30, 2007, there were no material changes to our policies except as noted above related to the implementation of FIN 48.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2007 (unaudited), with the results of operations of the Company for the six and three months ended June 30, 2006 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations - U.S. Operations:
For the six- and three-month periods ended June 30, 2007, our U.S. segment generated $4,370,000 and $2,159,000 of operating income compared to $6,009,000 and $2,900,000 of operating income generated by the segment for the same periods in 2006, respectively. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of June 30, 2007, nineteen U.S.-based apartment properties in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portions of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest expense.
As of June 30, 2007, thirteen of the consolidated properties were market rent properties, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, a portion of our units at some of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes four of the properties and the two remaining properties are a mix of subsidized units and market rent units. HUD dictates the rents of the subsidized units.

Apartment Construction and Acquisitions
On January 31, 2007, we completed the newest addition to our rental apartment portfolio located in St. Charles' Fairway Village, the Sheffield Greens Apartments.  The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet.  Leasing efforts continue to be successful, with 98% of the total complex leased as of June 30, 2007.
On April 28, 2006, the Company acquired two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000.  All of the acquired properties are operated as market rate properties.

Six months ended
For the six months ended June 30, 2007, rental property revenues increased $3,100,000 or 20% to $18,706,000 compared to $15,606,000 for the same period in 2006.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, Milford Station I and Milford Station II which accounted for approximately $2,335,000 of the difference.  The increase was also attributable to an overall 5% increase in rents between periods.  These rental revenue increases were offset in part by an increase in our vacancy rate, primarily resulting from the supply of new units to the area upon completion of the Sheffield Greens Apartments.  As Sheffield became fully occupied in the 2nd quarter, we have seen increased absorption of vacant units at our other competing properties.
 Rental property operating expenses increased $2,116,000 or 29% for the second quarter of 2007 to $9,489,000 compared to $7,373,000 for the second quarter of 2006.  The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, Milford Station I and Milford Station II, which accounted for approximately $1,236,000 of the difference.  The remainder of the increase resulted from overall inflationary adjustments as well as specific increases in advertising, security, office and maintenance salaries, utilities, rehabilitation and concessions awarded to residents.  We are currently working to reduce our overall operating expenses.  Specific reduction efforts include reducing advertising and concessions expenses now that Sheffield Greens is leased and occupancy rates at other competing properties are increasing.  We are also pursuing measures to reduce security expenditures.

Three months ended
For the three months ended June 30, 2007, rental property revenues increased $1,742,000 or 22% to $9,801,000 compared to $8,059,000 for the same period in 2006.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, Milford Station I and Milford Station II which accounted for approximately $1,287,000 of the difference.  The increase was also attributable to an overall 5% increase in rents between periods.  These rental revenue increases were offset in part by an increase in our vacancy rate in the US, primarily resulting from the supply of new units to the area upon completion of the Sheffield Greens Apartments.  As Sheffield became fully occupied in the 2nd quarter, we have seen increased absorption of vacant units at our other competing properties.
 Rental property operating expenses increased $1,030,000 or 27% for the second quarter of 2007 to $4,864,000 compared to $3,834,000 for the second quarter of 2006.  The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, Milford Station I and Milford Station II, which accounted for approximately $628,000 of the difference.  The remainder of the increase resulted from overall inflationary adjustments as well as specific increases in advertising, security, office and maintenance salaries, rehabilitation and concessions awarded to residents.  We are currently working to reduce our overall operating expenses.  Specific reduction efforts include reducing advertising and concessions expenses now that Sheffield greens is leased and occupancy rates at other competing properties are increasing.  We are also pursuing measures to reduce security expenditures.

Community Development – U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement. Based on 200 lot sales per year, it is estimated that lot settlements will take place through 2015. Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to 30% of the base price of the home sold on the lot. Additional revenue exceeding the established take down price per lot will be recognized upon Lennar’s settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are fairly consistent within any given village in St. Charles. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are generally cyclical.
Community development land sales revenue decreased $657,000 or 10% for the six months ended June 30, 2007, to $5,969,000 as compared to $6,626,000 for the six months ended June 30, 2006.  The overall decrease was primarily the result of a decrease in the number of residential lots settled during the first six months of 2007, offset in part by an increase in the amount of commercial sales for the period.
Community development land sales revenue decreased $468,000 or 17% for the three months ended June 30, 2007, to $2,214,000 as compared to $2,682,000 for the three months ended June 30, 2006.  The overall decrease for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted from decreased commercial sales and decreased true-up payments received, offset in part by an increase in the number of residential lots delivered. Further discussion of the components of this variance is as follows:

Residential Land Sales
For the six months ended June 30, 2007, we recognized $1,579,000 related to the delivery of 17 residential lots to Lennar, of which 14 were townhome lots and 3 were single-family lots, as compared to $3,317,000 related to 26 single-family lots delivered in the six months ended June 30, 2006.  For the six months ended June 30, 2007, we delivered 14 townhome lots to Lennar, recognizing as revenue an average price of $87,560 per lot, which includes the initial recognition of $85,000 per lot plus water and sewer fees, road fees and other off-site fees.  The Company also delivered 3 single family lots to Lennar, recognizing as revenue an average price of $117,860 per lot, which includes the initial recognition of $115,300 per lot plus water and sewer fees, road fees and other off-site fees.  For the six months ended June 30, 2006, we delivered 26 single family lots to Lennar, recognizing as revenue an average price of $127,560 per lot, which includes the initial recognition of $125,000 per lot plus water and sewer fees, road fees and other off-site fees.
For the three months ended June 30, 2007, we recognized $967,000 related to the delivery of 10 residential lots to Lennar, of which 7 were townhome lots and 3 were single-family lots, as compared to $765,000 related to 6 single-family lots delivered in the three months ended June 30, 2006.  For the three months ended June 30, 2007, we delivered 7 townhome lots to Lennar, recognizing as revenue an average price of $87,560 per lot, which includes the initial recognition of $85,000 per lot plus water and sewer fees, road fees and other off-site fees.  The Company also delivered 3 single family lots to Lennar, recognizing as revenue an average price of $117,860 per lot, which includes the initial recognition of $115,300 per lot plus water and sewer fees, road fees and other off-site fees.  For the three months ended June 30, 2006, we delivered 6 single family lots to Lennar, recognizing as revenue an average price of $127,560 per lot, which includes the initial recognition of $125,000 per lot plus water and sewer fees, road fees and other off-site fees.
As of June 30, 2007, 1,626 lots remained under contract to Lennar of which 154 single family lots and 39 townhome lots were developed and ready for delivery.
In addition to initial lot settlement, during the first six months of 2007 and 2006 we also recognized $1,075,000 and $1,707,000, respectively, of additional revenue for lots that were previously sold to Lennar in 2006 and 2005.  During the second quarter of 2007 and 2006, we recognized $761,000 and $1,115,000, respectively, of additional revenue for lots previously sold to Lennar.  This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the six months ended June 30, 2007, we sold 5.78 commercial acres in St. Charles for $2,660,000 as compared to 10.46 acres for $1,602,000 for the six months ended June 30, 2006.  For the three months ended June 30, 2007, we did not close any contracts for commercial acres, but did recognize $123,000 of revenue related to work completed on incomplete parcels previously sold as compared to the sale of 7.81 acres for $802,000 for the three months ended June 30, 2006.  As of June 30, 2007, our commercial sales backlog contained 95.22 acres under contract for a total of $16,941,000.

St. Charles Active Adult Community, LLC – Land Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project’s development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company’s investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan which was amended in June 2006 and again in December 2006.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.

In the six and three months ended June 30, 2007, the joint venture delivered 30 and 16 lots to Lennar as compared to none for the six and three months ended June 30, 2006.  Accordingly, for the six and three months ended June 30, 2007, the Company recognized $655,000 and $363,000 in deferred revenue, off-site fees and management fees and $218,000 and $125,000 of deferred costs.

Gross Margin on Land Sales
The gross margin on land sales for the six and three months ended June 30, 2007, were 27% and 35% as compared to 45% and 46% for the same period of 2006.  Gross margins differ from period to period depending on the mix of land sold.  In the six months ended June 30, 2007, our commercial acres represented a significant portion of our land sales and the commercial parcels sold had lower margins than our residential lot sales.  For the commercial sales in the six and three months ended June 30, 2006, the parcels sold had higher margins relative to those sold in the same periods of 2007.  The gross margins on our residential land sales for the U.S. have remained relatively stable for the six and three months ended June 30, 2007, and the six and three months ended June 30, 2006.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $3,309,000 for the six months ended June 30, 2007, which represents 13% of the U.S. segment’s revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2007.  However, loss of all or a substantial portion of our land sales, as well as the joint venture’s land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

Management and Other Fees – U.S. Operations:
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
For the six and three months ended June 30, 2007, management fees decreased $61,000 and $30,000, respectively as compared to the six and three months ended June 30, 2006.  These amounts only include the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

General, Administrative, Selling and Marketing Expense – U.S. Operations:
The costs associated with the oversight of our U.S. operations, accounting, human resources, office management and technology, as well as corporate and other executive office costs are included in this section. ARMC employs the centralized office management approach for its property management services for our properties located in St. Charles, Maryland, our properties located in the Baltimore, Maryland area and the property in Virginia and, to a lesser extent, the other properties that we manage. Our unconsolidated and managed-only apartment properties reimburse ARMC for certain costs incurred at the central office that are attributable to the operations of those properties. In accordance with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.
General, administrative, selling and marketing costs incurred within our U.S. operations increased $745,000 to $3,923,000 for the six months of 2007 compared to $3,178,000 for the same period of 2006.  The 23% increase is primarily attributable to increases in our consulting and legal fees related to strategic planning including fees associated with an evaluation of a recapitalization of the company, and consulting services provided for our FIN 48 implementation during the first quarter of 2007, as well as other increases in salaries and benefits related to the quarterly accrual in 2007 of estimated management bonuses.  The increases were offset in part by decreases in audit and accounting expenses as a result of the non-recurring work in the first quarter of 2006 related to the closing agreement reached with the IRS, as well as decreases in our share appreciation rights expense and corporate donations.
General, administrative, selling and marketing costs incurred within our U.S. operations increased $680,000 to $2,176,000 for the three months ended June 30, 2007, compared to $1,496,000 for the same period of 2006.  The 45% increase is primarily attributable to increases in our consulting and legal services related to strategic planning including an evaluation of a recapitalization of the company, as well as other increases in salaries and benefits related to the quarterly accrual in 2007 of estimated management bonuses.  The Company also experienced an increase in share appreciation rights expense for the quarter to date period as a result of a decrease in fair value recorded in the second quarter of 2006.  The increases were offset in part by decreases corporate donations.
We anticipate additional costs will be incurred as part of the company’s strategic planning activities noted above.  These costs include, but are not limited to, legal fees, consulting fees, and fees paid to the Special Committee to the Board of Trustees.

Depreciation Expense – U.S. Operations:
Depreciation expense increased $470,000 to $2,745,000 for the first six months of 2007 compared to $2,275,000 for the same period in 2006.  The depreciation expense also increased $275,000 to $1,474,000 compared to $1,199,000 for the three months ended June 30, 2006.  The year to date and quarter to date increases in depreciation are primarily the result of depreciation related to the acquisitions of Milford Station I and Milford Station II and the depreciation related to Sheffield Greens Apartments, all of which accounted for $308,000 and $221,000 of the variances, respectively.  The balance of the increases relate to the recent refinancings of several properties at the end of 2006 and beginning of 2007.  The Company used part of the proceeds to make significant investments in capital improvements at these properties resulting in increased depreciation expense for both the year to date and quarter to date.

Interest Income – U.S. Operations:
Interest income increased $532,000 to $591,000 for the six months ended June 30, 2007, as compared to $59,000 for the six months ended June 30, 2006.  The increase was primarily attributable to $299,000 of interest income accrued on the undistributed bond proceeds held in escrow by Charles County for the six months ended June 30, 2007.  The Company reached a written agreement with the County regarding interest earned on amounts held in escrow by the County, but not yet drawn by the Company, whereby the Company is now able to accrue investment income on the related receivables.  In addition, the Company earned $230,000 on investments of cash received from the various apartment partnership refinancings at the end of last year and the beginning of this year and has earned interest accordingly.
Interest income increased $260,000 to $294,000 for the three months ended June 30, 2007, as compared to $34,000 for the three months ended June 30, 2006.  The increase was primarily attributable to $147,000 of interest income accrued on the undistributed bond proceeds held in escrow by Charles County for the three months ended June 30, 2007.  The Company reached a written agreement with the County regarding interest earned on amounts held in escrow by the County, but not yet drawn by the Company, whereby the Company is now able to accrue investment income on the related receivables.  In addition, the Company earned $115,000 on investments of cash received from the various apartment partnership refinancings at the end of last year and the beginning of this year and has earned interest accordingly.

Interest Expense – U.S. Operations:
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
Interest expense increased $2,578,000 for the first six months of 2007 to $6,626,000, as compared to $4,048,000 for the same period of 2006.  Interest expense increased $1,045,000 for the second quarter of 2007 to $3,160,000 as compared to $2,115,000 for the same period of 2006.  The year to date and quarter to date increases were primarily attributable to interest expense incurred at new properties, including Sheffield Greens Apartments, Milford Station I and Milford Station II all of which accounted for $890,000 and $400,000 of the increase, respectively.  In addition, the refinancing of several apartment mortgages during the fourth quarter of 2006 and early first quarter 2007 increased interest expense at Fox Chase Apartments, LLC, New Forest Apartments, LLC, Coachman’s Apartments LLC and Village Lake Apartments, LLC.  Additionally, interest expense increased as a result of accrued interest on uncertain tax positions associated with our implementation of FIN 48 in the first quarter 2007.
For the six and three months ended June 30, 2007, $601,000 and $319,000 of interest cost was capitalized.  During the same period in 2006, $732,000 and $443,000 of interest cost was capitalized.

Provision for Income Taxes – U.S. Operations:
The effective tax rates for the six and three months ended June 30, 2007, and June 30, 2006, were 33% and 46% and 43% and 44%, respectively.  The statutory rate is 40%.  The effective tax rate for 2007 differs from the statutory rate due to the relatively small net losses for the six and three months ended June 30, 2007, the related benefit for which, was partially offset by accrued penalties on uncertain tax positions as part of the implementation of FIN 48.  The effective tax rates for 2006 differ from the statutory rate due to certain permanent differences and state taxes.

Results of Operations – Puerto Rico Operations:
For the six months ended June 30, 2007, our Puerto Rico segment generated $3,915,000 of operating income compared to $4,968,000 of operating income generated by the segment for the same period in 2006.  For the three months ended June 30, 2007, our Puerto Rico segment generated $1,815,000 of operating income compared to $2,890,000 of operating income for the same period of 2006.  Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses – Puerto Rico Operations:
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

Six Months
Rental property revenues increased $594,000 or 6% to $11,126,000 for the six months ended June 30, 2007 compared to $10,532,000 for the same period of 2006.  The year to date increase in our rental property revenues was primarily the result of an overall rent increases of 3% from HUD on our multifamily apartment properties.  The multifamily apartment properties also experienced a 20% increase in other revenues.  In addition, rents for our commercial rental property, EOB, increased 89% for the year to date period as tenants occupied the new office building.
Rental property operating expenses increased $195,000 or 4% to $5,638,000 for the six months ended June 30, 2007 compared to $5,443,000 for the same period of 2006.  The year to date increase was the result of a 2% increase to our multifamily apartment properties operating expenses driven by overall inflationary adjustments as well as specific above inflation increases noted in utilities and repairs.  In addition, operating expenses for our commercial rental property, EOB, increased 27% for the year to date period as a result of increased occupancy.

Three Months
Rental property revenues increased $333,000 or 6% to $5,621,000 for the three months ended June 30, 2007 compared to $5,288,000 for the same period of 2006.  The quarter to date increase in our rental property revenues was primarily the result of an overall rent increases of 3% from HUD on our multifamily apartment properties.  The multifamily apartment properties also experienced a 20% increase in other revenues.  In addition, rents for our commercial rental property, EOB, increased 96% for the three-month period as a result of lease up efforts and new tenants.
Rental operating expenses increased $113,000 or 4% to $2,907,000 for the three months ended June 30, 2007 compared to $2,794,000 for the same period in 2006.  The quarter to date increase was the result of a 3% increase to our multifamily apartment properties operating expenses driven by overall inflationary adjustments as well as specific above inflation increases noted in utilities and repairs.  In addition, operating expenses for our commercial rental property, EOB, increased 24% for the three-month period as a result of increased occupancy.

Community Development – Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There were no community development land sales during the six and three months ended June 30, 2007 and 2006.  There were no commercial contracts for commercial sales in backlog at June 30, 2007.

Homebuilding – Puerto Rico Operations:
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
For the six months ended June 30, 2007, homebuilding revenues decreased $6,045,000 or 54% to $5,214,000 as compared to $11,259,000 for the six months ended June 30, 2006.  The decrease in year to date revenues was primarily driven by a decrease in the number of units sold in the respective periods, offset in part by an increase in the per unit selling prices.  For the six months ended June 30, 2007, the company sold 20 units at an average selling price of $261,000 as compared to 45 units at an average selling price of $250,000 per unit for the same period of 2006.
For the three months ended June 30, 2007, homebuilding revenues decreased $5,108,000 or 71% to $2,126,000 as compared to $7,234,000 for the three months ended June 30, 2006.  The decrease in quarter to date revenues was also primarily driven by a decrease in the number of units sold in the respective periods, offset in part by an increase in the per unit selling prices.  For the three months ended June 30, 2007, the company sold 8 units at an average selling price of $266,000 as compared to 29 units at an average selling price of $249,000 per unit for the same period of 2006.
The gross margin for the six and three months ended June 30, 2007 were 27% and 28%, respectively, while for the six and three months of 2006 were 24% for both periods.   The increases in the gross profit margin are attributable to an increase in the sales prices of the units in the third and fourth buildings.
As of June 30, 2007, 3 units of Torres were under contract at an average selling price of $300,000 per unit.  Each sales contract is backed by a $6,000 deposit.  For the six months ended June 30, 2007, the Company had 13 new contracts and 5 canceled contracts.  For the same period in 2006, the Company had 33 new contracts and 27 canceled contracts.  The Puerto Rico real estate market has slowed substantially since the second quarter of 2006.  The reduction of new contracts and the reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline.  The Company currently anticipates that the remaining 30 units in Torres will sell during the balance of 2007 and into the first quarter of 2008 and that its current pricing remains competitive.

Management and Other fees – Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial.  This section includes only the fees earned from the non-owned managed entities.  The fees earned from the controlled properties are eliminated in consolidation.
Management fees increased 6% or $17,000 to $313,000 for the six months ended June 30, 2007, as compared to $296,000 for the same period of 2006.  During the three months ended June 30, 2007 management fees increased 9% or $13,000 to $160,000 as compared to $147,000 for the same period of 2006.  The year to date and quarter to date increases in our management fees resulted from increases in the annual rents in the non-owned apartment properties and from increases in the managed fees received from Parque Escorial Association during the respective periods.

General, Administrative, Selling and Marketing Expenses – Puerto Rico Operations:
The costs associated with the oversight of our operations, accounting, human resources, office management and technology are included within our general, administrative, selling and marketing expenses.  The apartment properties reimburse IGP for certain costs incurred at IGP’s office that are attributable to the operations of those properties.  In accordance with EITF 01-14 the costs and reimbursement of these costs are not included within this section but rather, they are reflected as separate line items on the consolidated income statement.  Due to the fact that our corporate office is in our office building, EBO, rent expense and parking expenses are eliminated in consolidation.
General, administrative, selling and marketing expenses increased 7% or $92,000 to $1,448,000 during the six months ended June 30, 2007, as compared to $1,356,000 for the same period of 2006.  The increase is primarily attributable to increases in salaries and benefits related to the accrual in 2007 of quarterly management bonuses.
During the quarter ended June 30, 2007, general, administrative, selling and marketing increased 21% or $126,000 to $732,000 as compared to $606,000 for the same period of 2006.  The increase is primarily attributable to increases in salaries and benefits related to the accrual in 2007 of quarterly management bonuses and an increase in share appreciation rights expense for the quarter to date period as a result of a decrease in fair value recorded in the second quarter of 2006.

Depreciation Expense – Puerto Rico Operatio
        Depreciation expense for the six months ended June 30, 2007 increased $37,000 or 2% to $1,836,000 as compared to $1,799,000 for the six months ended June 30, 2006.  Depreciation expense for the three months ended June 30, 2007 increased $21,000 or 2% to $923,000 as compared to $902,000 for the six months ended June 30, 2006.  The nominal increases in the year to date and quarter to date amounts relate to depreciation expense due to the replacement of elevators in select apartment properties.  In addition, the depreciation expense increased due to the relocation of our offices primarily related to our corporate office furniture and leasehold improvements.

Interest Income – Puerto Rico Operations:
Interest income for the six months ended June 30, 2007 increased $166,000 to $226,000 as compared to $60,000 for the same period of 2006.  The increase in year to date interest income was primarily attributable to the recognition of interest income on the El Monte note receivable.  The note originated as part of the sale of the complex in December 2004, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, the interest income on this note was also deferred until the interest payment was received, which occurred in January 2007.  Interest income for the three months ended June 30, 2007 decreased $4,000 to $11,000 as compared to $15,000 for the same period of 2006.

Equity in Earnings from Unconsolidated Entities – Puerto Rico Operations:
We account for our limited partner investment in the commercial rental property owned by ELI and El Monte under the equity method of accounting.  The earnings from our investment in commercial rental property are reflected within this section.  The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.
Equity in earnings from unconsolidated entities for the six and three months ended June 30, 2007 was $1,846,000 and $173,000, respectively, compared to $343,000 and $173,000 for the same periods of 2006.  The year to date increase of $1,503,000 was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

Interest Expense – Puerto Rico Operations:
The Company considers interest expense on all Puerto Rico debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified a weighted average rate including all other debt of the Puerto Rico segment is applied.  Any excess interest is reflected as interest expense.  For 2007 and 2006, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.
For the six months ended June 30, 2007, interest expense decreased $4,000 or less than 1% to $3,166,000 as compared to $3,170,000 for the same period of 2006.  For the three months ended June 30, 2007, interest expense decreased $17,000 or 1% to

$1,585,000 as compared to $1,602,000 for the same period of 2006.  The year to date and quarter to date decreases are nominal and resulted from self amortizing mortgages on our multifamily apartment partnerships offset in part by decreased interest capitalized as a function of amounts available for interest capitalization between the respective periods.
For the six and three months ended June 30, 2007, $78,000 and $39,000 of interest cost was capitalized.  During the same periods in 2006, $496,000 and $224,000 of interest cost was capitalized.  The decrease in amounts of interest capitalized was due to the substantial completion of our Torres project at the end of 2006 as completed units are not considered qualifying assets for the purposes of interest capitalization.

Minority Interest in Consolidated Entities – Puerto Rico Operations:
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
Minority interest for the six and three months period ended June 30, 2007 were $1,384,000 and $12,000, respectively.  Minority interest for the six and three months period ended June 30, 2006 were $2,354,000 and $1,297,000, respectively.    The $970,000 decrease in minority interest expense for the six months ended June 30, 2007 as compared to the six month period ended June 30, 2006 was primarily the result of regular distributions from the surplus cash and refinancing to the minority owners in excess of their basis from our consolidated apartment partnerships.  In the first quarter of 2007, the company made refinancing distributions of $400,000 to the limited partners of Carolina Associates related to the mortgage refinancing of the related properties.  In the second quarter of 2006, the Company made distributions of $1,100,000 to the limited partners of Colinas de San Juan related the mortgage refinancing of the related properties.  The Colinas distribution also represents the primary component of the $1,285,000 decrease in minority interest expense for the three months ended June 30, 2007 as compared to the three month period ended June 30, 2006.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for the six and three months ended June 30, 2007 and 2006 were 49% and 37% and 39% and 28%, respectively. The statutory rate is 29%.  The difference in the statutory tax rate and the effective tax rate for the six months ended June 30, 2007 is primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain recorded in the first quarter 2007 related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase for the six months ended June 30, 2007. In addition, the effective tax rate for the three months ended June 30, 2007 was affected by the true-up of certain permanent differences. For the six month period ended June 30, 2006, the effective tax rate was greater than the statutory rate due to a relatively small net loss for the period, which was disproportionately impacted by non-taxable items, such as the tax exempt income received from our commercial partnership ELI, SE, offset in part by deferred taxes on items for which no current benefit may be recognized.  The effective rate for the three months ended June 30, 2006 did not differ substantially from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of June 30, 2007, the Company had cash and cash equivalents totaling $22,303,000 and restricted cash totaling $22,601,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2007	2006

Operating Activities	$(7,072)	$2,315
Investing Activities	(5,489)	(23,085)
Financing Activities	7,405	13,079
Net Decrease in Cash	$(5,156)	$(7,691)

For the six months ended June 30, 2007, operating activities used $7,072,000 of cash flows compared to $2,315,000 of cash flows provided by operating activities for the six months ended June 30, 2006.  The $9,387,000 decrease in cash flows from operating activities for the second quarter of 2007 compared to the same period in 2006 is primarily related to the $6,045,000 decrease in homebuilding sales in the second quarter 2007 as compared to 2006.  Operating cash flows were also impacted by the additions to our community development assets for the six months ended June 30, 2007, which were $4,186,000 in excess of the additions during the same period of 2006.  The Company continues to invest a significant amount into infrastructure within St. Charles.  In addition, the company significantly reduced accounts payable and accrued liabilities during the six months ended June 30, 2007 related to payments on outstanding development expenditures and other payables at year end.  These uses of cash were offset by a decrease of $3,961,000 in our homebuilding expenditures for the six months ended June 30, 2007, as compared to the same period in 2006.  As of June 30, 2007, the Torres project was substantially complete, whereas it was undergoing significant construction during the first half of 2006.  In addition, the company received a $2,000,000 fee during the second quarter 2007 related to a right of way agreement.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as other changes in our receivables and payables.
For the six months ended June 30, 2007, net cash used in investing activities was $5,489,000 compared to $23,085,000 for the same period of 2006.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The change in cash related to investing activities was primarily the result of acquiring the Milford I and Milford II properties during the six months ended June 30, 2006.  In addition, we completed the construction of Sheffield Greens Apartments during the first quarter of 2007, whereas during the first half of 2006 we invested $7,747,000 in construction.  These differences were partially offset by the 11 additional properties added to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, at which point we added $4,723,000 to the consolidated cash balance.
For the six months ended June 30, 2007, net cash provided by financing activities was $7,405,000 as compared to $13,079,000 for the six months ended June 30, 2006.  The decrease in cash provided by financing activities was primarily the result of reduced proceeds from debt financing, related to the mortgages for the Milford I and Milford II acquisition.  In addition, cash flows from financing activities were decreased by the timing of distribution payments made to minority interests as well as decreased dividends to shareholders.  Distributions to limited partners decreased as a result of reduced refinancing distributions between periods.  Dividends to shareholders were reduced as a result of a non-recurring special dividend distribution made in the first half of 2006.  Partially offsetting these decreases was an increase in draws on the Charles County bond escrow as construction of infrastructure within St. Charles continues.

Contractual Financial Obligations
The following chart reflects our contractual financial obligations as of June 30, 2007:

	Payments Due By Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Recourse debt-community development
and homebuilding	$ 26,255	$ 1,390	$ 4,752	$ 3,229	$ 16,884
Capital lease obligations	128	27	59	35	7
Total Recourse Debt	26,383	1,417	4,811	3,264	16,891

Non-recourse debt-community development	500	500	-	-	-
Non-recourse debt-investment properties	280,168	3,750	14,749	9,089	252,580
Total Non-Recourse Debt	280,668	4,250	14,749	9,089	252,580

Operating lease obligations	942	298	540	104	-
Purchase obligations	30,148	16,050	13,923	50	125
Total contractual financial obligations	$ 338,141	$ 22,015	$ 34,023	$ 12,507	$ 269,596

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  The Company was in compliance with these financial covenants as of June 30, 2007.  As of June 30, 2007, no amounts were outstanding on the Revolver.  Management currently expects to fund development operations from current cash balances and operating cash flows rather than borrowings from the line of credit.
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
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company. For the six and three months ended June 30, 2007, the Company recognized $299,000 and $147,000 of interest income on these escrowed funds.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The homebuilding and land assets in Parque Escorial are unencumbered as of June 30, 2007.  On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.35% at June 30, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on June 30, 2007, was $1,800,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of June 30, 2007, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
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

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of June 30, 2007, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").  There were no significant changes to our non-recourse debt obligations during the six months ended June 30, 2007.

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

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, non-recurring expenditures and dividends to common shareholders.  The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. However, the Company has noted a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  In addition, reduced demand for our commercial property could result in significantly reduced prices of our commercial real estate and adversely impact our cash flows.  Currently, anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the year. However, there are no assurances that these funds will be generated.
We are actively seeking additions to our multifamily apartment property portfolio and our real estate holdings.  We are currently pursuing various opportunities to purchase additional multifamily apartment properties in the Baltimore, Maryland and Washington, D.C. areas.   For the remainder of 2007 and into 2008, the Company plans to explore opportunities in Florida while continuing its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations as needed.  Future acquisitions may be financed through a combination of Company equity, third-party equity and market rate mortgages. For the remainder of 2007 and into 2008, we may seek additional development loans and permanent mortgages for continued development and expansion of St. Charles and Parque Escorial and other potential rental property opportunities.
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
As of June 30, 2007, there have been no material changes in the Company's financial market risk since December 31, 2006, as discussed in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

During the preparation of the Company's 2004 tax returns in the fourth quarter 2005, the Company became aware that certain intercompany interest income was subject to U.S. withholding tax when the interest was paid and certain income from its Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. The Company determined that neither the obligation to pay the withholding tax or exposure related to the tax status had been previously accrued. Accordingly, the Company announced on November 15, 2005, that the Company would restate financial statements for the periods covered in its Form 10-K for the fiscal year ended December 31, 2004, and the Forms 10-Q for the first two quarters of fiscal 2005 to correct previously reported amounts related to these income tax matters.
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

ACPT held its 2007 Annual Meeting of Shareholders on June 6, 2007.  At the Meeting, shareholders elected two individuals to serve as trustees for a three year timer to expire at the Annual Meeting in 2010.

The results of the voting were as follows:

Trustee	Votes For	Votes Withheld
J. Michael Wilson	4,247,236	200
Thomas J. Shafer	4,246,986	450

        The terms of Edwin L. Kelly, Thomas S. Condit, Antonio Ginorio, and T. Michael Scott continued after the meeting and each continue to serve as a trustee.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Summary of Non-Employee Trustee Compensation
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 13, 2007	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 13, 2007	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: August 13, 2007	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer