Form 10-Q
period 2007-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2007-11-14
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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

Yes ☐ No ☒

As of November 8, 2007, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2007

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenues
Rental property	$45,249	$39,946
Community development-land sales	8,032	11,317
Homebuilding-home sales	6,113	16,343
Management and other fees, substantially all from related entities	756	885
Reimbursement of expenses related to managed entities	1,307	1,622
Total revenues	61,457	70,113

Expenses
Rental property operating expenses	22,901	19,763
Cost of land sales	5,930	6,156
Cost of home sales	4,399	12,310
General, administrative, selling and marketing	8,600	6,703
Depreciation and amortization	7,009	6,239
Expenses reimbursed from managed entities	1,307	1,622
Total expenses	50,146	52,793

Operating Income	11,311	17,320

Other income (expense)
Interest and other income	1,178	838
Equity in earnings from unconsolidated entities	2,020	510
Interest expense	(14,037)	(10,915)
Minority interest in consolidated entities	(1,750)	(2,997)

Income (loss) before provision (benefit) for income taxes	(1,278)	4,756
Provision (benefit) for income taxes	(19)	1,754

Net (loss) income	$(1,259)	$3,002

Earnings per share
Basic	$(0.24)	$0.58
Weighted average shares outstanding
Basic	5,205	5,199
Diluted	5,212	5,199
Cash dividends per share	$0.30	$0.73
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenues
Rental property	$15,417	$13,808
Community development-land sales	2,063	4,691
Homebuilding-home sales	899	5,084
Management and other fees, substantially all from related entities	250	320
Reimbursement of expenses related to managed entities	414	518
Total revenues	19,043	24,421

Expenses
Rental property operating expenses	7,787	6,947
Cost of land sales	1,574	2,490
Cost of home sales	583	3,789
General, administrative, selling and marketing	3,232	2,169
Depreciation and amortization	2,428	2,165
Expenses reimbursed from managed entities	414	518
Total expenses	16,018	18,078

Operating Income	3,025	6,343

Other income (expense)
Interest and other income	288	620
Equity in earnings from unconsolidated entities	175	167
Interest expense	(4,700)	(3,715)
Minority interest in consolidated entities	(193)	(331)

Income (loss) before provision (benefit) for income taxes	(1,405)	3,084
Provision (benefit) for income taxes	(307)	1,040

Net (loss) income	$(1,098)	$2,044

Earnings per share
Basic	$(0.21)	$0.39
Weighted average shares outstanding
Basic	5,207	5,201
Diluted	5,214	5,201
Cash dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of September 30, 2007 (Unaudited)	As of December 31, 2006 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$165,451	$142,046
of $149,130 and $142,458 respectively
Land and development costs	83,243	67,993
Condominiums under construction	5,413	9,265
Rental projects under construction or development	707	24,143
Investments in real estate, net	254,814	243,447

Cash and cash equivalents	18,643	27,459
Restricted cash and escrow deposits	21,518	19,677
Investments in unconsolidated real estate entities	6,552	6,591
Receivable from bond proceeds	10,425	13,710
Accounts receivable	2,514	4,320
Deferred tax assets	33,050	18,157
Property and equipment, net of accumulated depreciation	1,131	1,157
Deferred charges and other assets, net of amortization of
$2,542 and $1,655 respectively	11,557	12,181

Total Assets	$360,204	$346,699

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$279,796	$270,720
Recourse debt	25,952	29,351
Accounts payable and accrued liabilities	25,709	24,191
Deferred income	3,112	3,591
Accrued current income tax liability	13,939	2,992
Total Liabilities	348,508	330,845

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares issued and outstanding as of September 30, 2007 and December 31, 2006	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,345	17,238
Retained (deficit) earnings	(5,325)	(1,060)
Total Shareholders' Equity	11,696	15,854

Total Liabilities and Shareholders' Equity	$360,204	$346,699
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Paid-in	(Deficit)
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2006 (Audited)	5,229,954	$52	$(376)	$17,238	$(1,060)	$15,854
Net income	-	-	-	-	(1,259)	(1,259)
Dividends paid	-	-	-	-	(1,548)	(1,548)
Cumulative effect of change in accounting for FIN 48	-	-	-	-	(1,458)	(1,458)
Amortization of Trustee Restricted Shares	-	-	-	107	-	107
Balance September 30, 2007 (Unaudited)	5,229,954	$52	$(376)	$17,345	$(5,325)	$11,696
The accompanying notes are an integral part of those consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(In thousands)
(Unaudited)

	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$(1,259)	$3,002
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,009	6,239
Distribution to minority interests in excess of basis	1,988	2,957
Benefit for deferred income taxes	(5,019)	(542)
Equity in earnings-unconsolidated entities	(2,020)	(510)
Distribution of earnings from unconsolidated entities	521	510
Cost of land sales	5,930	6,156
Cost of home sales	4,399	12,310
Stock based compensation expense	190	219
Amortization of deferred loan costs	643	411
Changes in notes and accounts receivable	1,806	(71)
Additions to community development assets	(23,180)	(16,789)
Right of way easement	2,000	-
Homebuilding-construction expenditures	(547)	(5,860)
Deferred income-joint venture	(479)	(75)
Changes in accounts payable, accrued liabilities	1,050	(2,685)
Net cash (used in) provided by operating activities	(6,968)	5,272

CashFlows from Investing Activities
Investment in apartment construction	(452)	(16,557)
Change in investments - unconsolidated entities	1,538	27
Cash from newly consolidated properties	-	4,723
Change in restricted cash	(1,841)	503
Additions to rental operating properties, net	(6,298)	(20,096)
Other assets	(221)	(1,176)
Net cash used in investing activities	(7,274)	(32,576)

CashFlows from Financing Activities
Cash proceeds from debt financing	23,339	51,847
Payment of debt	(19,678)	(26,270)
County Bonds proceeds, net of undisbursed funds	5,301	2,041
Payments of distributions to minority interests	(1,988)	(2,957)
Dividends paid to shareholders	(1,548)	(3,745)
Net cash provided by financing activities	5,426	20,916

Net Decrease in Cash and Cash Equivalents	(8,816)	(6,388)
Cash and Cash Equivalents, Beginning of Period	27,459	21,156
Cash and Cash Equivalents, End of Period	$18,643	$14,768
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006.  The operating results for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. Net income per share is calculated based on weighted average shares outstanding.

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

Cash Dividends
On February 28, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on March 28, 2007, to shareholders of record on March 14, 2007.  On May 15, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on June 13, 2007, to shareholders of record on May 31, 2007.  On August 13, 2007, the Board of Trustees declared a cash dividend of $0.10 per share, payable on September 12, 2007 to shareholders of record on August 28, 2007.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the nine- and three-month periods ended September 30, 2007 and 2006.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the nine- and three-month periods ended September 30, 2007 and 2006.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double-declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

The table below presents the major classes of depreciable assets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Building	$264,611	$240,264
Building improvements	10,263	8,022
Equipment	14,195	12,569
	289,069	260,855
Less: Accumulated depreciation	149,130	142,458
	139,939	118,397
Land	25,512	23,649
Operating properties, net	$165,451	$142,046

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,131,000 and $1,157,000, net of accumulated depreciation of $2,278,000 and $2,101,000 respectively, as of September 30, 2007, and December 31, 2006, respectively.

Depreciation
Total depreciation expense was $7,009,000 and $6,239,000 for the nine months ended September 30, 2007 and 2006, respectively, and $2,428,000 and $2,165,000 for the three months ended September 30, 2007 and 2006, respectively.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of September 30, 2007 and December 31, 2006 included Brookside Gardens Limited Partnership and Lakeside Apartments Limited Partnership that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $214,000 and $189,000 and for Lakeside of $166,000 and $172,000 as of September 30, 2007, and December 31, 2006, respectively.  All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed an $8.0 million non-recourse development loan, which was amended in June 2006, December 2006 and again in October 2007.  Included within these amendments, the maximum borrowings outstanding on the facility was reduced to $5.0 million.  For the October 2007 amendment, the development loan was modified to provide a one year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  In the nine and three months ended September 30, 2007, the joint venture delivered 48 and 18 lots to Lennar, recognizing $1,063,000 and $408,000 in deferred revenue, off-site fees and management fees and $358,000 and $140,000 of deferred costs, respectively.
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

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
September 30, 2007	$4,970	$28,242	$12,491	$45,703
December 31, 2006	5,142	27,726	12,154	45,022
Total Non-Recourse Debt
September 30, 2007	3,205	22,960	3,861	30,026
December 31, 2006	3,244	22,960	3,476	29,680
Total Other Liabilities
September 30, 2007	1,264	1,046	1,694	4,004
December 31, 2006	1,242	722	1,744	3,708
Total Equity
September 30, 2007	501	4,236	6,936	11,673
December 31, 2006	656	4,044	6,934	11,634
Company's Investment, net (1)
September 30, 2007	-	4,724	1,828	6,552
December 31, 2006	-	4,763	1,828	6,591

Summary of Operations:
Total Revenue
Nine Months Ended September 30, 2007	$604	$2,730	$5,560	$8,894
Nine Months Ended September 30, 2006	588	2,742	2,453	5,783
Three Months Ended September 30, 2007	203	909	1,951	3,063
Three Months Ended September 30, 2006	196	914	2,453	3,563
Net Income (Loss)
Nine Months Ended September 30, 2007	(155)	1,407	2	1,254
Nine Months Ended September 30, 2006	(83)	1,374	-	1,291
Three Months Ended September 30, 2007	(58)	470	-	412
Three Months Ended September 30, 2006	(25)	448	-	423
Company's recognition of equity in earnings
Nine Months Ended September 30, 2007	(1)	521	-	520
Nine Months Ended September 30, 2006	-	510	-	510
Three Months Ended September 30, 2007	-	175	-	175
Three Months Ended September 30, 2006	-	167	-	167

Notes:
(1)  Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

			Land
			Development
	Apartment	Commercial	Joint
	Partnerships	Partnerships	Venture	Total
	(In thousands)
Summary of Cash Flows:
Cash Flows from Operating Activities
Nine Months Ended September 30, 2007	$38	$1,710	$5,508	$7,256
Nine Months Ended September 30, 2006	93	1,606	3,333	5,032
Three Months Ended September 30, 2007	(12)	865	2,359	3,212
Three Months Ended September 30, 2006	16	574	3,201	3,791
Company's Share of Cash Flows from Operating Activities
Nine Months Ended September 30, 2007	-	774	2,754	3,528
Nine Months Ended September 30, 2006	1	727	1,666	2,394
Three Months Ended September 30, 2007	-	392	1,179	1,571
Three Months Ended September 30, 2006	-	260	1,600	1,860
Operating Cash Distributions
Nine Months Ended September 30, 2007	-	1,236	-	1,236
Nine Months Ended September 30, 2006	-	1,185	-	1,185
Three Months Ended September 30, 2007	-	442	-	442
Three Months Ended September 30, 2006	-	438	-	438
Company's Share of Operating Cash Distributions
Nine Months Ended September 30, 2007	-	560	-	560
Nine Months Ended September 30, 2006	-	537	-	537
Three Months Ended September 30, 2007	-	200	-	200
Three Months Ended September 30, 2006	-	199	-	199

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at September 30, 2007 and December 31, 2006 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	September 30,	December 31,
	From/To	From/To	2007	2006
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), (b), (c)	08-31-08/03-01-22	4%/8%	$ 25,835	$ 24,694
Investment Properties (d)	PAID	P+1.25%/6.98%	-	4,473
General obligations (e)	07-29-07/01-01-12	Non-interest
		bearing/8.10%	117	184
Total Recourse Debt			25,952	29,351

Non-Recourse Debt
Community Development (f)	11-23-07	Non-interest bearing	500	500
Investment Properties (g)	04-30-09/08-01-47	4.95%/10%	279,296	270,220
Total Non-Recourse Debt			279,796	270,720
Total debt			$ 305,748	$ 300,071

a)
As of September 30, 2007, $24,110,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed  of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of September 30, 2007, the Company was in compliance with these financial covenants even though no amounts were outstanding on the Revolver.

c)
On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.36% at September 30, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on September 30, 2007, was $1,725,000.

d)
The outstanding recourse debt within the investment properties was comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a two-year, $3,000,000 recourse note that the Company obtained in June 2005.  Both of these loans were repaid in full in January 2007.

e)
The general recourse debt outstanding as of September 30, 2007, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
In 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000.  The Company funded half of the purchase price with cash and signed a two-year note for $500,000 due on November 23, 2007.  The Company plans to annex the land into the St. Charles master plan community.

g)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of September 30, 2007, approximately $73,338,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens).  As of September 30, 2007, the balance of the construction loan was $25,375,000.  The construction loan was converted to a 40-year non-recourse mortgage on October 16, 2007.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of September 30, 2007, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

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
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the nine and three months ended September 30, 2007, the Company recognized $458,000 and $159,000 of interest income on these escrowed funds.
 As of September 30, 2007, ACPT is guarantor of $22,354,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of September 30, 2007, ACPT has guaranteed $24,110,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $1,725,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2007	2006	2007	2006

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners		$32	$32	$11	$13
Affiliates of J. Michael Wilson, CEO and Chairman		43	333	-	85
		$75	$365	$11	$98

Rental Property Revenues	(B)	$43	$5	$15	$5

Interest and Other Income
Unconsolidated real estate entities with third party partners		$6	$6	$2	$2

General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$-	$19	$-	$-
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	25	-	14	(9)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		293	281	98	93
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(18)	(16)	(5)	(11)
Legal fees paid to J. Michael Wilson's attorney	(C4)	188	-	140	-
Consulting Fees -
James J. Wilson, IGC Chairman and Director	(C2)	150	150	50	50
Thomas J. Shafer, Trustee	(C3)	45	45	15	15
		$683	$479	$312	$138

BALANCE SHEET:		Balance	Balance
		September 30,	December 31,
		2007	2006

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman		$13	$128

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

2)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to Interstate Waste Technologies, Inc. (“IWT”).
3)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.
4)
The Independent Trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson in connection with the preliminary work being done in seeking a strategic partner to recapitalize the Company are in the best interest of the Company and the minority shareholders.  Accordingly, the Independent Trustees authorized the Company to fund up to $225,000 of such costs, $188,000 of which have been incurred as of September 30, 2007.

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
In accordance with our accounting policy, we recognize accrued interest related to uncertain tax positions as a component of interest expense and penalties as a component of tax expense on the Consolidated Statements of Income.  This policy did not change as a result of the adoption of FIN 48.  Our Consolidated Statements of Income for the nine and three months ended September 30, 2007, and our Consolidated Balance Sheet as of that date included interest of $855,000,  $304,000 and $2,485,000, respectively and penalties of $143,000, $71,000 and $740,000, respectively.
The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2003 through 2006 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2003 through 2006 remain subject to examination.  On August 31, 2007, the Company reached a closing agreement with the Puerto Rico Treasury Department whereby the company paid $252,000 related to the correction of a special partnership income tax return.  The Company does not anticipate any other payments related to settlement of any tax examinations.  Additionally, as certain United States and Puerto Rico income tax returns will no longer be subject to examination, and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $27,000 when the related statutes of limitations expire.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,131,000 for the nine months ended September 30, 2007, which represents 14% of the U.S. segment’s revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2007.
In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement.  Although Lennar is contractually obligated to take 200 lots per year, the market is not sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested a reduction of the 200 lot requirement and lot price.  The Company is in active negotiations with Lennar to reach agreed upon terms that are mutually beneficial to both parties.

The following presents the segment information for the nine months ended September 30, 2007 and 2006 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

Nine Months Ended September 30, 2007 (Unaudited):	$	$	$	$
Rental property revenues	28,529	16,720	-	45,249
Rental property operating expenses	14,376	8,543	(18)	22,901
Land sales revenue	8,032	-	-	8,032
Cost of land sales	5,930	-	-	5,930
Home sales revenue	-	6,113	-	6,113
Cost of home sales	-	4,399	-	4,399
Management and other fees	299	479	(22)	756
General, administrative, selling and marketing expense	6,355	2,249	(4)	8,600
Depreciation and amortization	4,252	2,757	-	7,009
Operating income	5,947	5,364	-	11,311
Interest income	843	228	(80)	991
Equity in earnings from unconsolidated entities	(1)	2,021	-	2,020
Interest expense	9,436	4,681	(80)	14,037
Minority interest in consolidated entities	332	1,418	-	1,750
Income before provision/(benefit) for income taxes	(2,975)	1,697	-	(1,278)
Income tax provision/(benefit)	(829)	810	-	(19)
Net (loss) income	(2,146)	887	-	(1,259)
Gross profit on land sale	2,102	-	-	2,102
Gross profit on home sales	-	1,714	-	1,714
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	6,226	524	-	6,750

Nine Months Ended September 30, 2006 (Unaudited):	$	$	$	$
Rental property revenues	23,889	16,057	-	39,946
Rental property operating expenses	11,591	8,187	(15)	19,763
Land sales revenue	11,317	-	-	11,317
Cost of land sales	6,156	-	-	6,156
Home sales revenue	-	16,343	-	16,343
Cost of home sales	-	12,310	-	12,310
Management and other fees	461	443	(19)	885
General, administrative, selling and marketing expense	4,648	2,059	(4)	6,703
Depreciation and amortization	3,532	2,707	-	6,239
Operating income	9,740	7,580	-	17,320
Interest income	576	95	(40)	631
Equity in earnings from unconsolidated entities	(1)	511	-	510
Interest expense	6,604	4,351	(40)	10,915
Minority interest in consolidated entities	610	2,387	-	2,997
Income before provision/(benefit) for income taxes	3,105	1,651	-	4,756
Income tax provision/(benefit)	1,284	470	-	1,754
Net income	1,821	1,181	-	3,002
Gross profit on land sale	5,161	-	-	5,161
Gross profit on home sales	-	4,033	-	4,033
Total assets	220,662	106,489	-	327,151
Additions to long lived assets	33,801	1,192	-	34,993

The following presents the segment information for the three months ended September 30, 2007 and 2006 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total

Three Months Ended September 30, 2007 (Unaudited):	$	$	$	$
Rental property revenues	9,823	5,594	-	15,417
Rental property operating expenses	4,887	2,905	(5)	7,787
Land sales revenue	2,063	-	-	2,063
Cost of land sales	1,574	-	-	1,574
Home sales revenue	-	899	-	899
Cost of home sales	-	583	-	583
Management and other fees	91	166	(7)	250
General, administrative, selling and marketing expense	2,432	801	(1)	3,232
Depreciation and amortization	1,507	921	-	2,428
Operating income	1,577	1,449	(1)	3,025
Interest income	252	2	(25)	229
Equity in earnings from unconsolidated entities	-	175	-	175
Interest expense	3,210	1,515	(25)	4,700
Minority interest in consolidated entities	159	34	-	193
Income before provision/(benefit) for income taxes	(1,539)	134	-	(1,405)
Income tax provision/(benefit)	(348)	41	-	(307)
Net (loss) income	(1,191)	93	-	(1,098)
Gross profit on land sale	489	-	-	489
Gross profit on home sales	-	316	-	316
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	1,707	102	-	1,809

Three Months Ended September 30, 2006 (Unaudited):	$	$	$	$
Rental property revenues	8,283	5,525	-	13,808
Rental property operating expenses	4,219	2,743	(15)	6,947
Land sales revenue	4,691	-	-	4,691
Cost of land sales	2,490	-	-	2,490
Home sales revenue	-	5,084	-	5,084
Cost of home sales	-	3,789	-	3,789
Management and other fees	192	147	(19)	320
General, administrative, selling and marketing expense	1,469	704	(4)	2,169
Depreciation and amortization	1,257	908	-	2,165
Operating income	3,731	2,612	-	6,343
Interest income	517	35	(22)	530
Equity in earnings from unconsolidated entities	(1)	168	-	167
Interest expense	2,556	1,181	(22)	3,715
Minority interest in consolidated entities	298	33	-	331
Income before provision/(benefit) for income taxes	1,395	1,689	-	3,084
Income tax provision/(benefit)	555	485	-	1,040
Net income	840	1,204	-	2,044
Gross profit on land sale	2,201	-	-	2,201
Gross profit on home sales	-	1,295	-	1,295
Total assets	220,662	106,489	-	327,151
Additions to long lived assets	9,593	284	-	9,877

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY OF RESULTS
Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.  For the nine and three months ended September 30, 2007, our consolidated rental revenues have increased 13% and 12%, respectively, over the comparable periods of 2006.  The increase was primarily attributable to acquisition and construction of new units in our United States segment as well as overall rent increases at comparable properties in both the United States and Puerto Rico segments.
Community development land sales for the nine and three months ended September 30, 2007 decreased 29% and 56%, respectively, from the 2006 periods.  Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Land sales, currently sourced from the United States segment, result in large part from a sales agreement with Lennar Corporation.  In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement.  Although Lennar is contractually obligated to take 200 lots per year, the market is not sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested a reduction of the 200 lot requirement and lot price.  The Company is in active negotiations with Lennar to reach agreed upon terms that are mutually beneficial to both parties.
Home sales for the nine and three months ended September 30, 2007 decreased 63% and 82%, respectively, from the 2006 periods.  Home sales, currently sourced from the Puerto Rico segment, are impacted by the local real estate market.  The Puerto Rico real estate market has slowed substantially.  The reduction of new contracts and the reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline.  The Company settled 23 and 3 units for the nine and three months ended September 30, 2007, respectively.  As of September 30, 2007, 27 completed units remain within inventory, of which we currently have 5 units under contract.  At the current sales pace, the Company anticipates that the remaining units in Torres will continue into 2008.  We believe that our current pricing remains competitive.
On a consolidated basis, the Company reported a net loss of $1,259,000 for the nine months ended September 30, 2007.  The net loss includes a $19,000 benefit for income taxes, resulting in a consolidated effective tax rate of approximately 1%.  The consolidated effective rate was impacted by accrued penalties on uncertain tax positions and certain nondeductible permanent items in the United States segment and double taxation on a certain non-recurring gain for our Puerto Rico segment.  For further discussion of these items, see the provision for income taxes discussion within the United States and Puerto Rico segment discussion.
Please refer to the Results of Operations section of Management’s Discussion and Analysis for additional details surrounding the results of each of our operating segments.

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
Refer to the Company’s 2006 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the nine months ended September 30, 2007, there were no material changes to our policies except as noted above related to the implementation of FIN 48.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the nine and three months ended September 30, 2007 (unaudited), with the results of operations of the Company for the nine and three months ended September 30, 2006 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations - U.S. Operations:
For the nine and three months ended September 30, 2007, our U.S. segment generated $5,947,000 and $1,577,000 of operating income compared to $9,740,000 and $3,731,000 of operating income generated by the segment for the same periods in 2006, respectively. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of September 30, 2007, nineteen U.S.-based apartment properties, representing 3,256 units, in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portions of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest expense.
As of September 30, 2007, thirteen of the consolidated properties were market rent properties, representing 1,856 units, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, a portion of our units at some of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes three of the properties representing 836 units and the three remaining properties are a mix of 137 subsidized units and 427 market rent units. HUD dictates the rents of the subsidized units.

Apartment Construction and Acquisitions
On January 31, 2007, we completed the newest addition to our market rate multifamily apartment portfolio located in St. Charles' Fairway Village, the Sheffield Greens Apartments.  The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet.
On April 28, 2006, the Company acquired two apartment properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000.  All of the acquired properties are operated as market rate properties.

Nine months ended
For the nine months ended September 30, 2007, rental property revenues increased $4,640,000 or 19% to $28,529,000 compared to $23,889,000 for the same period in 2006.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, Milford Station I and Milford Station II which accounted for approximately $3,548,000 of the difference.  The increase was also attributable to an overall 4% increase in rents between periods.
 Rental property operating expenses increased $2,785,000 or 24% for the nine months ended September 30, 2007 to $14,376,000 compared to $11,591,000 for the same period of 2006.  The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, Milford Station I and Milford Station II, which accounted for approximately $1,667,000 of the difference.  The remainder of the increase resulted from overall inflationary adjustments as well as specific above inflation increases noted in advertising, security, office and maintenance salaries, utilities, maintenance, rehabilitation, real estate taxes and concessions awarded to residents.  We are currently working to reduce all our controllable rental property operating expenses within our US portfolio.  Specific emphasis includes reducing advertising and concessions expenses now that Sheffield Greens is leased and occupancy rates at other competing properties are increasing as well as pursuing measures to reduce security expenditures.

Three months ended
For the three months ended September 30, 2007, rental property revenues increased $1,540,000 or 19% to $9,823,000 compared to $8,283,000 for the same period in 2006.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, which accounted for approximately $1,109,000 of the difference.  The increase was also attributable to an overall 5% increase in rents between periods.
 Rental property operating expenses increased $668,000 or 16% for the third quarter of 2007 to $4,887,000 compared to $4,219,000 for the third quarter of 2006.  The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, which accounted for approximately $454,000 of the difference.  The remainder of the increase resulted from overall inflationary adjustments as well as specific above inflation increases in office expenses, security, maintenance supplies, real estate taxes and insurance.  These increases were offset in part by expense reduction efforts being implemented.

Community Development – U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed an agreement with Lennar Corporation to sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreement requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots and purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement.  Although Lennar is contractually obligated to take 200 lots per year, the market is not sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested a reduction of the 200 lot requirement and lot price.  The Company is in active negotiations with Lennar to reach agreed upon terms that are mutually beneficial to both parties.
Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The ultimate selling price per lot sold to Lennar may exceed the amount recognized at closing since the final lot price is equal to a percentage of the base price of the home sold on the lot. Additional revenue exceeding the price per lot established at takedown will be recognized upon Lennar’s settlement with the respective homebuyers. Residential lots can vary in size and location resulting in pricing differences. Gross margins of residential lots are based on the relative sales values estimated within any given village in St. Charles.  Current real estate market conditions have resulted in price reductions for our residential lots and, accordingly, adversely impacted our gross margins. Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are generally cyclical.
Community development land sales revenue decreased $3,285,000 or 29% for the nine months ended September 30, 2007, to $8,032,000 as compared to $11,317,000 for the nine months ended September 30, 2006.  The decline in the housing market negatively impacted the number of lots sold in the nine months of 2007.  The impact of this reduction was offset in part by an increase in the amount of commercial sales for the period.
Community development land sales revenue decreased $2,628,000 or 56% for the three months ended September 30, 2007, to $2,063,000 as compared to $4,691,000 for the three months ended September 30, 2006.  The overall decrease for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted from a decrease in the number of residential lots delivered as well as the impact of Lennar’s reduced home sales on the true-up payments received, offset in part by increased commercial land sales for the period.  Further discussion of the components of this variance is as follows:

Residential Land Sales
    For the nine months ended September 30, 2007, we recognized $2,255,000 related to the delivery of 27 residential lots to Lennar, of which 24 were townhome lots and 3 were single-family lots, as compared to $6,583,000 related to 42 single-family lots and 14 townhome lots delivered in the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, we delivered 24 townhome lots to Lennar, recognizing as revenue an average price of $79,226 per lot, which includes the initial recognition of $85,000 per lot for 14 lots and $65,000 per lot for 10 lots plus water and sewer fees, road fees and other off-site fees.  The Company also delivered 3 single family lots to Lennar, recognizing as revenue an average price of $117,860 per lot, which includes the initial recognition of $115,300 per lot plus water and sewer fees, road fees and other off-site fees.  For the nine months ended September 30, 2006, we delivered 42 single family lots to Lennar, recognizing as revenue an average price of $127,560 per lot, which includes the initial recognition of $125,000 per lot plus water and sewer fees, road fees and other off-site fees, as well as 14 townhome lots in 2006 at the same initial price as currently being recognized.

As of September 30, 2007, 1,616 lots remained under contract to Lennar of which 154 single family lots and 29 townhome lots were developed and ready for delivery.
In addition to initial lot settlement, during the nine months ended September 30, 2007 and 2006, we also recognized $1,813,000 and $2,594,000, respectively, of additional revenue for lots that were previously sold to Lennar in 2006 and 2005.  During the third quarter of 2007 and 2006, we recognized $727,000 and $887,000, respectively, of additional revenue for lots previously sold to Lennar.  This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the nine months ended September 30, 2007, we sold 6.81 commercial acres in St. Charles for $2,717,000 as compared to 10.46 acres for $1,602,000 for the nine months ended September 30, 2006.  For the three months ended September 30, 2007, we sold 1.03 acres of commercial land for $180,000 and recognized $61,000 of revenue related to work completed on incomplete parcels previously sold.  No commercial contracts were closed in the third quarter of 2006.  As of September 30, 2007, our commercial sales backlog contained 94.19 acres under contract for a total of $16,761,000.

St. Charles Active Adult Community, LLC – Land Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project’s development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company’s investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan which was amended in September 2006, again in December 2006, and again in October 2007.  Most recently, the development loan was modified to provide a one year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.
In the nine and three months ended September 30, 2007, the joint venture delivered 48 and 18 lots to Lennar as compared to 25 for both the nine and three months ended September 30, 2006.  Accordingly, for the nine and three months ended September 30, 2007, the Company recognized $1,063,000 and $408,000 in deferred revenue and off-site fees and $358,000 and $140,000 of deferred costs, respectively.  For the both the nine and three months ended September 30, 2006, the company recognized $538,000 in deferred revenue and off-site fees and $176,000 in deferred costs.

Gross Margin on Land Sales
The gross margin on land sales for the nine and three months ended September 30, 2007, were 26% and 24% as compared to 46% and 47% for the same period of 2006.  Gross margins differ from period to period depending on the mix of land sold. Land, development and related costs, both incurred and estimated to be incurred in the future, are allocated to the cost of land sold based upon the relative sales values of the villages. Any changes resulting from a change in the estimated number of units to be sold, their related sales values, or changes in the estimated costs are allocated to the remaining unsold land within the respective village. Management reduced the estimated sales value of the remaining lots within Fairway Village in response to current market conditions.  As a result, the gross margins on our residential land sales decreased from approximately 50% to 30%.  In addition, our commercial acres represented a significant portion of our land sales and the commercial parcels sold generated lower margins than the residential lot sales.  For the commercial sales in the nine months ended September 30, 2006, the parcels sold produced higher margins relative to those sold in the same periods of 2007.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,131,000 for the nine months ended September 30, 2007, which represents 14% of the U.S. segment’s revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2007.  However, loss of all or a substantial portion of our land sales, as well as the joint venture’s land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.
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
Amounts presented as management fees only include the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.  For the nine and three months ended September 30, 2007, management fees decreased $162,000 and $101,000, respectively as compared to the nine and three months ended September 30, 2006.  The decrease for the nine and three months periods was attributable to the termination of the management agreements with G.L. Limited Partnership and Chastleton Associates LP as noted above.

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
General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,707,000 to $6,355,000 for the nine months of 2007 compared to $4,648,000 for the same period of 2006.  The 37% increase is primarily attributable to consulting and legal fees related to strategic planning, including fees associated with an evaluation of a recapitalization of the company, consulting services provided for our FIN 48 implementation during the first quarter of 2007, and consulting services for Sarbanes-Oxley Section 404 (“SOX 404”) internal control compliance testing.  Other increases included salaries and benefits related to the quarterly accrual in 2007 of estimated management bonuses that were expensed in prior years in the fourth quarter, accrual of expense related to new executive retention agreements with our COO and CFO executed in the third quarter of 2007, and increases in share appreciation rights expense resulting from the increase in our share price in the third quarter 2007.
General, administrative, selling and marketing costs incurred within our U.S. operations increased $963,000 to $2,432,000 for the three months ended September 30, 2007, compared to $1,469,000 for the same period of 2006.  The 66% increase is primarily attributable to consulting and legal fees related to strategic planning, including fees associated with an evaluation of a recapitalization of the company, and consulting services provided for SOX 404 compliance testing.  Other increases included salaries and benefits related to the quarterly accrual in 2007 of estimated management bonuses, accrual of expense related to new executive retention agreements with our COO and CFO executed in the third quarter of 2007 and increases in share appreciation rights expense resulting from the increase in our share price in the third quarter 2007.
We anticipate additional costs will be incurred as part of the company’s strategic planning activities noted above.  These costs include, but are not limited to, legal fees, consulting fees, and fees paid to the Special Committee to the Board of Trustees.

Depreciation Expense – U.S. Operations:
Depreciation expense increased $720,000 to $4,252,000 for the first nine months of 2007 compared to $3,532,000 for the same period in 2006.  The depreciation expense also increased $250,000 to $1,507,000 compared to $1,257,000 for the three months ended September 30, 2006.  The year to date and quarter to date increases in depreciation are primarily the result of depreciation related to the acquisitions of Milford Station I and Milford Station II and the depreciation related to Sheffield Greens Apartments, all of which accounted for $498,000 and $174,000 of the variances, respectively.  The balance of the increases relate to the recent refinancings of several properties at the end of 2006 and beginning of 2007.  The Company used part of the proceeds to make significant investments in capital improvements at these properties resulting in increased depreciation expense for both the year to date and quarter to date periods.

Interest Income – U.S. Operations:
Interest income increased $267,000 to $843,000 for the nine months ended September 30, 2007, as compared to $576,000 for the nine months ended September 30, 2006.  The increase was primarily attributable to additional corporate interest income earned on investments of cash received from the various apartment partnership refinancings at the end of last year and the beginning of this year and has earned interest accordingly.
Interest income decreased $265,000 to $252,000 for the three months ended September 30, 2007, as compared to $517,000 for the three months ended September 30, 2006.  The decrease was primarily attributable to a full year interest payment received from Charles County in the third quarter of 2006 totaling $470,000, related to interest income on the undistributed bond proceeds held in escrow by Charles County.  Prior to the third quarter of 2006, a formal written agreement was not in place so accrual of interest income was not appropriate.  For the third quarter 2007, interest accrued on undistributed bond proceeds was $159,000.  This decrease was partially offset by an increase in the amount of corporate interest income earned on investments of cash received from the various apartment partnership refinancings at the end of 2006 year and the beginning of 2007.

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
Interest expense increased $2,832,000 for the nine months ended September 30, 2007, to $9,436,000, as compared to $6,604,000 for the same period of 2006.  Interest expense increased $654,000 for the third quarter of 2007 to $3,210,000 as compared to $2,556,000 for the same period of 2006.  The year to date and quarter to date increases were primarily attributable to interest expense incurred at new properties, including Sheffield Greens Apartments, Milford Station I and Milford Station II all of which accounted for $1,006,000 and $350,000 of the increase, respectively.  In addition, the refinancing of several apartment mortgages during the fourth quarter of 2006 and early first quarter 2007 increased interest expense at Fox Chase Apartments, LLC, New Forest Apartments, LLC, Coachman’s Apartments LLC and Village Lake Apartments, LLC $1,168,000 and $404,000 for the nine and three month periods, respectively.  Additionally, interest expense increased as a result of accrued interest on uncertain tax positions associated with our implementation of FIN 48 in the first quarter 2007.
For the nine and three months ended September 30, 2007, $926,000 and $325,000 of interest cost was capitalized.  During the same period in 2006, $1,355,000 and $623,000 of interest cost was capitalized.

Provision for Income Taxes – U.S. Operations:
The effective tax rates for the nine and three months ended September 30, 2007, and September 30, 2006, were 28% and 23% and 41% and 40%, respectively.  The statutory rate is 40%.  The effective tax rate for the nine and three months ended September 30, 2007 differs from the statutory rate due to accrued penalties on uncertain tax positions and certain nondeductible permanent items, which offset the benefit recorded for the period.  The effective tax rates for the nine and three months ended September 30, 2006 did not differ substantially from the effective rate.

Results of Operations – Puerto Rico Operations:
For the nine months ended September 30, 2007, our Puerto Rico segment generated $5,364,000 of operating income compared to $7,580,000 of operating income generated by the segment for the same period in 2006.  For the three months ended September 30, 2007, our Puerto Rico segment generated $1,449,000 of operating income compared to $2,612,000 of operating income for the same period of 2006.  Additional information and analysis of the Puerto Rico operations can be found below.

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

Nine Months
Rental property revenues increased $663,000 or 4% to $16,720,000 for the nine months ended September 30, 2007 compared to $16,057,000 for the same period of 2006.  The year to date increase in our rental property revenues was primarily the result of an overall rent increases of 3% from HUD on our multifamily apartment properties.  In addition, rents for our commercial rental property, EOB, increased 67% for the year to date period as a result of lease up efforts and new tenants.
Rental property operating expenses increased $356,000 or 4% to $8,543,000 for the nine months ended September 30, 2007 compared to $8,187,000 for the same period of 2006.  The year to date increase was the result of a 3% increase to our multifamily apartment properties operating expenses driven by overall inflationary adjustments as well as specific above inflation increases noted in utilities, repairs and painting.  In addition, operating expenses for our commercial rental property, EOB, increased 29% for the year to date period as a result of amortized concessions related to new tenants as well as a reserve for bad debts.

Three Months
Rental property revenues increased $69,000 or 1% to $5,594,000 for the three months ended September 30, 2007 compared to $5,525,000 for the same period of 2006.  The quarter to date increase in our rental property revenues was nominal and driven by a 1% increase in rents from our multifamily apartment properties and a 33% increase in rents for our commercial rental property as a result of lease up efforts and new tenants.
Rental operating expenses increased $162,000 or 6% to $2,905,000 for the three months ended September 30, 2007 compared to $2,743,000 for the same period in 2006.  The quarter to date increase was the result of a 4% increase to our multifamily apartment properties operating expenses driven by overall inflationary adjustments as well as specific above inflation increases noted in utilities, repairs and painting.  In addition, operating expenses for our commercial rental property, EOB, increased 32% for the three-month period as a result of amortized concessions related to new tenants, as well as a reserve for bad debts.

Community Development – Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There were no community development land sales during the nine and three months ended September 30, 2007 and 2006.  There were no commercial contracts for commercial sales in backlog at September 30, 2007.

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
For the nine months ended September 30, 2007, homebuilding revenues decreased $10,230,000 or 63% to $6,113,000 as compared to $16,343,000 for the nine months ended September 30, 2006.  The decrease in year to date revenues was impacted by the slow housing market resulting in a decrease in the number of units sold in the respective periods, offset in part by an increase in the per unit selling prices.  For the nine months ended September 30, 2007, the company sold 23 units at an average selling price of $266,000 as compared to 65 units at an average selling price of $251,000 per unit for the same period of 2006.
For the three months ended September 30, 2007, homebuilding revenues decreased $4,185,000 or 82% to $899,000 as compared to $5,084,000 for the three months ended September 30, 2006.  The decrease in quarter to date revenues was also primarily driven by a decrease in the number of units sold in the respective periods, offset in part by an increase in the per unit selling prices.  For the three months ended September 30, 2007, the company sold 3 units at an average selling price of $300,000 as compared to 20 units at an average selling price of $254,000 per unit for the same period of 2006.
The gross margins for the nine months ended September 30, 2007 and 2006 were 28% and 25%, respectively.  The gross margins for the three months ended September 30, 2007 and 2006 were 35% and 25%, respectively.   The increases in the gross profit margin are attributable to an increase in the sales prices of the units in the third and fourth buildings as well as the units sold in the third quarter of 2007 represent premium penthouse units.
As of September 30, 2007, 5 units of Torres were under contract at an average selling price of $258,000 per unit.  Each sales contract is backed by a $6,000 deposit.  For the nine months ended September 30, 2007, the Company had 18 new contracts and 5 canceled contracts.  For the same period in 2006, the Company had 48 new contracts and 36 canceled contracts.  The Puerto Rico real estate market has slowed substantially.  The reduction of new contracts and the reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline.  The Company currently anticipates that the remaining 27 units in Torres will continue into 2008 and that its current pricing remains competitive.

Management and Other fees – Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four property-owner associations operating in Parque Escorial.  This section includes only the fees earned from the non-owned managed entities.  The fees earned from the controlled properties are eliminated in consolidation.
Management fees increased 8% or $36,000 to $479,000 for the nine months ended September 30, 2007, as compared to $443,000 for the same period of 2006.  During the three months ended September 30, 2007 management fees increased 13% or $19,000 to $166,000 as compared to $147,000 for the same period of 2006.  The year to date and quarter to date increases in our management fees resulted from increases in the annual rents in the non-owned apartment properties and from increases in the managed fees received from Parque Escorial Associations during the respective periods.

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
General, administrative, selling and marketing expenses increased 9% or $190,000 to $2,249,000 during the nine months ended September 30, 2007, as compared to $2,059,000 for the same period of 2006.  The increase is primarily attributable to increases in salaries and benefits related to the accrual in 2007 of quarterly management bonuses that were expensed in prior years in the fourth quarter; increases in legal expenses related to the Jalexis matter, described in more detail in the Company’s 2006 Form 10-K; and an increase in share appreciation rights expense as a result of the increase in our share price during the third quarter 2007.
During the quarter ended September 30, 2007, general, administrative, selling and marketing increased 14% or $97,000 to $801,000 as compared to $704,000 for the same period of 2006.  The increase is primarily attributable to increases in salaries and benefits related to the accrual in 2007 of quarterly management bonuses, with no comparable amounts accrued for the same period of 2006; increases in legal expenses related to the Jalexis matter, described in more detail in the Company’s 2006 Form 10-K; and an increase in share appreciation rights expense as a result of the increase in our share price during the third quarter 2007.

Depreciation Expense – Puerto Rico Operations:
Depreciation expense for the nine months ended September 30, 2007 increased $50,000 or 2% to $2,757,000 as compared to $2,707,000 for the nine months ended September 30, 2006.  Depreciation expense for the three months ended September 30, 2007 increased $13,000 or 1% to $921,000 as compared to $908,000 for the nine months ended September 30, 2006.  The nominal increases in the year to date and quarter to date amounts relate to depreciation expense recorded on the replacement of elevators in select apartment properties.  In addition, the depreciation expense increased due to the relocation of our offices primarily related to our corporate office furniture and leasehold improvements.

Interest Income – Puerto Rico Operations:
Interest income for the nine months ended September 30, 2007 increased $133,000 to $228,000 as compared to $95,000 for the same period of 2006.  The increase in year to date interest income was primarily attributable to the recognition of interest income on the El Monte note receivable.  The note originated as part of the sale of the complex in December 2004, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, the interest income on this note was also deferred until the interest payment was received, which occurred in January 2007.  Interest income for the three months ended September 30, 2007 decreased $33,000 to $2,000 as compared to $35,000 for the same period of 2006.

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
Equity in earnings from unconsolidated entities for the nine and three months ended September 30, 2007 was $2,021,000 and $175,000, respectively, compared to $511,000 and $168,000 for the same periods of 2006.  The year to date increase of $1,510,000 was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

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
For the nine months ended September 30, 2007, interest expense increased $330,000 or 8% to $4,681,000 as compared to $4,351,000 for the same period of 2006.  For the three months ended September 30, 2007, interest expense increased $334,000 or 28% to $1,515,000 as compared to $1,181,000 for the same period of 2006.  The year to date and quarter to date increases result from interest expense from our working capital line of credit combined with an overall decrease in the qualified assets available for interest capitalization between the respective periods.
For the nine and three months ended September 30, 2007, $129,000 and $50,000 of interest cost was capitalized.  During the same periods in 2006, $710,000 and $214,000 of interest cost was capitalized.  The decrease in amounts of interest capitalized was due to the substantial completion of our Torres project at the end of 2006 as completed units are not considered qualifying assets for the purposes of interest capitalization.

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
Minority interest for the nine and three months period ended September 30, 2007 were $1,418,000 and $34,000, respectively.  Minority interest for the nine and three months period ended September 30, 2006 were $2,387,000 and $33,000, respectively.    The $969,000 decrease in minority interest expense for the nine months ended September 30, 2007 as compared to the nine month period ended September 30, 2006 was primarily the result of regular distributions from the surplus cash and refinancing to the minority owners in excess of their basis from our consolidated apartment partnerships.  In the second quarter of 2006, the Company made distributions of $1,100,000 to the limited partners of Colinas de San Juan related the mortgage refinancing of the related properties.    In the first quarter of 2007, the company made refinancing distributions of $400,000 to the limited partners of Carolina Associates related to the mortgage refinancing of the related properties.  The remainder of the difference represents a decrease in the operating cash distributions made between the respective periods.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for the nine and three months ended September 30, 2007 and 2006 were 48% and 31% and 28% and 29%, respectively. The statutory rate is 29%.  The difference in the statutory tax rate and the effective tax rate for the nine and three months ended September 30, 2007 is primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain recorded in the first quarter 2007 related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase for the nine months ended September 30, 2007. In addition, the effective tax rate for the three months ended September 30, 2007 was impacted by the effect of deferred taxes on items for which no current benefit may be recognized off-set in part by non-taxable items, such as the tax-exempt income received from our commercial partnership ELI, SE.   The effective rates for the nine and three months ended September 30, 2006 did not differ substantially from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of September 30, 2007, the Company had cash and cash equivalents totaling $18,643,000 and restricted cash totaling $21,518,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2007	2006

Operating Activities	$(6,968)	$5,272
Investing Activities	(7,274)	(32,576)
Financing Activities	5,426	20,916
Net Decrease in Cash	$(8,816)	$(6,388)

    For the nine months ended September 30, 2007, operating activities used $6,968,000 of cash flows compared to $5,272,000 of cash flows provided by operating activities for the nine months ended September 30, 2006.  The $12,240,000 decrease in cash flows from operating activities was primarily related to the $10,230,000 decrease in homebuilding sales between periods and a decrease in community development land sales of $3,285,000.  Operating cash flows were also impacted by $23,181,000 of additions to our community development assets for the nine months ended September 30, 2007, $6,392,000 in excess of the additions during the same period of 2006.  Pursuant to agreements with the Charles County Commissioners, the company is committed to completing $23 million of infrastructure.  We anticipate $11.4 million to be spent over the next twelve months.  An additional $3.9 million  of development is under contract that is expected to be incurred over the next 36 months.  These uses of cash were offset by a decrease of $5,313,000 in our homebuilding expenditures for the nine months ended September 30, 2007, as compared to the same period in 2006.  As of September 30, 2007, the Torres project was substantially complete, whereas it was undergoing significant construction during 2006.  In addition, the company received a $2,000,000 fee during the second quarter 2007 related to a right of way agreement.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as other changes in our receivables and payables.
For the nine months ended September 30, 2007, net cash used in investing activities was $7,274,000 compared to $32,576,000 for the same period of 2006.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The $25,302,000 decrease in the cash used in investing activities between periods was primarily the result of $20,096,000 additions to our rental property portfolio in the United States, through acquisition and construction during the nine months ended September 30, 2006, compared to $6,298,000 in the same period of 2007.  This decrease primarily related to the acquisition of Milford I and Milford II during the nine months ended September 30, 2006, with no comparable acquisitions in 2007.  In addition, we completed the construction of Sheffield Greens Apartments during the first quarter of 2007, whereas during the first nine months of 2006 we invested $16,577,000 in construction.  These differences were partially offset by the 11 additional properties added to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, at which point we added $4,723,000 to the consolidated cash balance.
For the nine months ended September 30, 2007, net cash provided by financing activities was $5,426,000 as compared to $20,916,000 for the nine months ended September 30, 2006.  The decrease in cash provided by financing activities was primarily the result of reduced proceeds from debt financing, related to the mortgages for the Milford I and Milford II acquisition in 2006.  In addition, cash flows from financing activities decreased as a result of reduced distribution payments made to minority interests as well as decreased dividends paid to shareholders.  Distributions to limited partners decreased as a result of reduced refinancing distributions between periods.  Dividends to shareholders during the first nine months of 2007 were consistent with the distributions declared in the same period of 2006 with the exception of a non-recurring special dividend distribution made in the first half of 2006.  Partially offsetting these decreases was an increase in draws on the Charles County bond escrow as construction of infrastructure within St. Charles continues and a decrease in debt repayments as the nine months of 2006 included curtailments of the Torres construction loan with no curtailments recorded in 2007 as the facility was repaid in December 2006.

Contractual Financial Obligations
The following chart reflects our contractual financial obligations as of September 30, 2007:

	Payments Due By Period

		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Recourse debt-community development
and homebuilding	$25,835	$1,404	$4,708	$3,300	$16,423
Capital lease obligations	117	18	57	35	7
Total Recourse Debt	25,952	1,422	4,765	3,335	16,430

Non-recourse debt-community development	500	500	-	-	-
Non-recourse debt-investment properties	279,296	3,779	14,953	9,202	251,362
Total Non-Recourse Debt	279,796	4,279	14,953	9,202	251,362

Operating lease obligations	1,211	301	718	192	-
Purchase obligations	38,290	20,126	17,910	54	200
Total contractual financial obligations	$345,249	$26,128	$38,346	$12,783	$267,992

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  The Company was in compliance with these financial covenants as of September 30, 2007.  As of September 30, 2007, no amounts were outstanding on the Revolver.
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
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company. For the nine and three months ended September 30, 2007, the Company recognized $458,000 and $153,000 of interest income on these escrowed funds.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The homebuilding and land assets in Parque Escorial are unencumbered as of September 30, 2007.  On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in real estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.36% at September 30, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on September 30, 2007, was $1,725,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of September 30, 2007, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
Non-recourse debt within our U.S. operations also includes a construction loan for a new apartment project in St. Charles.  On August 11, 2005, Sheffield Greens Apartments, LLC ("Sheffield Greens"), a wholly owned subsidiary of the Company, obtained a non-recourse construction loan of $27,008,000 to fund the construction costs for a new apartment property in St. Charles' Fairway Village. The construction loan was converted to a permanent mortgage on October 16, 2007. The loan has a fixed interest rate of 5.47%, and requires principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement. The loan documents provide for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.
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
In the fourth quarter of 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood in St. Charles for $1,000,000.  The Company paid $500,000 in cash and signed a two-year, non-interest bearing, non-recourse note, for $500,000 due on November 23, 2007.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of September 30, 2007, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").  There were no significant changes to our non-recourse debt obligations during the nine months ended September 30, 2007.

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

Liquidity Requirements
    Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, non-recurring expenditures and dividends to common shareholders.  The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, and rental property revenue. However, the Company has noted a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  Specifically related to St. Charles, although Lennar is contractually obligated to take 200 lots per year, the market is not sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested a reduction of the 200 lot requirement and the lot price.  Related to our commercial land, reduced demand for our commercial property could result in significantly reduced prices of our commercial real estate and adversely impact our cash flows.

    For the remainder of 2007 and into 2008, the Company plans to explore opportunities in Florida while continuing its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations as needed.  Future acquisitions may be financed through a combination of Company equity, third-party equity and market rate mortgages.
The Company anticipates the completion of several large infrastructure projects in 2008 which will open up access to future villages.  While much of these costs were funded through bonds issued by Charles County, there remains a difference of approximately $10,000,000 between the cost of the projects and the bonds issued by Charles County.   The Company expects to fund the difference out of cash flow and/or financing between now and the end of 2008.  Further, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial along with other potential rental property opportunities.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the next 12 months. However, there are no assurances that these funds will be generated.  Accordingly, the Company will be carefully monitoring cash flow requirements over the next 12 months.
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
As of September 30, 2007, there have been no material changes in the Company's financial market risk since December 31, 2006, as discussed in the Company's Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
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

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 14, 2007	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: November 14, 2007	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer