Form 10-K
period 2007-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-03-20
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Shares, $.01 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.Yes / /No /x/

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.Yes / /No /x/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.Yes /x/No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  / /     Accelerated filer  / /     Non-accelerated filer  / /      Smaller Reporting Company /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  / /    No  /x/

As of June 30, 2007 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange on that day of $20.41, was $50,432,130.  As of March 1, 2008, there were 5,229,954 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of American Community Properties Trust to be filed with the Securities and Exchange Commission with respect to the 2008 Annual Meeting of Shareholders, to be held on June 4, 2008, are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2007 Form 10-K Annual Report

 PART I

ITEM 1.	BUSINESS
References to "we," "us," "our" or the "Company" refer to American Community Properties Trust and our business and operations conducted through our subsidiaries.

GENERAL
On March 17, 1997, American Community Properties Trust ("ACPT" or the "Company"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC" or "Predecessor"), was formed as a real estate investment trust under Title 8 of the Corporations and Associates Article of the Annotated Code of Maryland (the "Maryland REIT Law").  ACPT was formed to succeed to most of IGC's real estate assets.
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
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders.  A federal tax regulation has been proposed that could eliminate the pass through of these foreign tax credits to ACPT’s shareholders.  Comments on the proposed regulation are currently being evaluated with the final regulation expected to be effective for tax years beginning after the final regulation is ultimately published in the Federal Register.  ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT, and dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. multifamily rental properties flows through to ARPT.

ARPT
ARPT holds partnership interests in 21 multifamily rental properties ("U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware limited partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC
ARMC performs property management services in the United States for the U.S. Apartment Properties and for one other rental apartment not owned by ACPT.

ALD
ALD owns and operates the assets of ACPT's United States community development operations. These include the following:
1.	a 100% interest in St. Charles Community LLC ("SCC LLC") which holds approximately 4,000 acres of land in St. Charles, Maryland;
2.
the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with the balance of the residential land in Parque Escorial in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP; and

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

In July 2007, J. Michael Wilson filed a Form 13 D/A announcing the Wilson family’s intentions to obtain an investor for a potential management buyout of the company. Accordingly, the Board of Trustees formed a Special Committee of Independent Trustees to take such actions on behalf of the Trust related to or airsing in connection with any such potential transactions.

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

The Company continues to believe that its investments in suburban multifamily rental properties will provide long-term value.  Suburban multifamily capitalization rates decreased for the third consecutive year to 6.34%, down from 6.44% for 2006 and remain in the first position relative to other types of real estate investment.1

New Multifamily Rental Property Construction
Sheffield Greens Apartments, which began leasing efforts in the first quarter of 2006, completed the lease-up of the facility in the second quarter 2007. The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet.  The complex was substantially complete as of January 31, 2007, with all units available for occupancy at that time.
The Company is currently planning the construction of a 184 unit luxury apartment complex within St. Charles, called Gleneagles Apartments.  Gleneagles Apartments is expected to consist of 1, 2 and 3 bedroom units ranging in size of 905 to 1840 square feet.  The Company currently anticipates average monthly rents of approximately $1,625 per unit.  Pre-leasing efforts are currently scheduled to commence during the second quarter of 2008, with delivery of the initial units within the complex during the first quarter of 2009.  The Company has submitted for building permits, and currently anticipates final approval from Charles County by the third quarter of 2008.  Construction of the project is expected to begin promptly after the permits are issued.  The Company is also currently in the process of obtaining a HUD insured loan for this project which is expected to close within 60 days of receiving the County’s approval of the plat.

1 Per Integra Realty Resources (“IRR”) Viewpoint 2008, “Real Estate Value Trends”

Multifamily Rental Property Acquisitions
The following table sets forth the name of each entity owning U.S. Apartment Properties; the number of rental units in the property; the percentage of all units held by U.S. Apartment Properties; the project cost; the percentage of such units under lease; and the expiration date and maximum benefit for any subsidy contract:

	Number of		12/31/2007	Occupancy	Expiration	Maximum
	Apartment	Percentage of	Project Cost (A)	at	Of Subsidy	Subsidy
U.S. APARTMENTS PROPERTIES	Units	Portfolio	(in thousands)	12/31/2007	Contract	(in thousands)
Consolidated Partnerships
Bannister	167	5%	$9,736	94%	N/A	$-
	41	1%			2008	521
Coachman's	104	3%	7,997	97%	N/A	-
Crossland	96	3%	3,358	92%	N/A	-
Essex	496	15%	21,037	98%	2008	4,488
Fox Chase	176	5%	8,969	97%	N/A	-
Headen House	136	4%	8,582	97%	2008	1,641
Huntington	204	6%	10,115	96%	2008	2,421
Lancaster	104	3%	6,002	96%	N/A	(B)
Milford Station I	200	6%	13,165	91%	N/A	-
Milford Station II	50	1%	1,861	96%	N/A	-
New Forest	256	8%	15,412	93%	N/A	-
Nottingham South	85	3%	3,049	89%	N/A	-
Owings Chase	234	7%	15,749	95%	N/A	-
Palmer	96	3%	9,138	91%	N/A	-
	56	2%			2008	709
Prescott Square	73	2%	4,738	92%	N/A	-
Sheffield Greens	252	7%	25,854	93%	N/A	-
Village Lake	122	3%	8,010	91%	N/A	-
Wakefield Terrace	164	5%	11,325	93%	N/A	-
	40	1%			2011	525
Wakefield Third Age (Brookmont)	104	3%	5,552	95%	N/A	-
	3,256	96%	189,649			10,305
Unconsolidated Partnerships
Brookside Gardens	56	2%	2,694	98%	N/A	(C)
Lakeside Apartments	54	2%	4,130	98%	N/A	(C)
	110	4%	6,824
	3,366	100%	$196,473			$10,305

(A)	Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.
(B)	Not subsidized, however, 54 units are subject to household income restrictions set by the Maryland Community Development Administration (“MCDA”).
(C)	Not subsidized, but all units are set aside for low to moderate income tenants over certain age limitations under provisions set by the LIHTC program.

The following table sets forth the operating results, mortgage balances and our economic interest in the U.S. Apartment Properties by location ($ amounts in thousands, all other figures are actual):
U.S. APARTMENT PROPERTIES	Number of Apartment Units	Operating Revenues	Operating Expenses (a)	Non-Recourse Mortgage Outstanding	Economic Interest Upon Liquidation (b)
Consolidated Partnerships
Charles County, Maryland
Bannister	208	$2,561	$1,118	$12,501	100.0%
Coachman's	104	1,695	687	10,883	95.0%
Crossland	96	1,188	555	4,091	60.0%
Fox Chase	176	2,293	883	12,840	99.9%
Headen House	136	1,634	625	6,914	75.5%
Huntington	204	2,432	1,533	9,218	50.0%
Lancaster	104	1,462	683	8,491	100.0%
New Forest	256	3,971	1,520	22,717	99.9%
Palmer	152	1,874	789	6,746	75.5%
Sheffield Greens	252	3,700	1,871	26,945	100.0%
Village Lake	122	1,604	649	9,205	95.0%
Wakefield Terrace	204	2,283	1,085	10,041	75.5%
Wakefield Third Age (Brookmont)	104	1,280	558	7,295	75.5%

Baltimore County, Maryland
Milford Station I	200	1,907	1,036	10,491	100.0%
Milford Station II	50	399	284	1,345	100.0%
Nottingham South	85	639	478	2,560	100.0%
Owings Chase	234	2,427	1,302	12,376	100.0%
Prescott Square	73	785	479	3,590	100.0%

Henrico County, Virginia
Essex	496	4,282	2,757	14,025	50.0%	(c)
Total Consolidated	3,256	38,416	18,892	192,274

Unconsolidated Partnerships
Charles County, Maryland
Brookside Gardens	56	318	271	1,241		(d)
Lakeside	54	493	262	1,952		(e)
Total Unconsolidated	110	811	533	3,193
Grand Total	3,366	$39,227	$19,425	$195,467

(a)	Amounts exclude management fees eliminated in consolidation.
(b)	Surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest except those identified by additional description.
(c)
Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital.  As of December 31, 2007, the unrecovered limited partner capital for Essex was $1,890,000.  The Company’s receivable of $2,958,000 is the second priority of proceeds from the sale or liquidation on the property.  Until the limited partners have recovered their capital contributions, any surplus cash is distributed first to the limited partners up to $100,000, then a matching $100,000 to the general partner, with any remaining split between the general partner and the limited partners.

(d)	The allocation of profits and surplus cash, as per the partnership agreement, is based on a complex waterfall calculation. The Company’s share of the economic ownership is immaterial.
(e)
The allocation of profits and surplus cash, as per the partnership agreement, is based on a complex waterfall calculation.  The Company is currently eligible to receive $363,000 in distributions related to the payment of a development fee.  This amount receives priority over return of equity to the partners but is subordinate to a $3,000 per year preferred return to the minority partners.  Upon settlement of all priority items, balance is split 70% to the company and 30% to the minority partners.

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
Subsidy contracts for ACPT's U.S. Apartment Properties are scheduled to expire between 2008 and 2011. ACPT currently intends to seek the renewal of expiring subsidy contracts for its properties based on the most advantageous options available at the time of renewal. Please refer to the table shown on page 7 for the expiration dates and amounts of subsidies for the respective properties. We initiate the HUD contract renewal process annually. For contracts where we have elected five-year terms, we are limited to increases based on an Operating Cost Adjustment Factor (“OCAF”).  At the end of the five-year term, or annually if a five-year term is not elected, we will have six options for renewing Section 8 contracts depending upon whether we can meet the eligibility criteria.  Historically, we have met the criteria necessary to renew our Section 8 contracts.
Cash flow from projects whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland or Virginia (the "State Financing Agencies") are subject to guidelines and limits established by the apartment properties' regulatory agreements with HUD and the State Financing Agencies.
Our regulatory contracts with HUD and/or the mortgage lenders generally require that certain escrows be established as replacement reserves.  The balance of the replacement reserves are available to fund capital improvements as approved by HUD or the mortgage lender.  As of December 31, 2007, a total of $3.5 million was designated as replacement reserves for the consolidated U.S. Apartment Partnerships.
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

Competition
ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rate rents. The Company's subsidized units average annual occupancy of approximately 98%.  ACPT's apartments in St. Charles that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. Our occupancy rates for our market rate properties typically range from 90% to 99%.  When for-sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for apartment rental units typically benefits.  With the recent subprime mortgage crisis, the Company has seen new homeowners who can no longer afford the increases in their adjustable rate mortgages return to the rental market.
The Company has historically been the only source for multifamily apartment living in the St. Charles and surrounding Waldorf areas.  In the spring of 2008, Archstone-Smith is expected to open “Westchester at the Pavilions,” a luxury apartment community in St. Charles.  We believe that rents within this new facility will be higher than those currently charged for the Company’s apartments.  However, it is unclear if and to what extent occupancy at our higher end fair market properties will be impacted by the addition of these units into the St. Charles market.

PROPERTY MANAGEMENT
ACPT, indirectly through ARMC, operates a property management business in the Washington, D.C. metropolitan area, Baltimore, Maryland and in Richmond, Virginia. ARMC earns fees from the management of 3,654 rental apartment units. ACPT holds an ownership interest in 3,366 units managed by ARMC.  Management fees for these 3,366 units are based on a percentage of rents ranging from 4% to 6.5%. The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but, may be terminated on 30 days notice by either party. ARMC is entitled to receive an aggregate incentive management fee of $40,000 annually from two of the properties that it manages, as well as the potential to receive an incentive management fee of $100,000 from another property that it manages.  The payment of these fees is subject to the availability of surplus cash. Management and other fees earned from properties included within the consolidated financial statements are eliminated in consolidation. Management fees for the other managed apartment property owned by a third party equal 3% of rents. Effective February 28, 2007, the Company’s management agreement with one of these managed apartment properties, G.L. Limited Partnership, was terminated upon the sale of the apartment property to a third party.

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
St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (substantially completed), Fairway Village (currently under development), Piney Reach (undeveloped except for certain infrastructure improvements) and Wooded Glen (undeveloped except for certain infrastructure improvements). Each of the developed villages consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also has an 18-hole public golf course in its Fairway Village community. Each community is planned for a mix of residential housing, including detached single-family homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.
The development of St. Charles as a planned unit development ("PUD") began in 1972 when Charles County approved a comprehensive PUD agreement for St. Charles. This master plan allows for the construction of 24,730 housing units and approximately 1,390 acres of commercial and industrial development. As of December 31, 2007, there were more than 11,000 completed housing units in St. Charles, including Carrington neighborhood, which began prior to 1972 and are not included in the PUD. In addition, there are schools, recreation facilities, commercial, office and retail space in excess of 4.4 million square feet in St. Charles.  ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities. ACPT develops lots for sale for detached single-family homes, townhomes, apartment complexes, and commercial and industrial development.
Fairway Village, named for the existing 18-hole public golf course it surrounds, is under development. The master plan provides for 3,346 dwelling units on 1,612 acres, including a business park and a 68-acre village center. Opened in 1999, development of Fairway Village continues to progress as evidenced by the 78 lots settled in 2007 and the 129 completed lots in backlog as of December 31, 2007. All settlements made in 2007 were the result of the March 2004 agreement with Lennar Corporation (“Lennar”) discussed below.  Since inception of Fairway Village, builders have settled 628 fully developed lots in the first thirteen parcels.  In addition to lots in backlog, infrastructure construction has started on the next 68 single family lots and 148 townhome lots, with completion expected by the end of 2008.  Some of this lot development is being completed in order for the Company to have access to the parcel designated for our Gleneagles Apartment complexes. Additional parcels are in the engineering phase.
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
As of December 31, 2007, 35.66 acres of developed commercial land and 129 residential lots were available for delivery.

The following table is a summary of the land inventory available in St. Charles as of December 31, 2007:
	Lot Type	Estimated Number of Lots	Approximate Acreage	Entitlements	Estimated Expected Date of Sale	Estimated Aggregate Sales Price
SMALLWOOD VILLAGE
Commercial, Retail, Office:
Henry Ford Circle	Commercial	8	8.89	A	2008 - 2009	$1.8 - $2.0 million
Industrial:
Industrial Park North Tract 21, Parcel F	Light Industrial	1	4.18	A	TBD	TBD
Industrial Park North Tract 23, Parcel A	Light Industrial	1	1.95	A	TBD	TBD
WESTLAKE VILLAGE
Commercial, Retail, Office:
Town Center Parcel A3	Restaurant, Office, Retail	4	7.76	A	2008 - 2012	$6 million
Town Center Parcel A3 Lot 3	Restaurant, Office Retail	1	1.50	A	Internal Use	N/A
Parcel M	Office, Retail	1	2.61	A	2008	$300,000
Hampshire Commercial Parcel Q	Commercial	1	13.31	C	TBD	$ 2.1 million
FAIRWAY VILLAGE
Residential Lots:
Sheffield Parcel I	SF Attached	8	20.12	A	2008	*
Sheffield Parcel G/M1	SF Detached	121	32.15	A	2008 – 2009	*
Sheffield Parcel J	SF Attached	148	34.30	B	2008 - 2010	*
Gleneagles Parcel A	Multi-Family	120	12.40	B	Internal Use	N/A
Gleneagles Parcel B	Multi-Family	184	13.00	B	Internal Use	N/A
Gleneagles Parcel D	SF Detached	68	28.40	B	2008 - 2009	*
Gleneagles Parcel E	SF Detached	117	53.70	B	2009 - 2010	*
Gleneagles Parcel C	SF Attached	128	21.20	B	2010 - 2011	*
Gleneagles Parcel F	SF Detached	84	31.00	B	2009 - 2010	*
Gleneagles South Neighborhood	SF Attached	194	25.00	C	2011 - 2013	*
Gleneagles South Neighborhood	SF Detached	642	224.40	C	2010 - 2013	*
Gleneagles South Neighborhood	Multi-Family	165	14.00	C	Internal Use	N/A
Commercial, Retail, Office:
Middle Business Park Parcel D	Office, Commercial	14	42.15	B	TBD	TBD
Fairway Village Center	Retail, Commercial	1	93.90	B	TBD	TBD
Middle Business Park Parcel B	Office, Commercial	4	32.85	B	TBD	TBD
Middle Business Park Parcel C	Office, Commercial	3	16.16	B	TBD	TBD
VILLAGE OF WOODED GLEN
Residential Parcels	TBD	7,155	1810.40	D	TBD	TBD
Wooded Glen Village Center	Retail, Commercial	1	30.00	C	TBD	TBD
VILLAGE OF PINEY REACH
Residential Parcels	TBD	2,921	666.60	D	TBD	TBD
Piney Reach Village Center	Retail, Commercial	1	37.30	C	TBD	TBD
Piney Reach Industrial Park	Industrial	1	76.18	C	2009	$13.0 million
Piney Reach Industrial Park	Industrial	66	506.59	C	TBD	TBD
(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Completed master plan approval including all entitlements
(D) Completed master plan approval including all entitlements excluding school allocations
TBD means To Be Determined.
* Price determined as a percentage (generally 30%) of the "Base Selling Price" of the new home constructed and sold on the lot per the terms of the sales agreement with Lennar Corporation.

Customer Dependence
In March 2004, the Company executed development and purchase agreements with Lennar’s homebuilding subsidiary to develop and sell approximately 1,950 residential lots, consisting of approximately 1,359 single-family lots and 591 town home lots in Fairway Village (the “Lennar Agreements”).  The Lennar Agreements require the homebuilder to provide $20,000,000 of letters of credit to secure the purchase of the lots.  The letters of credit will be used as collateral for major infrastructure loans from the Charles County Commissioners of up to $20,000,000 and will be reduced as the Company repays the principal of these loans.  As security for the Company’s obligations to Lennar, a junior lien was placed on the residential portion of Fairway Village. For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the Charles County Commissioners at which time the lot is released from the junior lien.  Under the Lennar Agreements, the Company is responsible for making developed lots available to Lennar on a monthly basis, and subject to availability, the builder is required to purchase a minimum of 200 residential lots developed by the Company per year.  Based on 200 lot sales per year, it is estimated that settlements will take place through 2015; however, the continued slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, has adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In December 2007, the Company executed an amendment to the Lennar Agreements (the “December Amendment”) whereby the Company agreed to accept 51 lot settlements in December 2007 as satisfaction of Lennar’s lot takedown requirement for 2007, resulting in 78 total lots taken down by Lennar during 2007.
According to the terms of the Lennar Agreements, the final selling price of the lots will be calculated based on 30% of the base sales price of homes sold by the builder.  As part of the December Amendment to the Lennar Agreements, the Company agreed to temporarily reduce the final lot price for 100 lots (51 taken down in December 2007 and 49 which Lennar has agreed to take before June 1, 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per townhome lot.  Currently new townhomes in Fairway Village are priced between $330,000 and $400,000 while single family homes in Fairway Village are priced between $390,000 and $500,000.
In September 2004, the Company entered into a joint venture agreement with Lennar for the development of a 352-unit, active adult community located in St. Charles, Maryland; and transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  Lennar and the Company each have an equal interest in the cash, earnings and decision making concerning the joint venture. The joint venture's operating agreement calls for the development of 352 lots.  Delivery of these lots began in the fourth quarter of 2005.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  However, the joint venture has ceased development activities for one year, as to date, lot development has outpaced sales.
Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. segment were $9,663,000 for the year ended December 31, 2007 which represents 18% of the U.S. segment's revenue and 11% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2007.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.  If such an event were to occur, there would be no assurance that the lost volume would be replaced timely and on comparable terms.

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
Under a settlement agreement reached between ACPT and the County in 2001, the County provided guaranteed school allocations to St. Charles for 898 new dwelling units.  The County subsequently granted allocations for an additional 200 dwelling units in 2005, 300 for 2006, 300 for 2007 and in January of 2008, the County granted us an additional 300 units for 2008.  To date, we have recorded 898 dwelling units with the County leaving us with a balance of 1,096 school allocations available for new dwelling units.  School allocations are used when the Company records the subdivision plats with the County.  The Company anticipates using 452 allocations in 2008 related to additional lot development and beginning construction of Gleneagles multifamily housing.
Under the settlement agreement, the County agreed to utilize a base line assumption of 200 school allocations per year, however, there are no guarantees that additional allocations will be granted in future years.  Under the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles.  As of December 31, 2007, approximately 1,425 of the 2,000 units remained.  Our agreement reached with the County also provides for the possibility of the Company's being allowed to annex additional contiguous land to St. Charles.
Pursuant to the settlement agreement the Company agreed to accelerate the construction of two major roadway links to the County’s road system. Also, as part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar.  As of December 31, 2007, the Charles County Commissioners have issued three separate Consolidated Public Improvement Bonds (the “Bonds”) totaling $20,000,000 on behalf of the Company.  The Bonds bear an interest rate between 4% and 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years. The Bond Repayment agreements with the County stipulate the borrowing and repayment provisions for the funds advanced.  Total cost of the construction project is estimated at approximately $31,138,000.
 The complete terms of the settlement are contained in an Amended Order in Docket 90 before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court, an Indenture, and a Settlement Agreement.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is planned to house a minor league baseball stadium and entertainment complex. Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex. The County will be responsible for infrastructure improvements on the site of the complex. In return, the County will issue the general obligation bonds to finance the infrastructure improvements. In March 2006 and 2007, $4,000,000 and $3,000,000 of bonds were issued for this project, respectively.   In March 2008, we anticipate the issuance of an additional $3,000,000 will be issued related to completion of required stadium improvements.  As per the stipulations provided for in the Bond Repayment agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period. In addition, the County agreed to increase the base line assumption from 200 to 300 school allocations per year commencing with the issuance of these bonds and continuing until such bonds are repaid in full.

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
In 2007, we spent nearly $80,000 for these costs.  As land development continues, an annual cost of approximately $100,000 can be expected.

ECONOMIC AND DEMOGRAPHIC INFORMATION
Based on figures prepared by the Charles County Department of Planning and Growth Management ("DPGM"), the population of Charles County grew to 124,145 in 2000, up from 101,000 in 1990, and is projected to increase at a rate of 2% per year, reaching a total of 182,000 by 2020.  Charles County was the ninth fastest growing county in the state between the 1990 and 2000 census with an average annual growth rate during that period of 1.77%. The median household income in Charles County was $80,179 in 2006.  Building permit activity for new structures decreased 24% to 1,971 permits issued in Charles County in 2007 compared to 2,602 permits issued in 2006.

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

    The table below sets forth the name of each property; the number of rental units in the property; the percentage of all units held by Puerto Rico Apartment Properties; the project cost; the percentage of such units under lease; and the expiration date and maximum benefit for any subsidy contract:
	Number of	Percentage	12/31/2007	Occupancy	Expiration	Maximum
	Apartment	of	Project Cost (B)	at	Of Subsidy	Subsidy
P. R. APARTMENTS PROPERTIES	Units	Portfolio	(in thousands)	12/31/2007	Contract	(in thousands)
Consolidated Partnerships
San Anton	184	7%	$5,562	100%	2010	$1,316
Monserrate Associates	304	11%	12,853	100%	2009	2,568
Alturas del Senorial	124	5%	5,126	99%	2009	1,039
Jardines de Caparra	198	7%	8,076	100%	2010	1,582
Colinas de San Juan	300	11%	12,645	100%	2011	2,048
Bayamon Garden	280	11%	14,200	100%	2011	2,022
Vistas del Turabo	96	4%	3,560	100%	2021	704
Monserrate Tower II (A)	304	11%	13,539	100%	2020	2,478
Santa Juana (A)	198	7%	8,128	100%	2020	1,660
Torre De Las Cumbres (A)	155	6%	7,102	99%	2020	1,310
De Diego (A)	198	8%	8,086	100%	2020	1,618
Valle del Sol	312	12%	15,853	100%	2008	2,463
	2,653	100%	$114,730			$20,808

(A)	This property is owned by Carolina Associates L.P., a Maryland limited partnership in which IGP holds a 50% interest.
(B)	Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated Depreciation" in Item 8 of this 10-K.

The table below sets forth the operating results, mortgage balances and our economic interest in the Puerto Rico Apartment Properties by location ($ amounts in thousands, all other figures are actual):

P.R. APARTMENT PROPERTIES	Number of Apartment Units	Operating Revenues	Operating Expenses (a)	Non-Recourse Mortgage Outstanding	Economic Interest Upon Liquidation (b)

Consolidated Partnerships
Carolina, Puerto Rico
Monserrate Associates	304	$2,624	$1,346	$7,110	52.50%
Monserrate Tower II (c)	304	2,597	1,312	9,995	50.00%	(e)
San Anton	184	1,466	897	4,157	49.50%

San Juan, Puerto Rico
Alturas Del Senorial	124	1,095	530	3,502	50.00%
Colinas San Juan	300	2,090	845	9,499	50.00%
De Diego (c)	198	1,715	845	5,531	50.00%	(e)
Torre de Las Cumbres (c)	155	1,381	661	5,135	50.00%	(e)

Caguas, Puerto Rico
Santa Juana (c)	198	1,888	937	7,130	50.00%	(e)
Vistas Del Turabo (f)	96	688	343	961	50.00%	(d) (e)

Bayamon, Puerto Rico
Bayamon Garden (f)	280	2,106	839	9,289	50.00%	(d) (e)
Jardines De Caparra	198	1,694	847	6,328	50.00%	(e)
Valle Del Sol	312	2,501	835	10,578	50.00%	(d) (f)
Total Consolidated	2,653	$21,845	$10,237	$79,215

(a)	Amounts exclude management fees eliminated in consolidation.
(b)	Surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest except those identified by additional description
(c)	Owned by Carolina Associates
(d)
Upon liquidation, the limited partners have a priority distribution equal to their uncovered capital.  As of December 31, 2007, the unrecovered limited partner capital in Bayamon Garden, Valle Del Sol and Vistas Del Turabo were $952,000, $779,000, and $618,000 respectively.

(e)
In addition to normal operating receivables between the Company and the Puerto Rico Apartment Properties, the Company has a receivable for incentive management fees of $59,000 for Bayamon Gardens, $12,000 for Jardines de Caparra, $22,000 for Torre de Las Cumbres, $28,000 for De Diego Apartments, $28,000 for Santa Juana Apartments and $42,000 for Monserrate Towers II.  The Company also has a receivable for working capital loan of $29,000 for Vistas del Turabo.  This receivable would receive priority upon liquidation of the interests of this partnership.

(f)
In addition to the receivable noted in (c) above, the Company has a note receivable from Valle del Sol amounting $928,000.  This receivable is the result from unsecured development cost loans made to the Partnership to cover acquisition and construction costs of the rental property in excess of the permanent financing.  Pursuant to the terms of the Partnership agreement, the note is non-interest bearing and is payable only by proceeds from mortgage refinancing, partial condemnations, sales of easements or similar interests or proceeds from sale of the properties, but only after the payment of the debt and liabilities due to outsiders and expenses of liquidation.

(g)	Distributions from these partnerships are limited to an annual amount of $10,000 and $118,000 for Vistas Del Turabo and Bayamon Gardens, respectively.

Commercial Rental Properties
In September 2005, the Company commenced the operations of its first commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest.   Escorial Building One is a three-story building with approximately 56,000 square feet of office space for lease.  The Company moved its Puerto Rico corporate office to the new facility in the third quarter of 2005 and, as of December 31, 2007, leases approximately 20% of the building.  As of December 31, 2007, 38% of the office space was leased.  On December 10, 2007, the Company signed a letter of intent with a new tenant to lease 33% of Escorial Office Building One.  The lease will commence 10 days following completion of tenant improvements which is anticipated for the third quarter 2008.  The Company continues to focus on leasing the balance of available space in Escorial Office Building One.
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
Our regulatory contracts with HUD and/or the mortgage lenders generally require that certain escrows be established as replacement reserves and debt service reserves.  The balance of the replacement reserves are available to fund capital improvements as approved by HUD or the mortgage lender.  The balance of the debt service reserves is restricted for the purposes of making mortgage payments in limited circumstances.  As of December 31, 2007, a total of $3.4 million was designated as replacement reserves and $3.3 million as debt service reserves for the consolidated PR Apartment Partnerships.
Two of our partnerships are limited distribution partnerships in that annual distributions cannot exceed certain pre-determined amounts.  For Vistas Del Turabo, distributions are limited to $10,000 per year.  For Bayamon Gardens, distributions are limited to $118,000 per year.  Any surplus cash generated by these properties must be deposited in a residual receipts account, that with HUD approval, can be used for repairs to the property.
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
Site improvements for the first three residential phases, comprising 2,252 units, are substantially completed and either sold to third party homebuilders or used by the Company’s homebuilding operations for the construction of condominiums by the Company.  The next residential phase, at the Hill Top in Parque Escorial, comprising approximately of 216 units, is in the beginning stage of infrastructure development leaving the last phase of 232 units for development in the future.  There were no commercial land sales in backlog as of December 31, 2007.
ACPT indirectly holds a 100% interest in LDA, which in 1989 acquired the 427-acre site of the former El Comandante Race Track in Carolina, PR.  LDA also owns approximately 490 acres adjacent to the new El Comandante Race Track in Canovanas, PR.  At present, LDA is in the process of obtaining zoning approvals to convert the property into a master plan mixed-use community, Parque El Comandante, as we did in Parque Escorial. As part of the rezoning process in Parque El Commandante, in December 2007, a government agency requested the preparation of an Environmental Impact Statement which will be submitted during the first quarter of 2008.

The following table is a summary of the land inventory available in Puerto Rico as of December 31, 2007:

	Current Zoning	Lot Type	Estimated Number of Units/Parcels	Approximate Acreage	Entitlements	Expected Date of Sale	Estimated Asking Sales Price
PARQUE ESCORIAL
Office Park:
Lot IV-3b	Office	Office	1	2.7	A	To be held	N/A
Residential:
Hilltop Phase I - 216 units	Residential	Residential	216	21.19	B	TBD	N/A
Hilltop Phase II - 232 units	Residential	Residential	232	95.81	B	TBD	N/A

PARQUE EL COMANDANTE
Mixed-use Lots:
Phase I - Quarry Site	Residential	Mixed-use commercial	TBD	50.79	C	2008 – 2009	$25 million
Phase II - Route 66 North	Agricultural	Mixed-use	TBD	165.83	C	TBD	TBD
Residential Lots:
Phase I - Quarry Site	Commercial	Residential	TBD	26.11	C	TBD	TBD
Phase III - Route 66 South	Agricultural	Residential	TBD	209.14	C	TBD	TBD
Phase IV - Out-Parcel	Agricultural	Residential	TBD	38.85	C	2008 - 2009	$3.0 - 4.0 million

(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Proposed master plan

Government Approvals
Parque Escorial's master plan has been approved but specific site plans are subject to the planning board review and approval.  Recently, the Company obtained approval from the natural resources department of Puerto Rico for the infrastructure development of 216 Hill Top residential units.
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

Environmental Impact
Management of ACPT believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations.  All of the necessary agencies have endorsed Parque Escorial's environmental impact statement.  Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land.  An erosion and sedimentation control plan must be obtained prior to construction.  This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2007, we did not incur any of these costs.  Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period.  We are in the planning stage of Parque El Comandante and will not have estimates for such costs until we are further in the design stage.
The Puerto Rico Department of Natural and Environment Resources (DNER) have enacted Regulation #25 whereas it requires the replacement of trees removed during land development of the proposed Escorial Hilltop Project on a two to one basis.  In February 2006, IGP's Agronomist submitted to DNER a tree mitigation plan.  On December 13, 2006, IGP received from DNER's the approval and permit, under certain conditions, to proceed with the tree mitigation plan.  As part of this mitigation plan, in September 2007, the Company signed a Mitigation Agreement which included planting 10,900 trees in the Parque Escorial community over the next three years.  In addition, the Company segregated and donated 44 acres of land to the Municipality of Carolina to get the final approval to begin the land development at the Hilltop.   In addition, the Company paid $275,000 to the Municipality for future maintenance costs of the urban forest.  These parcels of land will be a conservation area for an urban forest.

HOMEBUILDING
During the first quarter of 2004, IGP formed a wholly owned subsidiary, Torres del Escorial, a Puerto Rico corporation, to construct and sell a 160-unit residential project within the Parque Escorial master plan community.  The project consists of four towers with 40 units in each tower.  The construction of the four-tower condominium complex was completed in December 2006.  As of December 31, 2007, 139 units were delivered.  The rest of the project remains for sale in 2008.  There was 1 unit under contract as of December 31, 2007.  This option is backed by a $6,000 deposit and sales contract.  In 2007, the Puerto Rico real estate market suffered its worst year in the last three decades; however, we continued to sell units in Torres del Escorial at favorable prices, but at a slower than anticipated pace.

Competition
The Company believes that competition related to homebuilding is similar to competition related to community development.  Refer to previous discussion for details.

ECONOMIC AND DEMOGRAPHIC INFORMATION
Puerto Rico has a population of approximately 3.9 million, and the Puerto Rico Planning Board projects the population will continue to grow. Construction in the residential sector has shifted from single-family homes to multi-family dwellings such as walk-up condominiums. As of the date of filing this report, we were informed that the 2007 Economic Report to the Governor was not available.  As presented in the 2006 Economic Report to the Governor, for the fiscal year ended June 30, 2006, per capita personal income was $12,997 with an average family income of $41,592. The economy of Puerto Rico registered growth in constant dollars of 0.7% in 2006.

GENERAL

Employees
ACPT had 252 full-time employees as of December 31, 2007, 114 in the United States and 138 in Puerto Rico.  In Puerto Rico, 34 employees, or 13% of the Company’s total workforce, were subject to a Collective Bargaining Agreement which expired in February 2007, and was currently under negotiations as of December 31, 2007. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the properties.

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
Our principal Internet address is www.acptrust.com. We make available, free of charge, on or through www.acptrust.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of the Company's Annual Report or Code of Ethics for Senior Financial Officers can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

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

Risk that the real estate market would be unable to recover timely from an economic downturn in the general economy
• The real estate business is a cyclical business.  Currently, weak economic conditions in the United States and Puerto Rico have substantially slowed home sales and reduced home sale prices.  Continued significant declines in the prices for real estate could adversely affect our home and land sales revenues and margins.  In addition, adverse changes to key economic indicators such as unemployment rates and inflation could further reduce the willingness or ability of individuals to purchase new homes which could adversely affect our operations.

Lack of availability and creditworthiness of tenants
• We are exposed to customer risk. Our performance depends on our ability to collect rent from our customers. General economic conditions and an increase in unemployment rates could cause the financial condition of a large number of our tenants to deteriorate. While no tenant in our wholly owned portfolio accounted for a significant amount of the annualized rental revenue of these respective properties at December 31, 2007, our financial position may be adversely affected by financial difficulties experienced by our tenants, including bankruptcies, insolvencies or general downturns in business.

The risk of loss of available financing for both our customers and us
• Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of our land or homes.  The current credit crisis in the subprime mortgage markets has increased lender scrutiny and made it difficult for some potential homebuyers to obtain financing.  Continued or increasing limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations.  Our business and earnings is also substantially dependent on our ability to obtain financing for our development activities as well as refinancing our properties' mortgages.  Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing, reduce our ability to obtain the funds required for our future operations, and limit our ability to refinance existing debt when it matures.  Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain loans to finance the development of our future communities.

Adverse changes in the real estate markets, including, among other things:
Competition with other companies
• We operate in a very competitive environment, which is characterized by competition from a number of other land developers.  Actions or changes in plans by competitors may negatively affect us.

Reduction in demand for new construction homes
• The price received for residential lots in St. Charles and home sales in Puerto Rico are impacted by changes in the demand for new construction homes.  Continued softening of the demand for new homes in these areas will likely result in reductions in selling prices which would negatively impact our revenues and gross margins.

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

Risk of adverse changes in our relationship with significant customers, specifically Lennar Corporation:
Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. segment were $9,663,000 for the year ended December 31, 2007 which represents 18% of the U.S. segment's revenue and 11% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2007.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.  We cannot assure you that any lost sales could be replaced on comparable terms, or at all.
Although Lennar is contractually obligated to take 200 lots per year, the market is not currently sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested and the Company granted a reduction of the 200 lot requirement for 2007.   Management agreed to accept a total of 78 lots as satisfaction of their lot takedown requirement for 2007.  In addition, the Company agreed to a temporary price reduction to 22.5% of the selling price of the home for 100 lots, 49 of which Lennar agreed purchase prior to June 1, 2008. Should  Lennar not comply with their obligations pursuant our amended contract or  there be a reduced demand for our commercial property our cash flow would be adversely impacted.

Risk that we would be unable to renew HUD subsidy contracts and the absence of federal funds on a timely basis to service these contracts
As of December 31, 2007, we owned an equity interest in and managed for third parties multifamily rental properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners.  Historically, there have been delays in the receipt of subsidy payments which generally occur upon contract renewal and HUD’s annual budget renewal process.  For those partnerships in which we serve as General Partner, we may be required to fund operating cash deficits when these delays occur.  General Partner advances or loans to the partnerships may then become subject to the repayment provisions required by the respective partnership agreements which may impede the timing of repayment.  Furthermore, as a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

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
A shareholder generally will be subject to U.S. federal income tax on his or her allocable share of our taxable income, whether or not we distribute that income to them.  We intend to make elections and take other actions so that, to the extent possible, our taxable income will be allocated to individual shareholders in accordance with the cash received by them.  In addition, we are generally required by our Declaration of Trust to make minimum aggregate distributions, in cash or property, each year to our shareholders equal to 45% of our net taxable income, reduced by the amount of Puerto Rico taxes we pay.

If our income consists largely of cash distributions from our subsidiaries, as expected, it is likely that we will have sufficient cash to distribute to shareholders.  There can be no assurance, however, that our income allocations to the individual shareholders will be respected or that we will be able to make distributions in any given year that provide each individual shareholder with sufficient cash to meet his or her federal and state income tax liabilities with respect to his or her share of our income.  However, there is pending legislation which may affect the ability to claim foreign tax credits under Section 901 of the Code.  On November 19, 2007, Notice 2007-95 provided a delay of the effective date of proposed amendments to the foreign tax credit regulations.  The regulations, with or without changes, will be effective for tax years beginning after the final regulations are published in the Federal Register.

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

Investors should be aware that tax rules relating to the tax basis and holding period of interests in a partnership differ from those rules affecting corporate stock generally, and these special rules may impact purchases and sales of our shares in separate transactions.
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

Thus, according to the ruling discussed above, a shareholder will be unable to select high or low basis shares to sell as would be the case with shares of entities treated as corporations for federal income tax purposes, but, according to the regulations, may designate specific shares for purposes of determining the holding period of the shares transferred.  A shareholder electing to use the actual holding period of shares transferred must consistently use that identification method for all subsequent sales or exchanges of shares.  A shareholder considering the purchase of additional shares or a sale of shares purchased in separate transactions is urged to consult his or her tax advisor as to the possible consequences of the ruling and the application of these Treasury Regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES

ACPT owns real property located in the United States and Puerto Rico.  As of December 31, 2007, the Company held investments in multifamily and commercial real estate properties, apartment properties under construction, community development land holdings, and homebuilding units.  Refer to the tables in Item 1 for additional information required under this Item 2.

ITEM 3.	LEGAL PROCEEDINGS

Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; Et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico.  On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s Insurance Companies and LDA.  The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish.  The damages claimed exceed $11,000,000.  The physical damage to the property is estimated at less than $1,000,000.  The lease agreement contains an indemnification clause in favor of LDA.  The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company.  Integrand’s legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy.  In November 2003, the lessee’s legal counsel filed a motion in opposition to such allegation.  On January 28, 2005, the appellate court in Puerto Rico confirmed that the trial court and Integrand is forced to provide coverage and pay attorneys’ fees to LDA and to Cantera Hipodromo.  On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand. On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed.  On June 6, 2005, the Supreme Court denied said request.  Hence, LDA is an added insured on the damage claims in the complaint.  The trial began in 2007 and is expected to continue during the first six months of 2008.

Jalexis, Inc. vs. LDA, Interstate, IGP, Constructora Santiago Corp; Et als, Civil no FDP060534 (404).
In late November 2006, several subsidiaries of the Company (LDA, IGP and IGP Group) were named in a lawsuit filed by Jalexis, Inc. (“Jalexis”).  The lawsuit claims damages for more than $15 million allegedly suffered due to faulty subsoil conditions in a piece of land within the master plan of Parque Escorial (“Lot I-13W”).  Settlement of Lot I-13W occurred on April 29, 2005 under an option agreement dated April 19, 2004.  Jalexis purchased Lot I-13W from LDA for approximately $7.5 million, which represented 12% of our total consolidated revenues for 2005.  In the settlement agreement, LDA did not make any representations or warranties with regard to the soil and subsoil conditions and stipulated Lot I-13W was sold to Jalexis “as is” and “where is”.  The Company believes that it has a strong defense in this case.  Depositions for all parties started in November 2007 and are expected to continue into the first six months of 2008.

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

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company as of December 31, 2007 are as follows:
Name	Age	Position

J. Michael Wilson	42	Chairman and Chief Executive Officer
Edwin L. Kelly	66	Vice Chairman, President and Chief Operating Officer
Carlos R. Rodriguez	62	Executive Vice President
Cynthia L. Hedrick	55	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Paul A. Resnik	60	Senior Vice President and Assistant Secretary
Eduardo Cruz Ocasio	61	Senior Vice President and Assistant Secretary
Matthew M. Martin	32	Vice President and Chief Accounting Officer
Jorge Garcia Massuet	69	Vice President
Harry Chalstrom	47	Vice President
Mark L. MacFarland	38	Vice President
Rafael Velez	51	Vice President

Messrs. Wilson and Kelly are also members of our Board of Trustees.  Brief biographies of Messrs. Wilson and Kelly are incorporated by reference to the Company’s Proxy Statement to be filed with the Commission for its Annual Shareholder’s Meeting to be held in June 2008.  Biographical information for our other executive officers is as follows:

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

Matthew M. Martin was appointed Vice President and Chief Accounting Officer in August of 2005.  Prior to joining the Company, he worked for FTI Consulting serving as a Manager in the Forensic and Litigation Consulting practice from 2002 to 2005.  Prior to joining FTI Consulting, he managed audits for Arthur Andersen.

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

The principal market for our Company’s common shares is the American Stock Exchange under the symbol "APO. As of the close of business on March 3, 2008, there were 129 shareholders of record of ACPT’s common shares. On March 3, 2008 the closing price reported by the American Stock Exchange was $19.00.

The table below sets forth, for the periods indicated, the high and low closing prices of the Company’s shares as reported in the consolidated reporting system of the American Stock Exchange Composite, and the dividends declared per common share for such calendar quarter.

	Price Range of ACPT Shares		Dividends
	High	Low	Declared

2007 Quarter
Fourth	$25.75	$17.50	$-
Third	27.59	19.22	0.10
Second	20.33	18.58	0.10
First	19.47	17.64	0.10

2006 Quarter
Fourth	$20.24	$17.49	$0.10
Third	20.20	19.40	0.10
Second	22.25	19.75	0.10
First	23.25	19.48	0.53

Minimum annual distributions
Under the terms of the Declaration of Trust of ACPT, the Board of Trustees will make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders, reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by ARPT with respect to undistributed capital gains.

Non-required dividend distributions to shareholders
Dividend distributions in addition to the required minimum distribution (as stated above) will be evaluated quarterly and made at the discretion of the Board of Trustees.  In making such determinations, the Board of Trustees will take into account various factors, including ACPT's anticipated needs for cash for future expansion and development, current and anticipated expenses, obligations and contingencies, and other similar working capital requirements.

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

The following graph compares the cumulative 5-year total return to shareholders on American Community Properties Trust's common stock relative to the cumulative total returns of the S & P 500 index and the NAREIT Equity index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07

American Community Properties Trust	100.00	149.00	228.46	374.83	387.95	395.82
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NAREIT Equity	100.00	137.13	180.44	202.38	273.34	230.45

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated financial and operating data of the Company for the five years ended December 31, 2007. The information in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007 *	2006	**	2005	2004	2003
	(In thousands, except per share and operating data)
Income Statement Data:
Total operating revenues	$85,376	$98,163		$62,313	$49,011	$55,506
Total operating expenses	69,294	73,168		51,207	40,932	47,720
Operating income	16,082	24,995		11,106	8,079	7,786
Income (loss) before provision (benefit) for income taxes	(848)	7,485		6,855	4,331	3,901
Income tax provision (benefit)	(307)	2,894		(690)	1,500	1,596
Net income (loss)	(541)	4,591		7,545	2,831	2,305
Earnings per share
Basic	$(0.10)	$0.88		$1.45	$0.55	$0.44
Diluted	$(0.10)	$0.88		$1.45	$0.55	$0.44

Balance Sheet Data:
Total assets	$360,724	$346,699		$217,085	$184,027	$142,497
Recourse debt	25,589	29,351		32,818	27,192	24,634
Non-recourse debt	279,981	270,720		119,865	98,879	70,979
Other liabilities	42,708	30,774		29,912	29,065	19,031
Total liabilities	348,278	330,845		182,595	155,136	114,644
Shareholders' equity	12,446	15,854		34,490	28,891	27,853
Cash dividends declared and paid per common share	$0.30	$0.83		$0.40	$0.35	$-

Operating Data:
Rental apartment units managed at end of period	7,225	7,693		7,491	7,406	7,747
Residential lots sold	78	135		94	70	88
Residential lots transferred to homebuilding	-	-		-	160	-
Residential lots transferred to joint venture	-	-		-	352	-
Joint venture lots delivered	48	61		25	-	-
Residential lots transferred to investment property division	-	-		252	-	-
Commercial and business park acres sold	12	15		11	3	8
Homes sold	29	78		32	55	124

* The financial statements as of and for the year ended December 31, 2007 reflect the adoption of  Financial Accounting Standards Board Interpretation No. 48 “Account for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 (Refer to Note 2 and 10 of the Consolidated Financial Statements).

**The financial statements as of and for the year ended December 31, 2006 reflect the adoption of Emerging Issues Task Force 04-05, “Determining Whether a General Partner as a Group Controls a Limited Partnership or Similar Entity When The Limited Partners Have Certain Rights” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2 of the Consolidated Financial Statements).

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

GENERAL
American Community Properties Trust ("ACPT" or the "Company") is a self managed holding company that is primarily engaged in investment in multifamily rental properties, property management services, community development, and homebuilding through its consolidated subsidiaries. The operations are managed out of three primary offices: St. Charles, Maryland, Orlando, Florida, and San Juan, Puerto Rico.
The U.S. operations are managed through American Rental Management Company ("ARMC"). This includes the management of apartment properties in which we have an ownership interest, apartment properties owned by a third party, as well as our community development operations. American Land Development U.S. Inc. ("ALD") and its subsidiary own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land. It has provided the Company and its predecessor with inventory for the last three decades with expectations of another three decades. With the aid of outside consultants, we plan, design and develop the land for sale or use in our own investment portfolio. ALD also has a 50% interest in a land development joint venture formed to develop land for an active adult community in St. Charles.  American Rental Properties Trust ("ARPT") and its subsidiaries hold the general and limited partnership interests in our U.S. apartment property portfolio. The apartment properties are individually organized into separate entities. ARPT's ownership in these entities ranges from 0.1% to 100%. We expect to retain the land identified for future apartment units in St. Charles to expand our apartment investment portfolio through construction of new multifamily apartment complexes. We also remain open to construction and acquisition of additional properties that will add value to our existing investment assets.
The Puerto Rico operations are managed through Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp which is a wholly owned subsidiary of ACPT. IGP provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest (“Puerto Rico Apartments”), apartment properties owned by third parties, our commercial properties, and home-owner associations related to our planned communities.  IGP also provides management services for our homebuilding and community development operations. IGP holds the ownership interests in the Puerto Rico Apartments and two commercial properties. The Puerto Rico apartments are organized into separate partnerships and receive HUD subsidies. IGP's ownership in these partnerships ranges from 1% to 52.5%. IGP's ownership in the commercial properties ranges from 28% to 100%.  Our community development assets in Puerto Rico, consisting of two planned communities, are owned by Land Development Associates, S.E. ("LDA").  The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale.  Our second planned community, Parque El Commandante is currently in the planning stages.  Our homebuilding operation builds condominiums for sale on land located in its planned communities.  Each homebuilding project is organized into separate entities, all wholly owned by IGP and LDA.  LDA also retained a limited partnership interest in two commercial buildings in Parque Escorial opened in 2001 and 2005 which were built on land contributed by LDA.

ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders. A federal tax regulation has been proposed that could eliminate the pass through of these foreign tax credits to ACPT’s shareholders.  Comments on the proposed regulation are currently being evaluated with the final regulation expected to be effective for tax years beginning after the final regulation is ultimately published in the Federal Register.   ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, distributions from IGP Group and dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

EXECUTIVE SUMMARY OF CURRENT YEAR RESULTS
Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.  For the year ended December 31, 2007, our consolidated rental revenues increased 12% as compared to the year ended December 31, 2006.  The increase was primarily attributable to construction of new units in our United States segment as well as overall rent increases at comparable properties in both the United States and Puerto Rico segments.
Community development land sales for the year ended December 31, 2007 decreased 31% as compared to the year ended December 31, 2006.  Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Land sales, currently sourced from the United States segment, result in large part from a sales agreement with Lennar Corporation.  In March 2004, the Company executed development and purchase agreements with Lennar Corporation to develop and sell 1,950 residential lots (1,359 single family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland. The agreements require the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots.  A junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the development agreement.  The junior lien is released when the lots are sold and $10,300 of each lot sales proceeds are placed in an escrow account to repay the principal of the bonds. In December 2007, the Company reached an agreement with Lennar allowing for a reduction in their lot takedown requirements for 2007, resulting in 78 lots purchased by Lennar in 2007 as compared to 135 lots taken in 2006.  In addition to the reduction in number of lots, the December 2007 amendment temporarily reduced the final selling price of 100 lots (51 taken down in December 2007 and 49 which Lennar has agreed to take before June 1, 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum price of $78,000 per single family lot and $68,000 per town home lot.
Home sales for year ended December 31, 2007 decreased 62% as compared to the year ended December 31, 2006.  Home sales, currently sourced from the Puerto Rico segment, are impacted by the local real estate market.  The Puerto Rico real estate market has slowed substantially.  The reduction of new contracts and the reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline.  The Company settled 29 units during 2007 as compared to 78 units closed during 2006.  As of December 31, 2007, 21 completed units remain within inventory, of which we currently have 1 unit under contract.  At the current sales pace, the Company anticipates that the remaining units in Torres will be sold throughout 2008.  We believe that our current pricing remains competitive.
On a consolidated basis, the Company reported a net loss of $541,000 for the year ended December 31, 2007.  The net loss includes a $307,000 benefit for income taxes, resulting in a consolidated effective tax rate of approximately 36%.  The consolidated effective rate was impacted by accrued penalties on uncertain tax positions, certain nondeductible permanent items and a change in the statutory tax rate in the United States segment and double taxation on a certain non-recurring gain for our Puerto Rico segment.  For further discussion of these items, see the provision for income taxes discussion within the United States and Puerto Rico segment discussion.
Please refer to the Results of Operations section of Management’s Discussion and Analysis for additional details surrounding the results of each of our operating segments.

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN BASIS OF PRESENTATION
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007.  See Notes 2 and 10 to the consolidated financial statements for further discussion.
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

CRITICAL ACCOUNTING POLICIES
The Securities and Exchange Commission defines critical accounting policies as those that are most important to the portrayal of our financial condition and results.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States, which we refer to as GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements.  Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

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

    The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold using the relative sales value method which rely on estimated costs and sales values. The costs of the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold.  The cost of sales for these condominiums is determined by the percentage of completion method, which relies on total estimated costs and sales values.  Residential and commercial land sales can be highly cyclical.  Once development is undertaken, no assurances can be given that the Company will be able to sell the various developed lots or condominiums in a timely manner.  Failure to sell such lots and homes in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development.  Even though our cost estimates are based on outside engineers' cost estimates, construction contracts and historical costs, our actual development and construction costs can exceed estimates for various reasons, including but not limited to unknown site conditions, rising prices and changes in government regulations.  Any estimates of such costs may differ substantially from the actual results of such costs and reduce or eliminate the future profits with respect to any development.
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

Recent Accounting Pronouncements

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
SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company believes that the implementation of SFAS 157 and 159 will not have a material impact on our financial statements.

SFAS 141R
On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption.

SFAS 160
On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.  However, the provisions of SFAS 160 are directly applicable to the Company’s currently reported minority interest in consolidated entities and, accordingly, will change the presentation of the Company’s financial statements when implemented.

EITF Issue No. 06-08
In November 2006, the Emerging Issues Task force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-08, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”).  EITF 06-08 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method.  EITF 06-08 will be effective for annual reporting periods beginning after March 15, 2007.  The cumulative effect of applying EITF 06-08, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company believes that the implementation of EITF 06-08 will not have a material impact on our financial statements.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the components of the results of operations of the Company by segment for each of the three years ended December 31, 2007, 2006 and 2005.  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations - U.S. Operations:
     For the year ended December 31, 2007, our U.S. segment generated $9,009,000 of operating income compared to $15,299,000 of operating income generated by the segment for the same period in 2006 and $8,287,000 in 2005.  Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of December 31, 2007, nineteen U.S.-based apartment properties, representing 3,256 units, in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses.
As of December 31, 2007, thirteen of the consolidated properties were market rent properties, representing 1,856 units, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, 54 of our units at one of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes three of the properties representing 836 units and the three remaining properties are a mix of 137 subsidized units and 427 market rent units. HUD dictates the rents of the subsidized units.
Beginning January 1, 2006, two additional properties, Huntington Associates Limited Partnership (“Huntington”) and Essex Apartments Associates Limited Partnership (“Essex”) qualified for consolidation under the new provisions of EITF 04-05.

Apartment Construction and Acquisition
A summary of our significant apartment construction and acquisition activities in 2007, 2006 and 2005 is as follows.  All of the constructed and acquired properties are operating as market rate properties.

•
On January 31, 2007, the Company completed the construction of the newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments (“Sheffield Greens”).  The nine building, 252-unit apartment project offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet.  Construction activities were started in the fourth quarter of 2005 and leasing efforts began in the first quarter of 2006. The first five buildings became available for occupancy during the fourth quarter of 2006 and the final four buildings were ready for occupancy in January 2007.  Leasing efforts have been successful and the property was approximately 93% occupied as of December 31, 2007.

•
On April 28, 2006, the Company acquired two multifamily rental properties, Milford Station I LLC and Milford Station II LLC, in Baltimore, Maryland containing a combined total of 250 units for approximately $14,300,000.

•	On May 23, 2005, the Company acquired the assets of Nottingham Apartments LLC, in Baltimore, Maryland containing 85 units for approximately $3,000,000.

2007 compared to 2006
For year ended December 31, 2007, rental property revenues increased $5,911,000 or 18% to $38,416,000 compared to $32,505,000 for the same period in 2006.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments, Milford Station I and Milford Station II which accounted for approximately $4,470,000 of the difference.  The increase was also attributable to an overall 4% increase in rents between periods which is net of a $472,000 increase in vacancies between 2006 and 2007.  The increase in vacancies was primarily attributable to the lease up of Sheffield.  Now that the lease up is complete and certain incentive programs at Sheffield are over, occupancy at the other fair market properties is increasing.
Rental property operating expenses increased $3,163,000 or 20% for the year ended December 31, 2007 to $19,235,000 compared to $16,072,000 for the same period of 2006.  The overall increase in rental property operating expenses was primarily the result of additional expenses for Sheffield Greens Apartments, Milford Station I and Milford Station II, which accounted for approximately $2,044,000 of the difference.  The remainder of the increase resulted from overall inflationary adjustments as well as specific above inflation increases noted in advertising, concessions granted to residents, office and maintenance salaries, office expenses, utilities, security expense, snow removal, rehabilitation of apartment units and real estate taxes.  We are currently working to reduce all our controllable rental property operating expenses within our US portfolio.  Specific emphasis includes reducing advertising and concessions expenses now that Sheffield Greens is leased and occupancy rates at other our competing properties are increasing, implementing measures to reduce security expenditures, as well as the cost benefit of a reduction in management staff.

2006 compared to 2005
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

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed Development and Purchase Agreements with Lennar Corporation (the “Lennar Agreements”) to develop and sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland.  The Lennar Agreements requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. As security for the Company’s obligation to develop the lots, a junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the Development Agreement.  For each lot sold in Fairway Village, the Company must deposit $10,300 in an escrow account to fund the principal payments due to Charles County, at which time the lots are released from the junior lien.  As of December 31, 2007, 1,565 lots remained under the provisions of the Lennar Agreements.   Assuming a sales pace of 200 lots per year, it is estimated that lot settlements will take place through 2015; however, the continued slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, has adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In December 2007, the Company executed an amendment to the Lennar Agreements whereby the Company agreed to accept 51 lot settlements in December 2007 as satisfaction of Lennar’s lot takedown requirement for 2007, resulting in a total of 78 lots taken down by Lennar during 2007.  This compares to the 135 lots taken down by Lennar in 2006.
Sales are closed on a lot by lot basis at the time when the builder purchases the lot. The final selling price per lot sold to Lennar may exceed the guaranteed minimum price recognized at closing since the final lot price is based on a percentage of the base price of the home sold on the lot but not less than the guaranteed minimum price.  As part of the December amendment to the Lennar Agreements, the Company agreed to temporarily reduce the final lot price for 100 lots, as previously discussed, from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per townhome lot. Additional revenue exceeding the guaranteed minimum take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers.
Residential lots vary in size and location resulting in pricing differences. Gross margins are calculated based on the total estimated sales values for all remaining lots within a neighborhood as compared to the total estimated costs.
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

2007 compared to 2006
Community development land sales revenue decreased $6,481,000 to $14,486,000 for the year ended December 31, 2007 compared to $20,967,000 for the year ended December 31, 2006.  The 31% decrease in our community development land sales within our U.S. segment in 2007 is primarily the result of a decrease in delivery of residential lots to Lennar, offset by an increase in the commercial land sales.

Residential Land Sales
For the year ended December 31, 2007, we delivered 34 single-family lots and 44 town-home lots to Lennar, resulting in the recognition of revenues ranging from $121,000 to $78,000 per single family lot and $85,000 to $65,000 per town-home lot plus $2,600 per lot of water and sewer fees, road fees and other off-site fees.  The total revenue recognized at initial settlement was $5,964,000 for the year ended December 31, 2007. For the year ended December 31, 2006, we delivered 70 single-family lots and 65 town-home lots to Lennar, resulting in the recognition of revenues ranging from $100,000 to $125,000 per single family lot and $70,000 to $85,000 per town-home lot plus water and sewer fees, road fees and other off-site fees.  The total revenue recognized at initial settlement was $13,130,000 for the year ended December 31, 2006. As of December 31, 2007, we had 121 developed single-family lots and 8 finished town-home lots in backlog and ready for delivery.
During the years ended December 31, 2007 and 2006, we also recognized $2,295,000 and $3,434,000, respectively, of additional revenue for lots that were previously sold to Lennar.  This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar. Currently new town-homes in Fairway Village are priced between $330,000 and $400,000 while single-family homes in Fairway Village are priced between $390,000 and $500,000.

The homes sold by Lennar to the homebuyer in 2007 resulted in a total average final lot price of $120,000 per single family lot and $94,000 per townhome lot.  For 2006, the homes sold by Lennar to the homebuyer resulted in a total average final lot price of $135,000 per single family lot.  No townhomes were sold to homebuyers in 2006.

Commercial Land Sales
For the year ended December 31, 2007, we sold 12.0 commercial acres in St. Charles for $5,333,000 compared to 14.9 commercial acres for $2,903,000 for the year ended December 31, 2006. Sales in 2007 included two parcels within the O’Donnell Lake Restaurant Park, our latest commercial development project located near the St. Charles Towne Center.  These two parcels, totaling approximately 5 acres, were sold for $3.2 million.  However, a portion of this revenue was deferred related to certain ongoing development activities.  In addition, 2007 commercial sales included three lots, totaling approximately 3 acres, from Town Center Parcel G for approximately $1.4 million.  The Parcel G lots were previously developed commercial parcels and also surround St. Charles Town Center.  The 2007 lot sales also included four previously developed lots within Henry Ford Circle, totaling approximately 4 acres, for $771,000.  As of December 31, 2007, our backlog contained 95.68 commercial acres in St. Charles under contract for a total of $17,097,000.

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
The joint venture sold 48 lots to Lennar’s homebuilding division during 2007 compared to 61 lots delivered in 2006.  As a result, the Company recognized $1,063,000 in deferred revenue, management fees and off-site fees and $358,000 of deferred costs for the year ended December 31, 2007 compared to $1,294,000 in deferred revenue, management fees and offsite fees and $419,000 of deferred costs for the year ended December 31, 2006.

Gross Margin on Land Sales
The gross margin on land sales was 23% for the year ended December 31, 2007 as compared to 45% for the year ended December 31, 2006.  Our gross margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales. The reduction in gross margin between 2007 and 2006 was primarily the result of decreasing our estimate of relative sales values for our residential lots as a result of the downturn in the real estate market and the reduced pricing granted to Lennar during 2007.  The revised sales values reduced our estimated gross margins on the residential lot sales to approximately 31% from approximately 50%. In addition, gross margins on commercial sales in 2007 ranged between 49% and 1% with an overall weighted average of approximately 27%.  The average gross margins on commercial sales were negatively impacted by increased costs estimates related to the development of certain amenities included within the O’Donnell Lake Restaurant Park.

Customer Dependence
Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. segment were $9,663,000 for the year ended December 31, 2007 which represents 18% of the U.S. segment's revenue and 11% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2007.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

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
During the years ended December 31, 2006 and 2005, we also recognized $3,434,000 and $2,000,000, respectively, of additional revenue for lots that were previously sold to Lennar.  This additional revenue is based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales
For the year ended December 31, 2006, we sold 14.9 commercial acres in St. Charles for $2,800,000 compared to 1.34 commercial acres for $200,000 for the year ended December 31, 2005.

St. Charles Active Adult Community, LLC - Land Joint Venture
The joint venture sold 61 lots to Lennar’s homebuilding division during the third and fourth quarters of 2006 compared to 25 lots delivered in the fourth quarter of 2005.  As a result, the Company recognized $1,294,000 in deferred revenue, management fees and off-site fees and $419,000 of deferred costs for the year ended December 31, 2006 compared to $610,000 in deferred revenue, management fees and offsite fees and $176,000 of deferred costs for the year ended December 31, 2005.

Gross Margin on Land Sales
The gross margins on land sales for the years ended December 31, 2006 and 2005 remained consistent at 45%.

Management and Other Fees - U.S. Operations:
We earn monthly management fees from all of the apartment properties that we own as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson.  Effective February 28, 2007, the Company’s management agreement with G.L. Limited Partnership was terminated upon the sale of the apartment to a third party.  Effective April 30, 2006, the Company’s management agreement with Chastleton Associates LP terminated when the apartment property was sold to a third party, however, we received an agreed-upon management fee for administrative services through the end of the second quarter 2006. These two properties were previously owned by an affiliate.  Management fees generated by each of these properties accounted for less than 1% of the Company’s total revenue.
We receive an additional fee from the properties that we manage for their use of the property management computer system and a fee for vehicles purchased by the Company for use on behalf of the properties. The cost of the computer system and vehicles are reflected within depreciation expense.
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

2007 compared to 2006
Management fees decreased $327,000 to $336,000 for the year ended December 31, 2007 as compared to $663,000 for the year ended December 31, 2006.  The decrease was primarily the result of the Company no longer providing management services to G.L. Limited Partnership and Chastleton Associates LP.

2006 compared to 2005
Management fees decreased $451,000 to $663,000 for the year ended December 31, 2006 as compared to $1,114,000 for the year ended December 31, 2005.  The decrease was primarily the result of implementation of EITF 04-05, resulting in an additional $375,000 eliminated related to the newly consolidated properties.  Excluding the impact of EITF 04-05, management and other fees were relatively consistent with the prior periods.

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

2007 compared to 2006
General, administrative, selling and marketing costs incurred within our U.S. operations increased $1,711,000 to $8,081,000 for the year ended December 31, 2007 compared to $6,370,000 for the same period of 2006.  The 27% increase is primarily attributable to a $902,000 increase in consulting expenses and $727,000 related to fees associated with an evaluation of a recapitalization of the Company.  The increases in consulting expenses including $408,000 of fees related to a consultant hired to assist the Company with an overall strategic plan. Other increases in consulting included consulting services provided for our FIN 48 implementation during the first quarter of 2007 and consulting services for Sarbanes-Oxley Section 404 (“SOX 404”) internal control compliance testing.  Other increases included salaries and benefits related to executive retention agreements with our COO and CFO executed in the third quarter of 2007.  The salaries and benefits increase was partially offset by reduced bonus accruals for 2007 as bonuses were not awarded to executive management for 2007.  Other decreases in general, administrative, selling and marketing costs include decreases in audit and accounting expenses as 2006 amounts included non-recurring fees related to the closing agreement reached with the IRS and a decrease in share appreciation rights expense resulting from the decrease in our share price between periods.
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

Depreciation Expense - U.S. Operations:
2007 compared to 2006
Depreciation expense increased $957,000 to $5,744,000 for the year ended December 31, 2007 compared to $4,787,000 for the same period in 2006.  The increase in depreciation is primarily the result of depreciation related to the acquisitions of Milford Station I and Milford Station II and the depreciation related to Sheffield Greens Apartments, all of which accounted for $609,000 of the variance.  The balance of the increases relate to the recent refinancings of several properties at the end of 2006 and beginning of 2007.  The Company used part of the proceeds to make significant investments in capital improvements at these properties resulting in increased depreciation expense for 2007.

2006 compared to 2005
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

Interest Income – U.S. Operations:
2007 compared to 2006
Interest income increased $105,000 to $1,073,000 for the year ended December 31, 2007, as compared to $968,000 for the same period of 2006.  The increase was primarily attributable to interest income received on investments of cash received from the various apartment refinancings at the end of 2006 and beginning of 2007.  This increase was offset in part by a reduction of the interest income received on the county bond receivables during the year.  During 2006, the Company negotiated a written agreement with the County to receive interest income on bond proceeds held in escrow by the County beginning July 1, 2005.  Accordingly, 2006 amounts included the recognition of 6 quarters of interest income from the County as the Company.

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

Equity in Earnings from Unconsolidated Entities - U.S. Operations:
2007 compared to 2006
Equity in earnings from unconsolidated entities was the same for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  In both periods, the Company recognized a loss of $1,000 from its investment in its unconsolidated real estate entities.  We continue to account for our investments in two apartment partnerships, Brookside and Lakeside, using equity accounting, but due to our limited ownership in these partnerships, our recognition of the partnerships’ earnings is immaterial.

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

Interest Expense - U.S. Operations:
The Company considers interest expense on all U.S. debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt of the U.S. segment is applied.  Any excess interest is reflected as interest expense.  For 2007, 2006 and 2005, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.

2007 compared to 2006
Interest expense increased $2,769,000 for the year ended December 31, 2007, to $12,621,000, as compared to $9,852,000 for the same period of 2006.  The increase in interest expense was primarily attributable to interest expense incurred at new properties, including Sheffield Greens Apartments, Milford Station I and Milford Station II all of which accounted for $1,608,000 of the increase.  In addition, the refinancing of several apartment mortgages during the fourth quarter of 2006 and early first quarter 2007 increased interest expense at Fox Chase Apartments, LLC, New Forest Apartments, LLC, Coachman’s Apartments LLC and Village Lake Apartments, LLC $1,318,000 for 2007.  Additionally, interest expense increased $1,253,000 as a result of accrued interest on uncertain tax positions associated with our implementation of FIN 48 beginning January 1, 2007.
For the year ended December 31, 2007, $1,271,000 of interest was capitalized in the U.S. operations compared to $1,504,000 of interest capitalized during 2006.

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

Minority Interest in Consolidated Entities - U.S. Operations:
Minority interest in consolidated entities includes the minority partner's share of the consolidated partnerships’ earnings and distributions to minority partners in excess of their basis in the consolidated partnership. Losses charged to the minority interest are limited to the minority partner's basis in the partnership.  Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of the minority partner’s basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners and any subsequent losses.

2007 compared to 2006
Minority interest decreased $280,000 or 45% to $336,000 for the year ended December 31, 2007 compared to $616,000 for the same period in 2006.  The decrease was primarily the result of decreased surplus cash distributions in excess of basis made to the limited partners during 2007 as compared to 2006.

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

Provision for Income Taxes – U.S. Operations:
The effective tax rates for the years ended December 31, 2007, 2006, and 2005 were 41%, 41% and 54%, respectively.  The statutory rate is 40%.  The effective tax rate for 2007 differs from the statutory rate as a result of the impact of a statutory rate change effective for 2008 on our net deferred tax assets.   This was partially offset by penalties accrued on uncertain tax positions as well as certain nondeductible expenses creating permanent differences.  The effective tax rates for 2006 and 2005 differ from the statutory rate due to certain permanent differences and taxation of foreign source interest income without a corresponding foreign tax credit.

Results of Operations - Puerto Rico Operations:
For the year ended December 31, 2007, our Puerto Rico segment generated $7,074,000 of operating income compared to $9,696,000 of operating income generated by the segment for the same period in 2006 and $2,659,000 in 2005.  Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
As of December 31, 2007, nine Puerto Rico-based apartment properties, representing twelve apartment complexes totaling 2,653 units, in which we hold an ownership interest (“Puerto Rico Apartments”) qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. The portions of net income attributable to the interests of the outside owners of these properties and any losses and distributions in excess of the minority owners’ basis in those properties are reflected as minority interest expense.  As of December 31, 2007, all of the Puerto Rico Apartments were HUD subsidized projects with rental rates governed by HUD.
Prior to January 1, 2006, the Puerto Rico apartments were not included in the Company’s consolidated results.  Effective January 1, the Company included the Puerto Rico Apartments in their consolidated results as part of the implementation of the provisions of EITF 04-05.
Our Puerto Rico rental property portfolio also includes the operations of a commercial rental property in the community of Parque Escorial, known as Escorial Building One.  The company constructed and holds a 100% ownership interest in Escorial Building One, which commenced operations in September 2005.  Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease.  The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005 and leases approximately 20% of the building.

2007 compared to 2006
Rental property revenues increased $782,000 or 4% to $22,306,000 for the year ended December 31, 2007 compared to $21,524,000 for the same period of 2006.  The increase in our rental property revenues was primarily the result of an overall rent increase of 3% from HUD on our multifamily apartment properties.  In addition, rents for our commercial rental property, EOB, increased 35% for the year as a result of lease up efforts and new tenants.
Rental property operating expenses increased $469,000 or 4% to $11,432,000 for the year ended December 31, 2007 compared to $10,963,000 for the same period of 2006.  The increase was the result of a 4% increase to our multifamily apartment properties operating expenses driven by overall inflationary adjustments as well as specific above inflation increases noted in utilities, repairs and painting.  In addition, operating expenses for our commercial rental property, EOB, increased 6% for the year as a result of amortized concessions related to new tenants as well as a reserve for bad debts.

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

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.  There were no community development land sales during the years ended December 31, 2007 and 2006.  Community land sales were $10,397,000 for the year ended December 31, 2005.  In April 2005, the Company sold 7.2 commercial acres for the $7,448,000 and in February 2005, sold 2.5 commercial acres for $2,949,000 in the master-planned community of Parque Escorial.  The gross margin on land sales for the year ended December 31, 2005, was 28%.  There were no commercial contracts for commercial sales in backlog at December 31, 2007.

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

2007 compared to 2006
For the year ended December 31, 2007, homebuilding revenues decreased $12,258,000 or 62% to $7,580,000 as compared to $19,838,000 for the year ended December 31, 2006.  The decrease in homebuilding revenues was impacted by the slow housing market resulting in a decrease in the number of units sold in the respective periods.  For the year ended December 31, 2007, the company sold 29 units at an average selling price of $261,000 as compared to 78 units at an average selling price of $254,000 per unit for the same period of 2006.  The gross margins on home sales for the years ended December 31, 2007 and 2006 were 27% and 25%, respectively.  The slight increase in gross profit percentages between periods results from the increased sales prices for the units sold during 2007.
As of December 31, 2007, 1 unit of Torres was under contract at a selling price of $239,000.  The sales contract is backed by a $6,000 deposit.  For the year ended December 31, 2007, the Company had 22 new contracts and 8 canceled contracts.  For the year ended December 31, 2006, the Company had 68 new contracts and 42 canceled contracts.  The Puerto Rico real estate market has slowed substantially from 2006 to 2007.  The reduced pace of sales has impacted the Company somewhat, but not to the same extent as the overall Puerto Rico market decline.  The Company currently anticipates that the remaining 21 units in Torres will be sold in 2008 and that its current pricing remains competitive.

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

Management and Other fees – Puerto Rico Operations:
We earn monthly fees from our management of four non-owned apartment properties and four home-owner associations operating in Parque Escorial.  This section currently includes only the fees earned from the non-owned managed entities.  For 2005, this section also included fees earned from our previously unconsolidated Puerto Rico Apartments.  However, these fees are now eliminated in consolidation.

2007 compared to 2006
Total management fees increased $42,000 or 7%, to $634,000 for the year ended December 31, 2007, as compared to $592,000 for the year ended December 31, 2006.  The increase in our management fees resulted from increases in the annual rents, antenna rents and other miscellaneous income in the non-owned apartment properties as well as increases in the management fees received from Parque Escorial Associations during the year.

2006 compared to 2005
Total management fees decreased $1,536,000 to $592,000 for the year ended December 31, 2006, as compared to $2,128,000 for the year ended December 31, 2005.  The decrease was primarily the result of the implementation of EITF 04-05 and the elimination of $2,358,000 of management fees in consolidation.  On a comparative basis, the management fees decreased $114,000 to $592,000 for the year ended December 31, 2006, as compared to $706,000 for the year ended December 31, 2005.  The decrease was primarily due to a broker’s fee of $139,000 earned in the sale of a property owned by the Wilson family which was sold to a third party in April 2005, with no comparable fees earned in 2006.  This decrease was offset in part during the year 2006 by an increase in management fees from Parque Escorial Association.

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

2007 compared to 2006
General, administrative, selling and marketing expenses decreased 3% or $76,000 to $2,771,000 during the year ended December 31, 2007, as compared to $2,847,000 for the same period of 2006.  The decrease is primarily attributable to a reduction in salaries and benefits due to reduced bonus accruals for 2007 as bonuses were not awarded to executive management for 2007.  Partially offsetting this decrease, the Company experienced increases in legal expenses related to the Jalexis matter.

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

Depreciation Expense – Puerto Rico Operations:
2007 compared to 2006
Depreciation expense for the year ended December 31, 2007 increased $79,000 or 2% to $3,694,000 as compared to $3,615,000 for the year ended December 31, 2006.  The increase in depreciation expense resulted from improvements made to our multifamily apartment properties during 2007.

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

Interest Income – Puerto Rico Operations:
2007 compared to 2006
Interest income increased $94,000 to $231,000 for the year ended December 31, 2007, as compared to $137,000 for the same period of 2006.  The increase was primarily attributable to the receipt of accrued interest from the El Monte note receivable during January 2007 that had been previously deferred.

2006 compared to 2005
Interest income for the year ended December 31, 2006 was $137,000 compared to $722,000 for the year ended December 31, 2005.  The $585,000 decrease in interest is the result of interest income recognized in 2005 related to the discount taken on final payment of a related party note with no comparable amounts recognized in 2006.

Equity in Earnings from Partnerships and Sponsor and Developer fees – Puerto Rico Operations:
As of December 31, 2007, we account for our limited partner investment in commercial rental properties owned by ELI and El Monte under the equity method of accounting.  The earnings from our investment in ELI and El Monte are reflected within this section.  The recognition of earnings depends on our investment basis in the property, and where the partnership is in the earnings stream.
Prior to January 1, 2006, the Company accounted for its investment in the Puerto Rico Apartments under the equity method of accounting and, accordingly, reflected the Company’s shares of earnings in this section.  With the implementation of the EITF 04-05, effective January 1, 2006, the Company consolidated the operating results of its apartment partnerships.

2007 compared to 2006
Equity in earnings from unconsolidated entities for the year ended December 31, 2007 was $2,193,000 compared to $683,000 for the same periods of 2006.  The $1,510,000 increase was the related to the payment in full of the $1,500,000 note receivable from El Monte.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

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

Interest Expense – Puerto Rico Operations:
The Company considers interest expense on all Puerto Rico debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified a weighted average rate including all other debt of the Puerto Rico segment is applied.  Any excess interest is reflected as interest expense.  For 2007, 2006 and 2005, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.

2007 compared to 2006
For the year ended December 31, 2007, interest expense decreased $849,000 or 12% to $6,208,000 as compared to $7,057,000 for the same period of 2006.  The decrease in interest expense is attributable to the write off of deferred financing costs related to the refinancing of one of the Puerto Rico apartment properties in the fourth quarter of 2006, with no comparable write-offs for the same period in 2007.
The Company capitalized $180,000 of interest in the Puerto Rico segment in 2007 compared to $1,225,000 of interest capitalized in 2006.

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

Minority Interest in Consolidated Entities – Puerto Rico Operations:
As a result in implementing EITF 04-05, our Puerto Rico segment now records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership.  Losses charged to the minority interest are limited to the minority partners’ basis in the partnership.  Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of the minority parnter’s basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.

2007 compared to 2006
Minority interest for the year ended December 31, 2007 was $1,452,000 as compared to $2,404,000 for the same period of 2006.  The $952,000 decrease in minority interest expense was primarily the result of reduced regular distributions from the surplus cash and reduced distributions from refinancings to the minority owners in excess of their basis from our consolidated apartment partnerships for the year ended December 31, 2007 compared to the same period in 2006.  In the second quarter of 2006, the Company made distributions of $1,100,000 to the limited partners of Colinas de San Juan related to the mortgage refinancing of the related properties.    In the first quarter of 2007, the company made refinancing distributions of $400,000 to the limited partners of Carolina Associates related to the mortgage refinancing of the related properties.  The remainder of the difference represents a decrease in the operating cash distributions made between the respective periods.

2006 compared to 2005
Minority interest for the year ended December 31, 2006, was $2,404,000 as compared to zero for the year ended December 31, 2005.  The minority interest expense for the period was primarily the result of distributions to the minority owners in excess of their basis from our consolidated apartment partnerships.  During 2006, surplus cash distributions of $1,249,000 were made from the consolidated apartment partnerships to the minority owners in excess of their basis.  In addition, the mortgage of one of our consolidated apartment partnerships was refinanced and as a result, additional distributions of $1,100,000 were made to the minority partners.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for 2007, 2006 and 2005 were 43%, 28% and (20)%, respectively.  The statutory rate is 29%.  The difference in the statutory tax rate and the effective tax rate for the year ended December 31, 2007 is primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain recorded in the first quarter 2007 related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase.  The effective tax rate for the year ended December 31, 2006 differs from the statutory rate due to U.S. taxes on Puerto Rico source income without the full benefit of the foreign tax credit offset by special tax exempt income.  The difference in the statutory tax rate and the effective tax rate for the year ended December 31, 2005 is primarily the result of the resolution of income tax matters, which resulted in a benefit to income taxes of $2,421,000.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of December 31, 2007, the Company had cash and cash equivalents of $24,912,000 and $20,223,000 in restricted cash.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):
	Years Ended December 31
	2007	2006	2005

Operating Activities	$(5,466)	$9,317	$(3,148)
Investing Activities	(7,350)	(39,161)	(9,265)
Financing Activities	10,269	36,147	17,431
Net Increase in Cash	$(2,547)	$6,303	$5,018

Operating Activities
For the year ended December 31, 2007, operating activities used $5,466,000 of cash flows compared to $9,317,000 of cash flows provided by operating activities for the year ended December 31, 2006.  The $14,783,000 decrease in cash flows from operating activities was primarily related to the $12,258,000 decrease in homebuilding sales between periods and a decrease in community development land sales of $6,481,000.  Operating cash flows were also impacted by $30,087,000 of additions to our community development assets for the year ended December 31, 2007, $4,967,000 in excess of the additions during the same period of 2006.  These uses of cash were offset by a decrease of $5,694,000 in our homebuilding expenditures for the year ended December 31, 2007, as compared to the same period in 2006.  The Torres project was undergoing significant construction during 2006, which was substantially completed by year end December 31, 2006.  In addition, the company received a $2,000,000 fee during the second quarter 2007 related to a right of way agreement, which was recorded as a reduction in the basis of the project.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as other changes in our receivables and payables.

Investing Activities
For the year ended December 31, 2007, net cash used in investing activities was $7,350,000 compared to $39,161,000 for the same period of 2006.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The $31,811,000 decrease in the cash used in investing activities between periods was primarily the result of $21,507,000 additions to our rental property portfolio in the United States, through acquisition and construction during the year ended December 31, 2006, compared to $7,542,000 in the same period of 2007.  This decrease primarily related to the acquisition of Milford I and Milford II during 2006, with no comparable acquisitions in 2007.  In addition, we invested $19,972,000 in the construction of Sheffield Greens apartments during 2007 compared to $598,000 needed to complete the construction in 2007.  These differences were partially offset by the 11 additional properties added to our consolidation as of January 1, 2006, under the new provisions of EITF-04-05, at which point we added $4,723,000 to the consolidated cash balance.

Financing Activities
For the year ended December 31, 2007, net cash provided by financing activities was $10,269,000 as compared to $36,147,000 for the year ended December 31, 2006.  This decrease in cash provided by financing activities was primarily the result of the net differences in the timing of apartment acquisitions, timing and increases in mortgage amounts for properties refinanced, differences in county bond proceeds, dividends to shareholders and debt curtailment from sales, differences between the years end December 31, 2007 and 2006.  During 2006, cash provided by financing activities included the mortgages, $11,836,000, on the two properties acquired that year and $22,351,000 of construction draws for Sheffield Greens Apartments.  We borrowed $4,567,000 to complete Sheffield Greens and there were no other acquisitions in 2007.  Distributions to minority property owners decreased in 2007 compared to 2006 as a result of reduced refinancing distributions between periods.  The Company paid dividends to shareholders for the first three quarters of 2007, but suspended dividend payments in the fourth quarter compared to four quarterly dividends and a non-recurring special dividend distribution made in the comparable period of 2006.  Partially offsetting these decreases was an increase of $1,430,000 in the addition proceeds generated from the refinancing of mortgages and an increase in draws on the Charles County bond escrow during the year ended December 31, 2007 compared to the same period in 2006. A decrease in debt repayments from home sales as 2006 included curtailments of the Torres construction loan with no curtailments recorded in 2007 since the facility was repaid in December 2006 contributed to the offset.

Contractual Financial Obligations

Recourse Debt - U.S. Operations
On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  The Company was in compliance with these financial covenants as of December 31, 2007 even though no amounts were outstanding on the Revolver.
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

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in March 2007.  The funds provided by the County for this project will be repaid by ACPT over a 15-year period.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.  The County has agreed to provide and additional $3 million from bond issuances in 2008 to complete this project.
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company. For the years ended December 31, 2007 and 2006, the Company recognized $540,000 and $855,000 of interest income on these escrowed funds, respectively.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by recourse debt.  The homebuilding and land assets in Parque Escorial are unencumbered as of December 31, 2007.  On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in real estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.23% at December 31, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on December 31, 2007, was $1,725,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-K, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of December 31, 2007, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  Material changes during 2007 to the Non-Recourse debt consists of newly acquired debt and the refinancing of existing debt.
Non-recourse debt within our U.S. operations also includes the conversion, on October 16, 2007, of the construction loan to a $27,008,000 40 year non-recourse mortgage on our newest property, Sheffield Greens Apartments.   The loan has a fixed interest rate of 5.47%, and requires principal and interest payments until maturity. The loan is subject to a HUD regulatory agreement and provides for covenants and events of default that are customary for mortgage loans insured by the Federal Housing Authority.
On January 31, 2007, Coachman’s Apartments, LLC (“Coachman’s”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $11,000,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 5.555%, requires principal and interest payments through maturity and a balloon payment at the maturity date, February 1, 2017. The prior mortgage of $6,020,000 was repaid and the net proceeds from the refinancing were used for overall apartment property improvements, the repayment of recourse debt, and to fund other development activities.
On February 1, 2007, Village Lake Apartments, LLC (“Village Lake”), a majority-owned subsidiary of the Company, secured a non-recourse mortgage of $9,300,000. The ten-year loan, amortized over 30 years, has a fixed interest rate of 5.72%, requires principal and interest payments through maturity and a balloon payment at the maturity date, February 1, 2017. The prior mortgage of $6,981,000 was repaid and the net proceeds from the refinancing were used for overall apartment property improvements, the repayment of recourse debt, and to fund other development activities.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-K, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of December 31, 2007, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").  There were no significant changes to our non-recourse debt obligations during the year ended December 31, 2007.

Purchase Obligations and Other Contractual Obligations
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring expenditures such as improvements at our investment properties, the construction of the new projects in St. Charles, costs associated with our land development contracts for the County’s road projects and  the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.  As of December 31, 2007, the Company had approximately $37 million of total outstanding purchase obligations.

As of December 31, 2007, the Company has $15,954,000 recorded as accrued income tax liabilities and $2,814,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions as required by the provisions of FIN 48.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities. See Note 10 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, non-recurring expenditures and certain strategic planning expenditures.  The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, rental property revenue, and financings
Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $19.0 million of infrastructure. The Company anticipates the completion of several of these projects in 2008 which will open up access to future villages and satisfy certain obligations to the Charles County Commissioners.  The Company anticipates total development spending related to these infrastructure projects of $7,205,000 for 2008.  As of December 31, 2007, $2,294,000 of County bond proceeds remains available to fund select portions of this development.  In addition, the Company anticipates the issuance of another $3,000,000 bond in March of 2008, of which $1,979,000 is expected to fund development in 2008.   In addition, $8.2 million of development is currently under contract and is expected to be incurred over the next 12 months.  The difference between the cost of these projects and any bond proceeds available to fund these expenditures will be funded out of cash flow and/or our $14,000,000 revolving credit facility.  We currently have contracts in place for an additional $486,000 of planning and development costs in Puerto Rico of which $250,000 is expected to be incurred in 2008.  Our $15,000,000 credit facility will be used to fund these expenditures.  Further, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida  and other potential rental property opportunities.
In July 2007, J. Michael Wilson filed a Form 13 D/A announcing the Wilson family’s intentions to obtain an investor for a potential management buyout of the company. During 2008, ACPT will incur expenses related to any proposed transaction presented to the Special Committee of ACPT’s Board of Trustees, as well as strategic planning expenses.

 Management has noted a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  Although Lennar is contractually obligated to take 200 lots per year, the market is not currently sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested and the Company granted a reduction of the 200 lot requirement for 2007.   Management agreed to accept a total of 78 lots as satisfaction of their lot takedown requirement for 2007.  In addition, the Company agreed to a temporary price reduction to 22.5% of the selling price of the home for 100 lots, 49 of which Lennar agreed purchase prior to June 1, 2008. Should  Lennar not comply with their obligations pursuant our amended contract or  there be a reduced demand for our commercial property our cash flow would be adversely impacted.
 As a result of our existing commitments and the downturn in the residential real estate market, management expects to use its resources conservatively in 2008.  As such, the Board of Trustees elected not to award 2007 bonuses to executive management or declare a dividend to our shareholders for the first quarter 2008. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the next 12 months. However, there are no assurances that these funds will be generated.    The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described under the section titled "Forward-Looking Statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations, distributions to shareholders and its existing contractual obligations.

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

INTERCOMPANY DIVIDEND RESTRICTIONS
A significant portion of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the availability of our subsidiaries to pay dividends or distributions.  The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, within the Puerto Rico segment the distributions of two multifamily rental property partnerships are limited; one is limited to a specified annual cumulative rate of 6% and another is limited to a maximum distribution amount of $146,000.  These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans.  Further, these partnerships have made distributions or have accumulated losses in excess of the investment, resulting in equity deficits.  Accordingly, no equity is restricted related to these subsidiaries as of December 31, 2007.
As discussed above, during 2006 the Company closed on the Revolver, a $14,000,000 revolving credit facility.  The Revolver requires that ALD have a Senior Debt to Equity Ratio, as defined by the agreement, of not more than 3 to 1.  As of December 31, 2007, no balances were outstanding on the Revolver, and accordingly, no amounts were restricted at year end.

ACPT DIVIDEND RESTRICTIONS
In addition to the ALD Senior Debt to Equity covenant, the Revolver requires ACPT to maintain a Minimum Net Worth of $10,862,000.  As of December 31, 2007, no balances were outstanding on the Revolver, and accordingly, no amounts were restricted at year end.

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

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust and subsidiaries (a Maryland real estate investment trust) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Emerging Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partner, as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ Ernst & Young LLP

McLean, Virginia
March 13, 2008

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues
Rental property revenues	$60,722	$54,029	$22,566
Community development-land sales	14,486	20,967	22,800
Homebuilding-home sales	7,580	19,838	7,424
Management and other fees, substantially all from related entities	941	1,228	3,237
Reimbursement of expenses related to managed entities	1,647	2,101	6,286
Total revenues	85,376	98,163	62,313

Expenses
Rental property operating expenses	30,644	27,013	10,790
Cost of land sales	11,169	11,607	14,233
Cost of home sales	5,549	14,833	6,122
General, administrative, selling and marketing	10,847	9,212	9,734
Depreciation and amortization	9,438	8,402	4,042
Expenses reimbursed from managed entities	1,647	2,101	6,286
Total expenses	69,294	73,168	51,207

Operating Income	16,082	24,995	11,106

Other income (expense)
Interest and other income	1,392	1,673	895
Equity in earnings from unconsolidated entities	2,192	682	1,143
Interest expense	(18,726)	(16,845)	(5,363)
Minority interest in consolidated entities	(1,788)	(3,020)	(926)

Income (loss) before provision (benefit) for income taxes	(848)	7,485	6,855
Provision (benefit) for income taxes	(307)	2,894	(690)

Net income (loss)	$(541)	$4,591	$7,545

Earnings/(loss) per share –Basic and Diluted	$(0.10)	$0.88	$1.45
Weighted average shares outstanding:
Basic and Diluted	5,207	5,201	5,195
Cash dividends per share	$0.30	$0.83	$0.40
The accompanying notes are an integral part of these consolidated statements.
Note: * The income statement for the year ended December 31, 2007 reflects the adoption of  Financial Accounting Standards Board Interpretation No. 48 “Account for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 (Refer to Note 2 and 10).
The income statement for the year ended December 31, 2007 and 2006 reflects the adoption of Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) on January 1, 2006 (Refer to Note 2).

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of December 31, 2007	As of December 31, 2006
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$164,352	$142,046
of $150,292and $142,458 respectively
Land and development costs	84,911	67,745
Condominiums under construction	4.460	9,226
Rental projects under construction or development	853	24,430
Investments in real estate, net	254,576	243,447

Cash and cash equivalents	24,912	27,459
Restricted cash and escrow deposits	20,223	19,677
Investments in unconsolidated real estate entities	6,528	6,591
Receivable from bond proceeds	5,404	13,710
Net accounts receivable	2,676	4,320
Deferred tax assets	34,075	18,157
Property and equipment, net of accumulated depreciation	1,045	1,157
Deferred charges and other assets, net of amortization of
$2,764 and $1,655 respectively	11,285	12,181
Total Assets	$360,724	$346,699

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$279,981	$270,720
Recourse debt	25,589	29,351
Accounts payable and accrued liabilities	24,874	24,191
Deferred income	3,214	3,591
Accrued current income tax liability	14,620	2,992
Total Liabilities	348,278	330,845

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares shares issued and outstanding
as of December 31, 2007 and December 31, 2006.	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,377	17,238
Retained (deficit) earnings	(4,607)	(1,060)
Total Shareholders' Equity	12,446	15,854
Total Liabilities and Shareholders' Equity	$360,724	$346,699
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Paid-in	(Deficit)
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2004	5,191,554	$52	$(376)	$16,964	$12,251	$28,891
Net income	-	-	-	-	7,545	7,545
Dividends paid	-	-	-	-	(2,048)	(2,048)
Issuance of shares to Trustees	6,400	-	-	102	-	102
Balance December 31, 2005	5,197,954	52	(376)	17,066	17,748	34,490
Net income	-	-	-	-	4,591	4,591
Dividends paid	-	-	-	-	(4,261)	(4,261)
Cumulative effect of change in accounting for EITF 04-05	-	-	-	-	(19,138)	(19,138)
Issuance of shares and restricted shares to Trustees	32,000	-	-	172	-	172

Balance December 31, 2006	5,229,954	52	(376)	17,238	(1,060)	15,854
Net loss	-	-	-	-	(541)	(541)
Dividends Paid	-	-	-	-	(1,548)	(1,548)
Cumulative effect of change in accounting for FIN 48	-	-	-	-	(1,458)	(1,458)
Vesting of restricted trustee shares	-	-	-	139	-	139
Balance December 31, 2007	5,229,954	$52	$(376)	$17,377	$(4,607)	$12,446
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income/(loss)	$(541)	$4,591	$7,545
Adjustments to reconcile net income/(loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	9,438	8,402	4,042
Distribution to minority interests in excess of basis	1,988	2,973	922
Benefit for deferred income taxes	(6,044)	(2,706)	(4,248)
Equity in earnings-unconsolidated entities	(2,191)	(682)	(1,143)
Distribution of earnings from unconsolidated entities	692	682	1,388
Cost of land sales	11,169	11,607	14,233
Cost of home sales	5,549	14,833	6,122
Stock based compensation expense	12	244	1,036
Amortization of deferred loan costs	920	1,588	392
Changes in notes and accounts receivable	1,644	(2,387)	300
Additions to community development assets	(30,087)	(25,120)	(20,793)
Right of way easement	2,000	-	-
Homebuilding-construction expenditures	(744)	(6,438)	(13,068)
Deferred income-joint venture	(377)	(370)	(122)
Changes in accounts payable, accrued liabilities	1,106	2,100	246
Net cash (used in) provided by operating activities	(5,466)	9,317	(3,148)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(598)	(19,972)	(3,739)
Change in investments - unconsolidated entities	1,562	61	1,819
Cash from newly consolidated properties	-	4,723	-
Change in restricted cash	(546)	136	(936)
Additions to rental operating properties, net	(7,542)	(21,507)	(5,687)
Other assets	(226)	(2,602)	(722)
Net cash used in investing activities	(7,350)	(39,161)	(9,265)

Cash Flows from Financing Activities
Cash proceeds from debt financing	24,957	121,694	38,494
Payment of debt	(21,129)	(81,958)	(20,481)
County Bonds proceeds, net of undisbursed funds	9,977	3,645	2,388
Payments of distributions to minority interests	(1,988)	(2,973)	(922)
Dividends paid to shareholders	(1,548)	(4,261)	(2,048)
Net cash provided by financing activities	10,269	36,147	17,431
Net Increase (Decrease) in Cash and Cash Equivalents	(2,547)	6,303	5,018
Cash and Cash Equivalents, Beginning of Year	27,459	21,156	16,138
Cash and Cash Equivalents, End of Year	$24,912	$27,459	$21,156
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

American Community Properties Trust ("ACPT") was formed on March 17, 1997 as a real estate investment trust under Title 8 of the Corporations and Associates Article of the Annotated Code of Maryland.  ACPT was formed to succeed to most of Interstate General Company L.P.'s ("IGC" or "Predecessor") real estate operations.
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
ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders.  A federal tax regulation has been proposed that could eliminate the pass through of these foreign tax credits to ACPT’s shareholders.  Comments on the proposed regulation are currently being evaluated with the final regulation expected to be effective for tax years beginning after the final regulation is ultimately published in the Federal Register. ACPT’s federal taxable income consists of certain passive income from IGP Group, a controlled foreign corporation, distributions from IGP Group and dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the taxable income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this taxable income, only the portion of taxable income applicable to the profits, losses or gains on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

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
2.
The Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland partnership ("IGP") that represents IGP's rights to income, gains and losses associated with the balance of the land in Parque Escorial in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP.

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

Implementation of FIN 48
Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon SFAS No. 5. Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.
Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007.  The total amount of unrecognized tax benefits as of January 1, 2007, was $12,387,000.  Included in the balance at January 1, 2007, were $239,000 of tax positions that, if recognized, would impact the effective tax rate. In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and we present accrued penalties as a component of income tax expense on the Consolidated Statements of Income.  This policy did not change as a result of the adoption of FIN 48.  See Note 10 for further discussion of Income Taxes.

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
The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold using the relative sales value method which rely on estimated costs and sales values.   In accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold.  The cost of sales is determined by the percentage of completion method.  The Company considers interest expense on all debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied.  Any excess interest is reflected as interest expense.

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

Allowance for Doubtful Accounts
We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts.  This estimate is based on our historical experience and a review of the current status of the Company's receivables.  The allowance for uncollectible receivables was $1,424,000 and $1,081,000 at December 31, 2007 and 2006, respectively.

Management Fees
The Company recognizes revenue from property management, development and other services in the period in which services are rendered and fees earned.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the years ended December 31, 2007, 2006 and 2005.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the years ended December 31, 2007, 2006 and 2005.

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

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
• Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of December 31, 2007 and 2006 (in thousands):
	December 31,	December 31,
	2007	2006

Building	$265,115	$240,264
Building improvements	10,414	8,022
Equipment	13,603	12,569
	289,132	260,855
Less: Accumulated depreciation	150,292	142,458
	138,840	118,397
Land	25,512	23,649
Operating properties, net	$164,352	$142,046

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,045,000 and $1,157,000, net of accumulated depreciation of $2,294,000 and $2,101,000 respectively, as of December 31, 2007 and December 31, 2006 respectively.

Depreciation
 Total depreciation expense was $9,438,000, $8,402,000 and $4,042,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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
We allocated the purchase price of acquired properties to the related physical assets (land and building) and in-place leases based on the fair values of each component, in accordance with SFAS No. 141, "Business Combinations." The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on tenant credit risk rates. In preparing this calculation, we considered the estimated costs to make an apartment unit rent ready, the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place. The Company depreciates the amounts allocated to building and improvements over 40 years on a straight-line basis and amortizes the amounts allocated to intangible assets relating to in-place leases, totaling $104,000 for the 2005 acquisition and $199,000 for the 2006 acquisition, over the remaining term of the related leases, which term is no longer than one year.  As of December 31, 2007, the intangible assets relating to the in-place leases for all the acquired properties were fully amortized.

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

Minority Interest in Consolidated Entities
We reflect unaffiliated partners' interests in consolidated real estate partnerships as an accrued liability on our consolidated balance sheet.  This accrued liability in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships.  When these consolidated real estate partnerships make cash distributions or allocate losses to minority limited partners in excess of the minority limited partners' basis in the property, we generally absorb the excess losses and record a charge equal to the amount of such excess distribution.  We report these charges and the minority partners’ share of income during the current period in the consolidated statements of income as minority interest in consolidated entities.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of minority partners’ basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners, net of our recapture of minority partner’s share of income, and any subsequent losses.  For the years ended December 31, 2007, 2006 and 2005, we recorded in the consolidated financial statements charges for excess partnership losses and distributions to minority partners of approximately $352,000, $2,211,000 and $542,000, respectively.

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
ACPT was structured in a manner so as not to be subject to U.S. income taxes provided that its income constituted qualifying income for purposes of the Publicly Traded Partnership (“PTP”) provisions of the Internal Revenue Code. ACPT's shareholders are expected to be taxed directly on their share of ACPT's income. ALD and ARMC are subject to federal and state tax at the applicable corporate rates. ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999. Therefore, commencing in 1999, ARPT has been taxed as an U.S. C corporation. ARMC and ALD are also taxed as U.S. Corporations. Furthermore, ACPT, ALD and ARMC are subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share and Dividends
The Company follows the provisions of SFAS No. 128, “Earnings per Share.” The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily unvested restricted share grants as described in Note 8). For 2007, 7,000 shares were excluded from diluted shares due to their antidilution effect on earnings per share.  The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31
	2007	2006	2005

Net income/(loss)	$(541)	$4,591	$7,545
Weighted average shares outstanding:
Basic and Diluted	5,207	5,201	5,195
Earnings/(loss) per share:
Basic and Diluted	$(0.10)	$0.88	$1.45

The Company accrues for dividends when declared.  During the year ended December 31, 2007, the Company declared and paid cash dividends of $0.30 per share on 5,229,954 common shares outstanding.  During the year ended December 31, 2006, the Company declared and paid cash dividends of $0.73 per share on 5,197,954 common shares outstanding and $0.10 per share on 5,229,954 common shares outstanding.  During the year ended December 31, 2005, the Company declared and paid cash dividends of $0.20 per share on 5,191,554 common shares outstanding and $0.20 per share on 5,197,954 common shares outstanding.

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
SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company believes that the implementation of SFAS 157 and 159 will not have a material impact on our financial statements.

SFAS 141R
On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption.

SFAS 160
On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.  However, the provisions of SFAS 160 are directly applicable to the Company’s currently reported minority interest in consolidated entities and, accordingly, will change the presentation of the Company’s financial statements when implemented.

EITF Issue No. 06-08
In November 2006, the Emerging Issues Task force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-08, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”).  EITF 06-08 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method.  EITF 06-08 will be effective for annual reporting periods beginning after March 15, 2007.  The cumulative effect of applying EITF 06-08, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company believes that the implementation of EITF 06-08 will not have a material impact on our financial statements.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of December 31, 2007 and December 31, 2006 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that  the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $231,000 and $189,000 and for Lakeside of $172,000 and $172,000 as of December 31, 2007, and December 31, 2006, respectively.  All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third-party buyer purchased El Monte for $20,000,000; $17,000,000 in cash and $3,000,000 in two notes of $1,500,000 each that bear an interest rate of prime plus 2%, with a ceiling of 9%, and mature on December 3, 2009. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note.  The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received.  In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income.  The Company has no required funding obligations and management expects to wind up El Monte’s affairs in 2008.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed an $8.0 million non-recourse development loan, which was amended in June 2006, December 2006 and again in October 2007.  Included within these amendments, the maximum borrowings outstanding on the facility was reduced to $5.0 million.  For the October 2007 amendment, the development loan was modified to provide a one year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  For the year ended December 31, 2007, 2006 and 2005, the joint venture delivered 48, 61 and 25 lots to Lennar, recognizing $1,063,000, $1,300,000 and $610,000 in deferred revenue, off-site fees and management fees and $358,000. $419,000 and $176,000 of deferred costs, respectively.
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
			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2007	$4,980	$27,379	$12,397	44,756
December 31, 2006	5,142	27,726	12,154	45,022
Total Non-Recourse Debt
December 31, 2007	3,189	22,960	4,722	30,871
December 31, 2006	3,244	23,510	3,476	30,230
Total Other Liabilities
December 31, 2007	976	147	741	1,864
December 31, 2006	1,242	172	1,744	3,158
Total Equity/(Deficit)
December 31, 2007 (2)	815	4,272	6,934	12,021
December 31, 2006	656	4,044	6,934	11,634
Company's Investment, net (1)
December 31, 2007	(1)	4,701	1,828	6,528
December 31, 2006	-	4,763	1,828	6,591

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary of Operations:
Total Revenue
Year Ended December 31, 2007	$811	$3,636	$4,983	$9,430
Year Ended December 31, 2006	790	3,660	5,840	10,290
Year Ended December 31, 2005	27,729	3,658	2,711	34,098
Net Income (Loss)
Year Ended December 31, 2007	(141)	1,869	-	1,728
Year Ended December 31, 2006	(113)	1,855	-	1,742
Year Ended December 31, 2005	1,384	1,812	-	3,196
Company's recognition of equity in
Earnings (Loss)
Year Ended December 31, 2007	(1)	692	-	691
Year Ended December 31, 2006	(1)	683	-	682
Year Ended December 31, 2005	451	692	-	1,143

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2007	$101	$1,864	$3,977	$5,942
Year Ended December 31, 2006	95	1,857	6,579	8,531
Year Ended December 31, 2005	6,460	1,840	759	9,059
Company's share of cash flows from
operating activities
Year Ended December 31, 2007	1	844	1,989	2,834
Year Ended December 31, 2006	1	840	3,290	4,131
Year Ended December 31, 2005	2,131	833	379	3,343
Operating cash distributions
Year Ended December 31, 2007	-	1,641	-	1,641
Year Ended December 31, 2006	-	1,639	-	1,639
Year Ended December 31, 2005	2,968	1,600	-	4,568
Company's share of operating
cash distributions
Year Ended December 31, 2007	-	754	-	754
Year Ended December 31, 2006	-	743	-	743
Year Ended December 31, 2005	1,320	740	-	2,060
Refinancing cash distributions
Year Ended December 31, 2007	-	-	-	-
Year Ended December 31, 2006	-	-	-	-
Year Ended December 31, 2005	100	-	2,320	2,420
Company's share of refinancing
cash distributions
Year Ended December 31, 2007	-	-	-	-
Year Ended December 31, 2006	-	-	-	-
Year Ended December 31, 2005	1	-	1,160	1,161

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)
In December 2007, the Company made a $300,000 equity contribution to Lakeside which was used by Lakeside to pay an equal portion of the of the Development Fee owed to the Company.  The Company both contributed and received the cash, and accordingly, the Company did not recognize fee income nor change its investment balance in Lakeside.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at December 31, 2007 and 2006 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates (a)	December 31,	December 31,
	From/To	From/To	2007	2006

Recourse Debt
Community Development (a) (b) (c)	08-31-08/03-01-22	4%/8%	$25,490	$24,694
Investment Properties (d)	PAID	P+1.25%/6.98%	-	4,473
General obligations (e)	06-01-09/01-01-12	Non-interest
		bearing/8.10%	99	184
Total Recourse Debt			25,589	29,351

Non-Recourse Debt
Community Development (f)	PAID	Non-interest bearing	-	500
Investment Properties (g)	04-30-09/08-01-47	4.95%/10%	279,981	270,220
Total Non-Recourse Debt			279,981	270,720
Total debt			$305,570	$300,071

a)
As of December 31, 2007, $23,765,000 of the community development recourse debt is owed to Charles County Commissioners and relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

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

c)
On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (7.23% at December 31, 2007) and matures on August 31, 2008.  The outstanding balance of this facility on December 31, 2007, was $1,725,000.

d)
The outstanding recourse debt within the investment properties was comprised of a loan borrowed to finance the acquisition of our properties Village Lake and Coachman's in January 2003, as well as a two-year, $3,000,000 recourse note that the Company obtained in June 2005.  Both of these loans were repaid in full in January 2007.

e)
The general recourse debt outstanding as of December 31, 2007, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
In 2005, the Company purchased 22 residential acres adjacent to the Sheffield Neighborhood for $1,000,000.  The Company funded half of the purchase price with cash and signed a two-year note for $500,000 which was repaid in full  prior to December 31, 2007.  The Company plans to annex the land into the St. Charles master plan community.

g)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of December 31, 2007, approximately $74,700,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  The non-recourse debt related to the investment properties also includes a construction loan for Sheffield Greens Apartments LLC (Sheffield Greens) that was converted to a 40-year non-recourse mortgage on October 16, 2007.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of December 31, 2007, the Company is in compliance with the financial covenants and the other provisions of its loan agreements.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2007 and 2006 on its variable rate debt was 7.23% and 7.98%, respectively.

The aggregate minimum principal maturities of ACPT's indebtedness at December 31, 2006 are as follows (in thousands):

2008	$7,026
2009	12,244
2010	5,769
2011	6,107
2012	6,432
Thereafter	267,992
$305,570

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Expensed	$18,726	$16,845	$5,363
Capitalized	1,451	2,729	2,315
	$20,177	$19,574	$7,678

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years.  Under the terms of Bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal to the County based on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment. The County and the Lennar agreement requires ACPT to fund an escrow account from lot sales to be used to repay the principal portion of these Bonds.

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
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the years ended December 31, 2007 and 2006, the Company recognized $540,000 and $855,000 of interest income on these escrowed funds, respectively.
 As of December 31, 2007, ACPT is guarantor of $24,684,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreement and Arrangement
ACPT entered into a consulting and retirement compensation agreement with Interstate General Company L.P.’s (“IGC”) founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement").  IGC was the predecessor company to ACPT.  Under the terms of the Consulting Agreement, the Company will pay Mr. Wilson $200,000 per year through September 2008.

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of December 31, 2007, ACPT has guaranteed $23,765,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $1,725,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

Loiza Valley
On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s Insurance Companies and LDA.  The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish.  The damages claimed exceed $11,000,000.  The physical damage to the property is estimated at less than $1,000,000.  The lease agreement contains an indemnification clause in favor of LDA.  The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company.  The trial began in 2007 and is expected to continue into the first six months of 2008.

Jalexis, Inc
In late November 2006, several subsidiaries of the Company (LDA, IGP and IGP Group) were named in a lawsuit filed by Jalexis, Inc. (“Jalexis”).  The lawsuit claims damages for more than $15 million allegedly suffered due to faulty subsoil conditions in a piece of land within the master plan of Parque Escorial (“Lot I-13W”).  Settlement of Lot I-13W occurred on April 29, 2005 under an option agreement dated April 19, 2004.  Jalexis purchased Lot I-13W from LDA for approximately $7.5 million, which represented 12% of our total consolidated revenues for 2005.  In the purchase agreement, LDA did not make any representations or warranties with regard to the soil and subsoil conditions as Lot I-13W was sold to Jalexis “as is” and “where is”.  The Company believes that it has a strong defense in this case. Depositions for all parties started in November 2007 and is expected to continue into the first six months of  2008.

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

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2010.  ACPT is also obligated under several non-cancelable operating leases for office space and equipment.  Capital leases of $98,000, exclusive of $13,000 of interest, are reported with general recourse debt in the Debt Note (see Note 4). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2007 (in thousands):

Operating
Obligations

2008	$400
2009	363
2010	256
2011	41
2012	3
Thereafter	-
Total minimum lease payments	$1,063

Rental expense under non-cancelable operating leases was $424,000 in 2007, $358,000 in 2006 and $441,000 in 2005 and is included in general, administrative, selling and marketing expenses and rental properties operating expenses in the accompanying consolidated statements of income.

ACPT leases office space to tenants under certain non-cancelable operating leases expiring through 2015.  The following is a schedule of the future minimum payments to be received as of December 31, 2007 (in thousands):

Lease
Income

2008	$410
2009	417
2010	359
2011	83
2012	-
Thereafter	-
Total minimum lease payments	$1,269

(7)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
	Years Ended December 31,
	2007	2006	2005

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners	$42	$42	$1,915
Affiliates of J. Michael Wilson, CEO and Chairman	43	334	619
	$85	$376	$2,534

Rental Property Revenues (B)	$57	$20	$-

Interest and Other Income
Unconsolidated real estate entities with third party partners	$8	$8	$8

		Years Ended December 31,
		2007	2006	2005
General and Administrative Expense
Affiliates of J. Michael Wilson, CEO and Chairman	(C1)	$-	$19	$154
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	43	5	(18)
IGC		-	-	(3)
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's compensation		390	470	440
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(23)	(65)	(21)
Legal fees paid to J. Michael Wilson’s attorney	(C4)	225	-	-
Consulting Fees -
James J. Wilson, IGC Chairman and Director	(C2)	200	200	200
Thomas J. Shafer, Trustee	(C3)	60	60	42
		$895	$689	$794

BALANCE SHEET:	Balance	Balance
	December 31,	December 31,
	2007	2006

Other Assets
Receivables - All unsecured and due on demand
Affiliate of J. Michael Wilson, CEO and Chairman	$ 5	$ 128

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
Chastleton Associates, LP, previously owned by an affiliate of J. Michael Wilson, was sold to a third party during April 2006, resulting in a termination of our management agreement.  The Company earned an agreed-upon management fee for administrative services through the end of the second quarter 2006.  Management fees generated by this property accounted for less than 1% of the Company’s total revenue.
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
4)
The Independent Trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson in connection with the preliminary work being done in seeking a strategic partner to recapitalize the Company are in the best interest of the Company and the minority shareholders.  Accordingly, the Independent Trustees authorized the Company to fund up to $225,000 of such costs, all of which have been incurred as of December 31, 2007.

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
In December 2004, a third party buyer purchased El Monte for $20,000,000:  $17,000,000 in cash and $3,000,000 in two notes of $1,500,000 each that bear an interest rate of prime plus 2%, with a ceiling of 9%, and mature on December 3, 2009.  The net cash proceeds from the sale of the real estate were distributed to the partners.  As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004.  El Monte distributed a $1,500,000 note to the Company in January 2005.  On January 24, 2007, the Company received $1,707,000 as payment in full of the principal balance and all accrued interest related to the El Monte note receivable.  Accordingly, in 2007 the Company recorded $1,500,000 as equity in earnings and $207,000 as interest income.

(8)	SHARE GRANTS AND APPRECIATION RIGHTS

ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustee share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.  Both plans expire July 7, 2008.
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

Trustee Share Grants
On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the Trustee Share Plan.  The shares vest annually at a rate of 1,600 per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date.  In accordance with SFAS 123(R), the Company measured compensation cost as $643,000, which represents the grant date fair value.  The Company will recognize compensation expense over the vesting period and accordingly, recognized $129,000and $172,000 for the year ended December 31, 2007 and 2006, respectively.
On June 29, 2005, 1,600 shares were issued to each of the four non-employee Trustees under the Trustee Share Plan.  These shares were granted free of any restrictions.  At that time, the Company recognized $102,000 of compensation expense.

Share Appreciation Rights
In April 2001, 140,000 Rights were granted to employees.  These Rights bear a $4 base price, and vested in equal increments over a five-year period commencing April 2002.  As of December 31, 2007, there are 28,400 outstanding Rights which are all exercisable and expire on April 30, 2011.  During 2007, 2006 and 2005, the Company recognized $(47,000), $72,000, and $951,000, of compensation expense in connection with the outstanding Rights, respectively.

(9)	RETIREMENT AND PROFIT SHARING PLANS

ACPT’s Retirement Plan (the "Retirement Plan") is a defined contribution plan which provides for contributions to be made by ACPT.  The Retirement Plan covers employees of American Rental Management Company and Interstate General Properties Ltd. Partnership SE and is qualified under both the United States Internal Revenue Code and the Puerto Rico Internal Revenue Code.  Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours and shall become a participant on either January 1st or July 1st following the date of hire.  ACPT contributes to the accounts of eligible employees in amounts equal to 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $225,000 for 2007) that exceed that wage base. Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $615,000, $560,000, and $532,000 in 2007, 2006, and 2005 respectively.

(10)	INCOME TAXES

ACPT’s subsidiaries, ARMC, ALD and ARPT, are subject to federal and state income tax. ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.  The reconciliation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income. The 2007 permanent differences reflect special tax exempt income and certain non-deductible expenses passed through to shareholders; the 2006 permanent differences reflect special tax exempt income and the 2005 permanent differences reflect the IRS assessment as discussed below.

The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):

	December 31,
	2007		2006		2005
		% of		% of		% of
	Amount	Income	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$(297)	35%	$2,620	35%	$2,399	35%
State income taxes, net of
federal tax benefit	(128)	15%	271	4%	142	2%
Income tax matters adjustment	-	-%	-	-%	(2,479)	(36)%
Income only subject to foreign tax	(118)	14%	(41)	(1)%	(290)	(4)%
Permanent differences	112	(13)%	(189)	(2)%	(382)	(6)%
Net change in uncertain tax positions	231	(28)%	110	1%	58	1%
Other	(107)	13%	123	2%	(138)	(2)%
Income tax (benefit) provision	$(307)	36%	$2,894	39%	$(690)	(10)%

The provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
United States	$4,439	$3,040	$836
Puerto Rico	376	2,560	2,722
	4,815	5,600	3,558

Deferred:
United States	(5,664)	(558)	(2,401)
Puerto Rico	542	(2,148)	(1,847)
	(5,122)	(2,706)	(4,248)
Income tax (benefit) provision	$(307)	$2,894	$(690)

As a result of the implementation of EITF 04-05, a cumulative effect adjustment for certain deferred items was recorded as a benefit to retained earnings on January 1, 2006.  The total adjustment was $9,841,000, consisting of $5,386,000 and $4,455,000 for the United States and Puerto Rico, respectively.

Certain items of income and expense are not reported in tax returns and financial statements in the same year.  The tax effect of this difference is reported as deferred income taxes.  Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.

The components of deferred income tax (asset) liability include the following (in thousands):
	At December 31,
	2007	2006

Deferred income related to long-term receivables from partnerships operating in Puerto Rico	$282	$282
Receivables from partnerships operating in United States	1,189	1,170
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(6,875)	(6,618)
Tax benefit on equity in earnings of partnerships operating in United States	(9,428)	(9,287)
Tax on deferred income	(1,217)	(956)
Tax on land development costs capitalized for book purposes but deducted currently for tax purposes	(12,804)	366
Tax on differences in basis related to joint venture in United States	(705)	(557)
Tax on differences in basis related to land in United States	(2,574)	(2,563)
Tax on differences in basis related to land in Puerto Rico	(66)	(157)
Tax on basis difference for Puerto Rico commercial venture	1,337	913
Allowance for doubtful accounts	(294)	(155)
Accrued expenses	(2,395)	(283)
Alternative minimum tax credits	(150)	(113)
Other	(375)	(199)
Net deferred tax asset	$(34,075)	$(18,157)

Recent Maryland legislation enacted during the fourth quarter of 2007 increased the income tax rate from 7% to 8% effective for periods after December 31, 2007. As a result of the Maryland legislation, the ending deferred asset and the deferred expense were increased by $460,000.

At December 31, 2007, the Company did not have any net operating loss carryforwards.  However, at December 31, 2007 and 2006, the alternative minimum tax credit carryforwards were $150,000 and $113,000, respectively.   These credits are expected to be fully utilized in future periods.

IRS Closing Agreement

During the 4th quarter of 2005, the Company determined that certain income from our Puerto Rico operations could be treated as income of ACPT even though it was not distributed to ACPT. This undistributed income may not constitute qualifying income for purposes of the PTP provisions of the Internal Revenue Code and could have affected ACPT's tax status as a PTP. As announced on March 10, 2006, the Company entered into a closing agreement with the IRS allowing ACPT to retain its PTP status.  The closing agreement required ACPT to allocate $4,955,000 of income from the periods 1998 through 2004 to its shareholders of record on March 29, 2006.  Under the terms of ACPT’s governing documents, it is required to make minimum annual distributions to the shareholders equal to at least 45% of net taxable income allocated to shareholders. Accordingly, the Board of Trustees declared a distribution to the shareholders of approximately $2,230,000 representing 45% of the allocated income.  In addition, the Company was required to pay an assessment to the IRS of $975,000 related to the delay in reporting the income to the IRS.  This payment has been reflected as income tax expense and was made by the Company in March 2006.  The reversal of certain accruals related to the resolution of these tax matters resulted in a net benefit to income taxes of $2,421,000 for the year ended December 31, 2005. In addition to the impact on income taxes, the resolution of these matters also resulted in the reversal of $982,000 in previously accrued interest related to delayed payment of corporate taxes should we have been taxed as a corporation, which is no longer necessary.

Uncertain Tax Positions

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007.  The total amount of unrecognized tax benefits as of January 1, 2007, was $12,387,000.  Included in the balance at January 1, 2007, were $239,000 of tax positions that, if recognized, would impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at beginning of year (January 1, 2007)	$12,387
Change attributable to tax positions taken during a prior period	2,678
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	(179)
Decrease attributable to lapse of statute of limitations	(17)
Unrecognized tax benefit at end of year (December 31, 2007)	$14,869

Included in the balance at December 31, 2007, are $74,000 of tax positions that, if recognized, would impact the effective tax rate.  Most of the uncertain tax positions include, in both the beginning and ending balances, deductions that have a high certainty of ultimate deductibility, but uncertainty exist in the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of a shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities to an earlier period.

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  This policy did not change as a result of the adoption of FIN 48.  During the years ended December 31, 2007, 2006 and 2005, our Consolidated Statements of Income for the year included interest expense of $1,233,000, $175,000 and  $102,000, respectively; and penalty expense of $200,000, $101,000 and $85,000, respectively.  Our Consolidated Balance Sheet as of December 31, 2007 and 2006 included accrued interest of $2,814,000 and $278,000, respectively, and accrued penalties of $1,085,000 and $474,000, respectively.

The Company currently does not have any income tax returns under audit by the United States Internal Revenue Service, state taxing authorities or the Puerto Rico Treasury Department.  However, the income tax returns in the United States for the years ended December 31, 2004 through 2007 remain subject to examination.  For Puerto Rico, the income tax returns for the years ended December 31, 2003 through 2007 remain subject to examination.  On August 31, 2007, the Company reached a closing agreement with the Puerto Rico Treasury Department whereby the company paid $252,000 related to the correction of a special partnership income tax return.  The Company does not anticipate any other payments related to settlement of any income tax examinations.  Additionally, certain United States and Puerto Rico income tax returns are or will no longer be subject to examination.  As a result, the amount of unrecognized tax benefits during 2007 decreased by 17,000 due to the expiration of a statute and there is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $508,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. As of December 31, 2007 and 2006, the book value of long-term fixed rate debt was $296,735,000 and $288,306,000, respectively, and the fair value of total debt was $311,988,000 and $299,623,000, respectively, which was determined by discounting future cash flows using borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Customer Dependence
Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. segment were $9,663,000 for the year ended December 31, 2007 which represents 18% of the U.S. segment's revenue and 11% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2007.
In March 2004, the Company executed Development and Purchase Agreements with Lennar Corporation (the “Lennar Agreements”) to develop and sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland.  The Lennar Agreements requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. A junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the Development Agreement.  The junior lien is released when the lots are sold and $10,300 of each lot sales proceeds are placed in an escrow account to repay the principal of the bonds. As of December 31, 2007, 1,565 lots remained under the provisions of the Lennar Agreements.   Assuming a sales pace of 200 lots per year, it is estimated that lot settlements will take place through 2015; however, the continued slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban areas, has adversely impact Lennar’s willingness or ability to take down 200 lots per year.  In December 2007, the Company executed an amendment to the Lennar Agreements whereby the Company agreed to accept 51 lot settlements in December 2007 as satisfaction of Lennar’s lot takedown requirement for 2007, resulting in 78 total lots taken down by Lennar during 2007. In addition to the reduction in number of lots, the December 2007 amendment temporarily reduced the final selling price of 100 lots (51 taken down in December 2007 and 49 which Lennar has agreed to take before June 1, 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum price of $78,000 per single family lot and $68,000 per town home lot.

The following presents the financial information for each reportable segment for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total
2007
Rental Property revenues	$38,416	$22,306	$-	$60,772
Rental property operating expenses	19,235	11,432	(23)	30,644
Land sales revenue	14,486	-	-	14,486
Cost of land sales	11,169	-	-	11,169
Home sales revenue	-	7,580	-	7,580
Cost of home sales	-	5,549	-	5,549
Management and other fees	336	634	(29)	941
General, administrative, selling and marketing expense	8,081	2,771	(5)	10,847
Depreciation and amortization	5,744	3,694	-	9,438
Operating income	9,009	7,074	(1)	16,082
Interest income	1,073	231	(103)	1,201
Equity in earnings from unconsolidated entities	(1)	2,193	-	2,192
Interest expense	12,621	6,208	(103)	18,726
Minority interest in consolidated entities	336	1,452	-	1,788
Income/(loss) before provision for income taxes	(2,925)	2,077	-	(848)
Income tax provision/(benefit)	(1,191)	884	-	(307)
Net income	(1,734)	1,193	-	(541)
Gross profit on land sales	3,317	-	-	3,317
Gross profit on home sales	-	2,031	-	2,031
Total assets	261,084	101,211	(1,571)	360,724
Additions to long lived assets	9,040	1,087	-	10,127

2006
Rental property revenues	$32,505	$21,524	$-	$54,029
Rental property operating expenses	16,072	10,963	(22)	27,013
Land sales revenue	20,967	-	-	20,967
Cost of land sales	11,607	-	-	11,607
Home sales revenue	-	19,838	-	19,838
Cost of home sales	-	14,833	-	14,833
Management and other fees	663	592	(27)	1,228
General, administrative, selling and marketing expense	6,370	2,847	(5)	9,212
Depreciation and amortization	4,787	3,615	-	8,402
Operating income	15,299	9,696	-	24,995
Interest income	968	137	(64)	1,041
Equity in earnings from unconsolidated entities	(1)	683	-	682
Interest expense	9,852	7,057	(64)	16,845
Minority interest in consolidated entities	616	2,404	-	3,020
Income before provision for income taxes	6,170	1,315	-	7,485
Income tax provision	2,530	364	-	2,894
Net income	3,640	951	-	4,591
Gross profit on land sales	9,360	-	-	9,360
Gross profit on home sales	-	5,005	-	5,005
Total assets	241,847	107,115	(2,263)	346,699
Additions to long lived assets	38,324	1,530	-	39,854

	United	Puerto	Inter-
	States	Rico	Segment	Total
2005
Rental property revenues	$22,508	$58	$-	$22,566
Rental property operating expenses	10,129	661	-	10,790
Land sales revenue	12,403	10,397	-	22,800
Cost of land sales	6,873	7,520	(160)	14,233
Home sales revenue	-	7,424	-	7,424
Cost of home sales	-	6,122		6,122
Management and other fees	1,114	2,128	(5)	3,237
General, administrative, selling and marketing expense	6,907	2,832	(5)	9,734
Depreciation and amortization	3,829	213	-	4,042
Operating income	8,287	2,659	160	11,106
Interest income	145	722	(669)	198
Equity in earnings from unconsolidated entities	135	1,008	-	1,143
Interest expense	6,797	(836)	(598)	5,363
Minority interest in consolidated entities	926	-	-	926
Income before provision/(benefit) for income taxes	844	5,922	89	6,855
Income tax provision/(benefit)	456	(1,181)	35	(690)
Net income	290	7,201	54	7,545
Gross profit on land sale	5,530	2,877	160	8,567
Gross profit on home sales	-	1,302	-	1,302
Total assets	159,889	67,511	(10,315)	217,085
Additions to long lived assets	6,944	1,787	-	8,731

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, income taxes paid, debt assumed and land transferred were as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Interest paid	$18,124	$17,535	$7,926
Income taxes paid	$3,901	$8,157	$2,912
Assumption of non-recourse debt	$-	$-	$500
Transfer of land to joint venture	$-	$-	$-

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life

Consolidated Partnerships

U.S. Partnerships
Bannister Apartments	$ 12,501	$ 410	$ 4,180	$ 5,146	$ 410	$ 9,326	$ 9,736	$ 6,097	11/30/1976	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	7,295	162	2,677	2,713	162	5,390	5,552	3,712	5/18/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	10,883	572	6,421	1,004	572	7,425	7,997	3,119	9/5/1989	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,091	350	2,697	311	350	3,008	3,358	2,236	1/13/1978	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	14,025	2,667	21,381	(3,011)	2,667	18,370	21,037	16,476	1/31/1982	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Fox Chase Apartments	12,840	745	7,014	1,210	745	8,224	8,969	3,887	3/31/1987	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen House	6,914	205	4,765	3,612	205	8,377	8,582	5,820	10/30/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Huntington Apartments	9,218	350	8,513	1,252	350	9,765	10,115	6,045	10/7/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Lancaster Apartments	8,491	484	4,292	1,226	484	5,518	6,002	3,161	12/31/1985	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Milford Station I	10,491	2,659	9,878	628	2,659	10,506	13,165	507	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Milford Station II	1,345	455	1,350	56	455	1,406	1,861	68	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
New Forest Apartments	22,717	1,229	12,102	2,081	1,229	14,183	15,412	6,633	6/28/1988	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Nottingham South	2,560	359	2,586	104	359	2,690	3,049	183	5/23/2005	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Owings Chase	12,376	1,691	13,428	630	1,691	14,058	15,749	1,365	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Palmer Apartments	6,746	471	4,788	3,879	471	8,667	9,138	5,997	3/31/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Prescott Square	3,590	470	3,867	401	470	4,268	4,738	405	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Sheffield Greens	26,945	3,562	22,292	-	3,562	22,292	25,854	451	1/31/2007	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Terrace Apartments	10,041	497	5,377	5,451	497	10,828	11,325	7,157	11/1/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Village Lake	9,205	824	6,858	328	824	7,186	8,010	2,578	10/1/1993	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Puerto Rico Partnerships
Alturas Del Senorial	3,502	345	4,185	596	345	4,781	5,126	3,434	11/17/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Bayamon Garden	9,289	1,153	12,050	997	1,153	13,047	14,200	8,876	7/6/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Colinas De San Juan	9,499	900	10,742	1,003	900	11,745	12,645	8,110	3/20/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR
De Diego	5,531	601	6,718	767	601	7,485	8,086	5,199	3/20/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Escorial Office	8,492	1,596	8,202	467	1,596	8,669	10,265	525	9/1/2005	Bldg-40 Yrs
Building I, Inc.									Constructed	Bldg Equip-5/7 Yrs
Puerto Rico
Jardines De Caparra	6,328	546	5,719	1,811	546	7,530	8,076	5,166	4/1/1980	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR
Monserrate I	7,110	543	10,436	1,874	543	12,310	12,853	8,735	5/1/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
Monserrate II	9,995	731	11,172	1,636	731	12,808	13,539	8,825	1/30/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
San Anton	4,157	313	3,525	1,724	313	5,249	5,562	3,937	12/10/1974	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Date Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Santa Juana	7,130	487	6,748	893	487	7,641	8,128	5,303	2/8/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	5,135	466	5,954	682	466	6,636	7,102	4,742	12/6/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,578	992	14,017	844	992	14,861	15,853	9,508	3/15/1983	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	961	354	2,508	698	354	3,206	3,560	2,035	12/30/1983	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Consolidated Properties	279,981	27,189	246,442	41,013	27,189	287,455	314,644	150,292

Unconsolidated Partnerships
Brookside Gardens Apartments	1,241	156	2,487	51	156	2,538	2,694	1,211	11/10/1994	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	1,952	440	3,649	41	440	3,690	4,130	1,043	7/1/1996	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Total Unconsolidated Properties	3,193	596	6,136	92	596	6,228	6,824	2,254
Total Properties	$ 283,174	$27,785	$ 252,578	$ 41,105	$ 27,785	$ 293,683	$ 321,468	$ 152,546
(1) Operating real estate shown on the Consolidated Balance Sheets includes real estate assets of $164,352 net of accumulated depreciation of $150,292.
THE AGGREGATE COST,NET OF DEPRECIATION AND AMORTIZATION, FOR FEDERAL INCOME TAX PURPOSES FOR U.S. AND P.R. PROPERTIES IS $126,187

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007 AND 2006
(In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at December 31, 2005	$122,990	$149,479	$272,469
Additions for 2006:
Consolidation of previously unconsolidated partnerships	142,680	(142,680)	-
Improvements	5,915	39	5,954
Acquisition (land and building)	14,341	-	14,341
Deductions for 2006:
Dispositions	1,422	14	1,436
Real Estate at December 31, 2006	284,504	6,824	291,328
Additions for 2007:
Improvements	31,430	22	31,452
Deductions for 2007:
Dispositions	1,290	22	1,312
Real Estate at December 31, 2007	$314,644	$6,824	$321,468

Accumulated depreciation at December 31, 2005	$46,412	$91,278	$137,690
Consolidation of previously unconsolidated partnerships	89,395	(89,395)	-
Depreciation expense
Acquisition	8,073	201	8,274
Deductions for 2006:
Dispositions	1,422	14	1,436
Accumulated depreciation at December 31, 2006	142,458	2,070	144,528
Additions for 2007:
Depreciation expense	9,124	206	9,330
Deductions for 2007:
Dispositions	1,290	22	1,312
Accumulated depreciation at December 31, 2007	$150,292	$2,254	$152,546

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
The Company had previously determined that certain accounting errors indicated a material weakness in internal controls with respect to accounting for income taxes.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  The Company implemented controls and procedures designed to remediate this material weakness. These controls and procedures included hiring a new Director of Tax who will help manage the tax compliance and tax accounting process, retaining international tax advisors to provide the Company with updates related to changes in international tax laws impacting the Company, providing in-house tax professionals and senior financial management with additional training to enhance their awareness of potential international tax matters and implementation of other additional control procedures related to accounting for income taxes. Management has ensured that these new controls and procedures are operating effectively and fully address the risks giving rise to the material weakness. Accordingly, management believes that the material weakness was fully remediated as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 is not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report and therefore has not been audited by Ernst & Young, LLP.

Changes in Internal Control Over Financial Reporting
Except as discussed above, there have been no other changes during the Company's quarter ended December 31, 2007, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

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
The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.
The information required by this Item with respect to the Company’s Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

Section 16(A) Beneficial Ownership Reporting Compliance
The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

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

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       1.           Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report on Form 10-K under Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006

    2.           Financial Statement Schedules

The following financial statement schedules are contained herein:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2007
    3.           Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit No.	Description of Exhibit	Reference

3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Amended and Restated Bylaws of the Company	Exhibit 3.1 to Form 8-K filed on January 2, 2008
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11
10.1	Employment Agreement, dated August 6, 2007, between the Company and Edwin L. Kelly*	Exhibit 10.1 to Form8-K filed on August 9, 2007
10.2	Employment Agreement dated August 6, 2007, between Company and Cynthia L. Hedrick*	Exhibit 10.2 to Form 8-K filed on August 9, 2007

10.3	Employment Agreement, dated November 10, 2003, between the Company and Paul A. Resnik*	Exhibit 10.3 to 2003 Form 10-K
10.4	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet*	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004
10.5	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson*	Exhibit 10.4 to Form S-11
10.6	Employment and Consulting Agreement for Carlos R. Rodriguez *	Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2006
10.7	Employees' Share Incentive Plan*	Exhibit 10.5 to Form S-11
10.8	Trustee's Share Incentive Plan*	Exhibit 10.6 to Form S-11
10.9	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998*	Exhibit 10.14 to 1998 Form 10-K
10.10	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002*	Exhibit 10.15 to 2001 Form 10-K
10.11	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated August 30, 2006*	Exhibit 10.1 to Form 8-K filed on August 31, 2006
10.12	Indemnification Agreement between American Community Properties Trust and Thomas S. Condit dated August 30, 2006*	Exhibit 10.2 to Form 8-K filed on August 31, 2006
10.13	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated August 30, 2006*	Exhibit 10.3 to Form 8-K filed on August 31, 2006
10.14	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated August 30, 2006 *	Exhibit 10.4 to Form 8-K filed on August 31, 2006
10.15
Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.16	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.17	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.18	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.19	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K
10.20	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.21	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.22	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.23	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.24	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.25	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.26	Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10.1 to Form 8-K filed on January 4, 2008
10.27	Development Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10. 2 to Form 8-K filed on January 4, 2008
10.28	First Amendment to Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated June 20, 2006	Exhibit 10.3 to Form 8-K filed on January 4, 2008
10.29	Second Amendment to Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated December 31, 2007	Exhibit 10.4 to Form 8-K filed on January 4, 2008
10.30	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.47 to Form 10-K for fiscal year ended December 31, 2004
10.31	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.48 to Form 10-K for fiscal year ended December 31, 2004
10.32	Deed of Trust Note for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005
10.33	Deed of Trust for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2005
10.34	Security Agreement signed on August 11, 2005 between Sheffield Greens Apartment, LLC and GMAC Commercial Mortgage Bank	Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2005
10.35	Legal Description attached to the survey entitled “Plat of Survey, Sheffield Greens Apartments” dated August 10, 2005	Exhibit 10.4 to Form 10-Q for quarter ended September 30, 2005
10.36	Lease, dated as of September 1, 2006, by and between the Company and Caribe Waste Technologies, Inc.	Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2006
10.37	Deed of Trust Note for New Forest Apartments, LLC Payable to Wells Fargo Bank, N.A. for principal sum of $23,000,000 dated November 1, 2007	Exhibit 10.33 to 2006 Form 10-K
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
23	Consent of Independent Registered Public Accounting Firm 233	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.

(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: March 20, 2008	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 20, 2008	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 20, 2008	By: /s/ Matthew M. Martin
Martin M. Martin Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Wilson J. Michael Wilson	Chairman, Chief Executive Officer and Trustee, Principal Executive Officer	March 20, 2008
/s/ Edwin L. Kelly Edwin L. Kelly	Vice Chairman, President, Chief Operating Officer and Trustee	March 20, 2008
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 20, 2008
/s/ T. Michael Scott T. Michael Scott	Trustee	March 20, 2008
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 20, 2008
/s/ Thomas S. Condit Thomas S. Condit	Trustee	March 20, 2008