Form 10-K/A
period 2007-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-04-29
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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
Large accelerated filer  / /         Accelerated filer  / /         Non-accelerated filer  / /         Smaller Reporting Company /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  / /    No  /x/

As of June 30, 2007 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange on that day of $20.41, was $50,432,130.  As of April 25, 2008, there were 5,229,954 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of American Community Properties Trust (“ACPT” or the “Company”) for the fiscal year ended December 31, 2007 (“2007 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2007 Annual Report.
This Amendment No. 1 does not affect any other portion of the 2007 Annual Report, other than the filing of new Exhibits 31.1 and 31.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 20, 2008, the original filing date of the 2007 Annual Report.

 PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TRUSTEES
The six members of the Board of Trustees of the Company, as of the date of this Form 10-K/A, are as follows:

Trustees-Term Expiring 2008
T. Michael Scott, 49.  Mr. Scott has been a trustee of the Company since December 1999.  Mr. Scott has served as President of Cambridge Holdings, a real estate company in Fairfax County, Virginia, since 1992.  He has been a principal of the Cambridge companies since 1986.  He is also a member of the National Association of Industrial and Office Properties and serves as Chairman of the Washington/Baltimore Chapter of the Young President's Organization.  He received a B.S. in Engineering from Cornell University and an MBA from Harvard University.

Thomas S. Condit, 66.  Mr. Condit has been a trustee of the Company since January 2003.  Prior to his retirement, he served as President and Chief Executive Officer of Craver, Mathews, Smith & Co., Inc., a fundraising and membership development firm, from 1993 to 1995.  Prior to that, he served as President and Chief Executive Officer of the National Cooperative Bank in Washington, D.C.  He has extensive experience in mortgage banking, investment banking, consumer financial services, federally insured depository services, and community economic development.  He earned his juris doctorate from the National Law Center at George Washington University, and a Bachelor of Arts degree from Stanford University.

Trustees-Term Expiring 2009
Antonio Ginorio, 65.  Mr. Ginorio has been a trustee of the Company since January 2001.  Prior to his retirement in 2000, he was a Senior Audit Partner in the San Juan Office of PricewaterhouseCoopers, a globally-recognized public accounting firm, for 36 years.  He has extensive audit experience in banking, manufacturing, retail and real estate.

Edwin L. Kelly, 66.  Mr. Kelly has been a trustee of the Company since March 1997 and currently serves as Vice Chairman, President and Chief Operating Officer of the Company.  Mr. Kelly has served as President and Chief Operating Officer since July 1998.  Mr. Kelly was President and Chief Operating Officer of IGC and IGMC from 1997 to 1998.  Prior to that, he served as Senior Vice President and Treasurer of IGC and Senior Vice President of IGMC since their formation in 1986.  He has served in various executive positions with IGC and its predecessor companies since 1974, including as a Director of IGMC from 1986 to 1998.

Trustees-Term Expiring 2010
J. Michael Wilson, 42.  Mr. Wilson has been a trustee of the Company since March 1997 and has served as Chairman and Chief Executive Officer of the Company since July 1998.  Mr. Wilson was a Director of Interstate General Management Corporation (“IGMC”), the managing general partner of Interstate General Company L.P. (“IGC”), the predecessor to the Company, from 1996 to 1998 and from January 1997 to November 1998 was Vice Chairman, Secretary, and Chief Financial Officer of IGC.  He has been President and Chief Operating Officer of Interstate Business Corporation ("IBC"), a general partner of IGC, since 1994 and a Director of IBC since 1991.  He served as Vice President of IBC from 1991 to 1994.  He has been a director of Wilson Securities Corporation since 1991, and President since March 1996.  He was Vice President of Wilson Securities Corporation from 1991 to 1996.  He has been Vice President of Interstate Waste Technologies, a subsidiary of IGC, since 1994 and in July 2006 was appointed to their Board of Directors.

Thomas J. Shafer, 78.  Mr. Shafer has been a trustee of the Company since August 1998.  He is a registered professional engineer specializing in real estate evaluation and land development.  Prior to his retirement in 1997, he was a partner in Whitman, Requardt and Associates, LLP ("Whitman Requardt"), an engineering and architectural firm from 1976 through 1997 and its managing partner from 1989 through 1997.  He was a director of IGMC from January 1998 to June 2000.  He is a member of the Urban Land Institute, the American Society of Professional Engineers and numerous other technical organizations. Whitman Requardt has provided engineering services to the Company for over thirty years.

EXECUTIVE OFFICERS
Please refer to the 2007 Annual Report set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4a.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's trustees, officers, and persons who beneficially own more than ten percent of ACPT's Common Shares to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ACPT. Trustees, officers and greater than ten percent shareholders are required by SEC regulation to furnish ACPT with copies of all Section 16(a) forms they file.

Based solely on review of the copies of these reports furnished to the Company during and with respect to the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2007.

BOARD AND COMMITTEE MATTERS

Requirements of Board Members
Pursuant to the Company's Declaration of Trust not fewer than two of the members of the Board of Trustees must be persons who are not employed by (i) the Company, (ii) any Affiliate of the Company, or (iii) a member of the family of James J. Wilson, the President and Chief Executive Officer of IGC and the father of J. Michael Wilson.

During the fiscal year 2007, the Board of Trustees held six regular meetings and two special meetings. All trustees attended at least 75% of the total meetings of the Board of Trustees and committees of the Board on which they served.  In accordance with Company policy, all members of our Board attended last year's annual meeting.

Committees of the Board
The Board of Trustees has established three committees:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  The charters for the Audit Committee and the Nominating and Corporate Governance Committee may be found on our website at www.acptrust.com.  You may also obtain a copy of the Audit Committee and the Nominating and Corporate Governance Committee charters without charge by writing to the Secretary of the Company at the principal executive offices of the Company.

Audit Committee. The responsibilities of the Audit Committee include the appointment and termination of the independent auditors, reviewing the plans for and results of the annual audit engagement with the independent auditors, approval of any other professional services provided by the independent auditors, approval of the fees paid to the independent auditors for audit and non-audit services, and periodically reviewing, with the assistance of the independent auditors, the adequacy of ACPT's internal accounting controls. The Audit Committee held four meetings during the year ended December 31, 2007.

The Board of Trustees has determined that each current member of the Audit Committee is, as required by AMEX rules, able to read and understand fundamental financial statements and that at least one member of the committee, Mr. Ginorio, is "financially sophisticated" under the AMEX rules and is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee.  The Compensation Committee consists of four members, each of whom is an independent trustee under the AMEX listing requirements.  The Compensation Committee is responsible for approving the compensation of the executive officers of ACPT, including the CEO and for the administration of the Share Incentive Plan.  The members of the Compensation Committee for 2007 were Messrs. Shafer (Chairman), Condit, Ginorio and Scott. The Compensation Committee met three times during 2007.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of four members, each of whom is an independent trustee under the AMEX listing requirements.  The Committee assists our Board with: identifying qualified individuals to become members of our Board in the event of any vacancy on the Board, recommending to the Board from time to time the member who should serve as Chairman of the Board, determining the composition of the committees of the Board, recommending to the Board, on an annual basis, trustee nominees for the Board to be presented at the annual shareholders meeting, monitoring a process to assess Board effectiveness and developing and implementing our corporate governance guidelines.  The members of the Nominating and Corporate Governance Committee for 2007 were Messrs. Scott (Chairman), Condit, Ginorio, and Shafer.  The Nominating and Corporate Governance Committee met once during 2007.

There are no differences in the way the Nominating and Corporate Governance Committee evaluates nominees suggested by shareholders from those suggested by Board members or management.

Code of Ethics
We established a Code of Ethics for Principal Executive Officers and Senior Financial Officers, and a Code of Business Ethics for all Officers and Employees of the Company. Copies of the codes, and any waivers or amendments to such codes which are applicable to our executive officers or senior financial officers, can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

American Community Properties Trust
222 Smallwood Village Center
St. Charles, MD  20602
Attention:  Director of Investor Relations
(301) 843-8600

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the two other most highly compensated executive officers of the Company (the "Named Executive Officers") during the Company's last fiscal year.

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Annual Bonus ($)	Stock Awards ($)(1)	Other ($)(2)	Total Compensation ($)

J. Michael Wilson (3)	2007	390,000	--	--	--	390,000
Chairman & Chief Executive Officer	2006	375,000	95,000	--	--	470,000

Edwin L. Kelly	2007	457,800	--	--	36,408	494,208
Vice Chairman, President & Chief Operating Officer	2006	400,300	105,000	--	24,224	529,524

Carlos R. Rodriguez	2007	300,300	--	(20,000)	27,419	307,719
Executive Vice President	2006	300,300	50,000	(1,287)	25,569	374,582

(1)
No stock awards were granted in 2007 or 2006.  However, the outstanding SARs were re-measured for financial reporting purposes and the amount included above reflects the change in fair value recorded during the period as required by SFAS 123(R).  The Company used the Black-Scholes model to value its SARs assuming a volatility of 45.34% and 44.72% and a risk free interest rate equally to the US Treasury Daily Yield Curve Rates as of December 31, 2007 and 2006, respectively.

(2)	Detail of Other:

Name	Contribution to Qualified Defined Contribution Plan ($)	Country Club and Other Dues ($)	Car and Other Allowances ($)	Cell Phone ($)	Total Other ($)
J. Michael Wilson
2007	--	--	--	--	--
2006	--	--	--	--	--

Edwin L. Kelly
2007	20,564	5,990	9,002	852	36,408
2006	19,711	2,700	1,813	--	24,224

Carlos R. Rodriguez
2007	20,093	5,113	--	2,213	27,419
2006	19,711	5,858	--	--	25,569

(3)	J. Michael Wilson, the CEO of ACPT and President of IBC, is on the payroll of IBC. ACPT reimburses IBC for his services provided to ACPT.

Narrative Disclosure to Summary Compensation Table

Employment Agreements
Edwin L. Kelly
On August 6, 2007, the Company entered into an executive retention agreement with Edwin L. Kelly.  This executive retention agreement superseded Mr. Kelly’s prior employment contract with the Company and was retroactively effective as of July 1, 2007.  The agreement provided for Mr. Kelly to serve as Vice Chairman, President and Chief Operating Officer of the Company, reporting to the Chairman of the Board of Trustees of the Company, for a term expiring December 31, 2010 unless earlier terminated pursuant the terms of the agreement.  The agreement renews automatically for successive one-year periods following December 31, 2010 unless either the Company or Mr. Kelly notifies the other of non-renewal.

During the term of the agreement, Mr. Kelly will receive an annual base salary of $500,000, subject to annual inflationary adjustments and discretionary increases determined by the Company’s Board of Trustees.  In addition, under his agreement, Mr. Kelly will be entitled to participate in the Company’s standard benefits, five weeks of paid vacation annually, the use of a company-owned car and membership fees and dues at his country club, among other perquisites.

The employment agreement includes customary restrictive covenants relating to protection of confidential information, non-solicitation and a non-compete clause that will prevent Mr. Kelly from seeking or obtaining employment by any competitor during the term of his employment with the Company and for one year thereafter.

Carlos R. Rodriguez
The Company has executed an employment agreement dated as of April 20, 2006 with Mr. Rodriguez, who serves as president of the Company’s subsidiary, IGP Group, Corp.  The agreement provides for an initial term expiring June 30, 2007, subject to extension at the Company’s option.  The Company opted to extend Mr. Rodriguez’s employment term for one additional year to June 30, 2008.  Unless the agreement is earlier terminated, upon expiration of the term of the agreement, as extended, Mr. Rodriguez has agreed to serve as a consultant, performing not more than 250 hours of services in any 12 month period, until June 30, 2011.

Mr. Rodriguez’s initial base salary is $300,000, and is subject to review and increase, but not decrease, in the discretion of the Board of Trustees.  The agreement provides for Mr. Rodriguez to be eligible for such bonus and other benefits as may be established and conferred upon comparable senior executives of the Company.  Under the terms of the agreement, Mr. Rodriguez will be paid an annual fee of $100,000 for the period he serves as a consultant following expiration of the term of his employment.  Total consulting fees for the three-year period are estimated to be $300,000.

The employment agreement contains a non-competition and non-solicitation provision pursuant to which Mr. Rodriguez has agreed that he will not, until June 30, 2011, provide services to, or become engaged in any capacity, including as a principal, agent, shareholder (other than as a passive investor of less than 5% of the outstanding stock of any public company), consultant, employee, lender or surety, in, any entity that competes with the Company or its subsidiaries in Puerto Rico.  Mr. Rodriguez has also agreed that, during this period, he will not hire or attempt to hire any person who, during the year prior to the termination of Mr. Rodriguez’s employment with the Company, was serving as an employee, director or trustee of the Company or any subsidiary, or otherwise solicit or induce any such person to terminate his or her service with the Company.  The non-competition and non-solicitation provisions will terminate should Mr. Rodriguez terminate his employment agreement due to a breach by the Company of its obligations thereunder.

               Annual Incentive Compensation
Performance based incentives reflect both business and individual accomplishment.  Incentives are tied to not only the Company’s operating results, but also to senior management’s ability to manage the Company effectively and create long term value for the shareholders. In this regard, assessment of performance should take into account factors, such as the impact of economic and industry trends in the Company’s business.

Management proposes annual performance goals which are reviewed by the Compensation Committee and either modified or approved by the Committee. These goals are divided into five major areas as follows:

•	Leadership
The goals in this area include the development of long range strategic plans, monitoring or modifying the company structure to maximize the benefit to shareholders, minimizing tax impact to shareholders, and promoting public relations and the company image.
•	Revenues and Earnings
The goals in this area include the development and sale of residential land and buildings, leasing of commercial and residential units, and maximizing net operating income from rental properties.
•	Cash Flow Management
The goals in this area include obtaining the best available bank loans where necessary for construction or working capital, refinancing of investment properties to obtain the best available long term rates and to provide cash for capital funding, managing cash flow to provide for acquisitions and return to shareholders.
•	Human Resources
The goals in this area include establishing a succession plan for key executives, evaluating employee benefits, hiring new staff where a need has been identified, training and expanding the responsibilities of employees.
•	Strategic Initiatives
The goals in this area include the development of new commercial and residential product, acquisition of investment properties and land available for future development, analyzing new opportunities and markets for the company.

While the Compensation Committee considered these performance factors in making individual compensation decisions, the Committee applied its own business judgment in making final determinations. The maximum bonus amount awarded to each executive will not exceed fifty percent of his or her base salary for the calendar year.  For the year 2007, the Compensation Committee did not award any Annual Incentive Compensation to the CEO and two other named executive officers.

Other Compensation
ACPT has established a qualified defined contribution retirement plan (the "Retirement Plan") for eligible employees of the Company.  Employees are generally eligible to participate when they complete one year of service.  Contributions from the Company to the plan are 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $225,000) that exceed that wage base.  In addition, the Retirement Plan contains a profit sharing provision allowing ACPT to award annual cash bonuses to the officers and employees in reasonable amounts reflecting their contributions to the Company.  The awards are determined by the Compensation Committee.  A portion of each bonus is contributed on behalf of the employee to the Retirement Plan.  No annual cash bonuses were made under the Retirement Plan in 2007.  All of the named executive officers participate in the Retirement Plan except for the Chief Executive Officer.

Other perquisites are provided to certain named executive officers, primarily the payment of country club and other dues on behalf of the officers, use of Company automobiles or car allowance and cellular phones.  The Committee believes that the perquisites offered represent market practice and serve to minimize distractions and enable the named executive officers to efficiently and effectively conduct business.  The Committee also notes that these perquisites do not represent a significant portion of the named executive officers’ total compensation.

Share Incentive Plan
Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees may grant to key employees the following types of Share-based incentive compensation awards ("Awards"): (i) options to purchase a specified number of Common Shares ("Options"), (ii) Common Shares that vest upon the occurrence of certain vesting criteria ("Restricted Shares"), or (iii) Stock Appreciation Rights (“SARs”) that entitle the holder to receive upon exercise an amount payable in cash, Common Shares or other property (or any combination of the foregoing) equal to the difference between the market value of Common Shares and a base price fixed on the date of grant.  A total of 208,000 Common Shares have been reserved for issuance under the Share Incentive Plan.  However, the Share Incentive Plan will expire on July 7, 2008, at which point these shares will no longer be available for issuance.

No equity awards were issued in 2007 to the Named Executive Officers.  The following table summarizes the amount of unexercised SARs held by the Named Executive Officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year End
Name	Securities Underlying Unexercised SARs (#) Exercisable	Securities Underlying Unexercised SARs (#) Unexercisable	SARs Exercise Price ($)	SARs Expiration Date

J. Michael Wilson	--	--	--	--
Edwin L. Kelly	--	--	--	--
Carlos R. Rodriguez	10,000	--	40,000	4/30/2011

Potential Payments Upon Termination or Change-in-Control
Mr. Kelly’s executive retention agreement includes, among other provisions, a change-in-control provision.  No other Named Executive Officers have change of control agreements with the Company.  However, Mr. Rodriguez’s employment agreement includes certain other termination provisions.  Further details of these provisions are set forth below.

Edwin L. Kelly
Mr. Kelly’s executive retention agreement will terminate prior to the stated term upon Mr. Kelly’s death or disability.  In addition, the Company may terminate Mr. Kelly’s employment for “cause” or for any other reason.  Mr. Kelly may terminate his employment for “good reason” or for any other reason, as well as upon a change of control of the Company or the first anniversary thereafter.  If Mr. Kelly’s employment is terminated by the Company other than for “cause” or by him for “good reason,” Mr. Kelly will be entitled to receive the following amounts, subject to customary withholding and deductions, without regard to whether Mr. Kelly obtains a position with another employer:

•	Termination prior to the 1st anniversary of the Agreement: 48 months of his then-current base salary;
•	Termination prior to the 2nd anniversary of the Agreement: 36 months of his then-current base salary;
•	Termination prior to the 3rd anniversary of the Agreement: 30 months of his then-current base salary; or
•	Termination at any time thereafter: 24 months of his then-current base salary.

In addition, upon delivery by a party of a notice of non-renewal, Mr. Kelly shall be entitled to receive severance in the amount of 24 months of his then-current base salary.

If Mr. Kelly terminates his employment at any time effective upon the first anniversary of a change of control of the Company, Mr. Kelly will be entitled to receive severance in the amount of 48 months of his then-current base salary.  Under certain circumstances related to a change of control, Mr. Kelly will be entitled to receive a gross-up of such severance amount in an amount necessary to make him whole for any excise taxes payable by him in connection with such severance.  Should a change in control have occurred, the Company estimates approximately $2.0 million would be due to Mr. Kelly under the change in control provision as of December 31, 2007.

“Cause” is defined to mean (1) the executive’s conviction of, or plea of nolo contendere to, a felony involving dishonesty, disloyalty, fraud, or moral turpitude; (2) the executive’s material breach of any material obligation in the Kelly Agreement; or (3) the executive’s engaging in conduct constituting a material breach of any fiduciary duty to the Company.  In the event of termination for cause, all salary and benefit payments cease immediately.

“Good reason” is defined to mean (1) a material diminution in any of the executive’s base compensation, authority (which includes but is not limited to a change in the identity of the person to whom the executive reports), duties or responsibilities without his agreement; (2) the executive being required to relocate his office to executive offices outside of an area within a fifty (50) mile radius of the Company’s existing executive offices; (3) there being a material reduction in the overall value of the employee benefits being provided to the executive, unless the reduction is effective for all senior executive employees; or (4) a material breach by the Company of any of its obligations to the executive under the executive retention agreement, and in each case, so long as the executive gives such notice within sixty (60) days of the circumstances believed by the executive to constitute Good Reason and the Company fails to remedy those circumstances within thirty (30) days of its receipt of such notice.  Should Mr. Kelly have terminated his employment for good reason, the Company estimates approximately $2.0 million would be due to Mr. Kelly under this provision as of December 31, 2007.

All payments and benefits to which Mr. Kelly may become entitled under his executive retention agreement are subject to delay or modification if necessary to comply with Section 409A of the Internal Revenue Code.

If the Company terminates the employment agreement other than for cause, or if Mr. Kelly terminates the agreement upon any breach by the Company of its obligations thereunder, the Company would be required to pay the executive’s base salary and benefits for a period of 48 months following such termination, estimated to be approximately $2.0 million as of December 31, 2007.

Carlos R. Rodriguez
Upon expiration of the term of the agreement, as extended, Mr. Rodriguez has agreed to serve as a consultant, performing not more than 250 hours of services in any 12-month period, until June 30, 2011.  Following expiration of the term of his employment, Mr. Rodriguez will be paid an annual fee of $100,000 for the period he serves as a consultant.  Total consulting fees for the three-year period are estimated to be $300,000.

Mr. Rodriguez’s employment agreement may be terminated by either party upon 90 days prior written notice and terminates automatically upon the death or disability of Mr. Rodriguez.  If the agreement terminates due to death or disability, the Company will pay Mr. Rodriguez or his estate the base salary or consulting fees otherwise scheduled to be paid for the six months following such termination, estimated to be approximately $150,000 as of December 31, 2007.

In addition, the Company may terminate the employment agreement prior to its expiration on June 30, 2008 for “cause.”  As defined in the employment agreement, “cause” means the executive’s (i) willful, reckless or grossly negligent inattention to his duties or responsibilities to the Company and its subsidiaries, (ii) unethical conduct relating to the performance of his duties and responsibilities, (iii) repeated disregard for the written rules, policies and regulations of the Company, (iv) conviction of a felony or other criminal offense relating to fraud or theft, (v) repeated failure or refusal to perform employment obligations under the agreement or (vi) breach of his obligations, including without limitation the non-compete provision described below, under the employment agreement.  In the event of termination for cause, all salary and benefit payments cease immediately.

If the Company terminates the employment agreement prior to its expiration on June 30, 2008 other than for cause, or if Mr. Rodriguez terminates the agreement upon any breach by the Company of its obligations thereunder, the Company will pay the executive’s base salary for the remainder of the year of termination plus one additional year; provided that if Mr. Rodriguez terminates the agreement during the consultancy period, the Company will pay all consultant fees for the remainder of the consultancy period.  Depending on which provision of the agreement applies, we estimate that the range of potential payment would be between $300,000 and $600,000 as of December 31, 2007.

COMPENSATION OF TRUSTEES

The Company pays its Trustees who are not employees of the Company or any of its affiliates fees for services as trustees. Trustees receive fees of $6,500 per quarter plus $1,400 per Board meeting and an additional $500 fee for each telephonic meeting.  The Chairman of the Audit Committee receives an additional $1,400 per meeting.  The Trustees are also reimbursed for all reasonable expenses incurred by them in attending Board and committee meetings.

The following table summarizes Trustee compensation:
Name	Fees Earned or Paid in Cash ($)(A)	Stock Awards ($)(B)	All Other Compensation ($)(C)	Total ($)
Thomas J. Shafer	58,400	32,160	61,440	152,000
T. Michael Scott	57,000	13,920	1,440	72,360
Antonio Ginorio	63,000	9,360	1,440	73,800
Thomas S. Condit	57,000	32,160	1,440	90,600

(A)
During  2007, the Board of Trustees established a Special Committee made up of each of the outside trustees.  These Special Committee members were eligible to receive a fee of $70,000 each for their participation on the Special Committee, payable in installments, based on certain conditions.  Each member received $20,000 for service on the Special Committee during 2007, which payments are included in the amounts above.   An additional $50,000 was paid to each member during the first quarter of 2008, and accordingly, is not included in the amounts above.

(B)
Included for each trustee listed above is $32,160 related to the FAS 123(R) expense recorded for the restricted shares issued in August 2006 (see discussion below).  The SFAS 123(R) expense recognized for financial reporting purposes for the year ended December 31, 2007 represents the amortization of the grant date fair value.  In addition, Mssrs. Scott and Ginorio had 8,000 and 10,000, respectively, vested SARs outstanding, which were re-measured for financial reporting purposes and the amount included above reflects the change in fair value recorded during the year ended December 31, 2007 required by SFAS 123(R).  To estimate fair value, the Company used the Black-Scholes model to assuming a volatility of 45.34% and a risk free interest rate equally to the US Treasury Daily Yield Curve Rates as of December 31, 2007.

(C)
Each of the four trustees received $1,440 related to dividends paid on restricted shares granted as described in note (B) above.  In addition, Mr. Shafer received $60,000 related to a consulting agreement with the Company which is discussed further below under the heading “Certain Relationships and Related Transactions.”

Trustee Share Incentive Plan.  The Trustee Share Incentive Plan authorizes the Board of Trustees, in its discretion, to grant to eligible trustees, awards of the same type and terms as the awards available under the Employee Share Incentive Plan discussed in this Proxy Statement under "Executive Compensation".  Only trustees who are not employees of ACPT or any affiliated company are eligible to receive awards under the Trustee Share Incentive Plan.  An aggregate of 52,000 Common Shares was reserved for issuance under the Trustee Share Incentive Plan.  Under this plan, the Company awarded 8,000 shares to each of the four non-employee Trustees on August 28, 2006.  These shares vest annually at a rate of 1,600 per year, per trustee, with the initial tranche of shares vesting immediately at the grant date.  In addition, 1,600 unregistered shares were awarded to each non-employee Trustee in June 2005.  Finally, during 2001, Thomas J. Shafer, T. Michael Scott and Antonio Ginorio were each awarded 10,000 SARs that entitle the holder to receive upon exercise an amount payable in cash, common shares or other property equal to the difference between the market value of common shares and a $4.00 base price which was fixed on the date of grant.  As of December 31, 2007, Mssrs. Scott and Ginorio had 8,000 and 10,000, respectively, vested SARs outstanding.   The Trustee Share Incentive Plan will expire on July 7, 2008.

Equity Compensation Plan Information
As described previously, certain shares are available for issuance under the Share Incentive Plan and the Trustee Share Incentive Plan.  As of December 31, 2007, there were 208,000 shares available for issuance under the Share Incentive Plan, of which 7,275 share equivalents would be necessary to satisfy outstanding SARS at December 31, 2007 should the SARS be settled for stock as opposed to cash.  For the Trustee Share Incentive Plan, 13,600 shares were available for issuance, of which 12,591 share equivalents would be necessary to satisfy outstanding SARS at December 31, 2007.  However, both of these plans will expire on July 7, 2008, at which point these shares will no longer be available for issuance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Shares by each of the Company's trustees, the Named Executive Officers, all trustees and current executive officers as a group and each person who is known by the Company to beneficially own more than five percent of any class of the Company's voting securities as of April 4, 2008.  The Company has relied upon information supplied by its officers, trustees and certain shareholders and upon information contained in filings with the SEC.  Except as otherwise noted below, the address of each person listed in the following table is: c/o American Community Properties Trust, 222 Smallwood Village Center, St. Charles, MD 20602.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of All Shares of Common Stock

J. Michael Wilson, (1)(2)(4)	107,747	2.06
Edwin L. Kelly	54,607	1.04
Carlos R. Rodriguez	--	--
Thomas J. Shafer	14,600	*
T. Michael Scott	11,600	*
Antonio Ginorio	10,600	*
Thomas S. Condit	9,600	*
All trustees and executive officers of ACPT as a group (15 persons)(2)	214,854	4.11
The Wilson Group (1) 222 Smallwood Village Center St. Charles, MD 20602	2,650,720	50.68
Interstate Business Corporation (1)(3)(4) 222 Smallwood Village Center St. Charles, MD 20602	1,549,976	29.64
Wilson Securities Corporation (1)(3)(4) 222 Smallwood Village Center St. Charles, MD 20602	545,673	10.43
Paul J. Isaac (5) 75 Prospect Avenue Larchmont, New York 10538	572,383	10.94
Robert L. Chapman, Jr. (6) Pacific Corporate Towers, 13th Floor 222 N. Sepulveda Blvd. El Segundo, CA 90245	389,271	7.44
Eric P. Von der Porten (7) 1395 San Carlos Avenue, Suite B San Carlos, CA 94070	283,100	5.41

*  Less than 1%.

(1)
As reported in a Schedule 13D/A filed April 15, 2008, the Wilson Group is comprised of James J. Wilson and his wife, Barbara A. Wilson; their six children, J. Michael Wilson (CEO and Chairman of ACPT), Thomas B. Wilson, Kevin J. Wilson, Elizabeth W. Weber, Mary P. Wilson and Brian J. Wilson; Interstate Business Corporation; Wilson Securities Corporation; and Wilson Family Limited Partnership.  The Wilson Group, collectively, has voting and dispositive control through direct and indirect ownership of 51% of ACPT's outstanding shares as reflected in the Wilson Group's Schedule 13D.  The members of the group periodically meet to discuss matters relating to their ownership of ACPT and may from time to time act together with respect to the voting or disposition of common shares.  However, there is no formal arrangement among the members of the group in regard to their voting and dispositive voting rights and, accordingly, the group members may not always act together with respect to the common shares.

(2)
Includes 21,350 shares attributable to ACPT shares held by the Wilson Family Limited Partnership.  J. Michael Wilson is a General Partner of the Wilson Family Limited Partnership.  The management and control of the business and affairs of the partnership are vested jointly in the General Partners, thus J. Michael Wilson shares voting and dispositive power over Common Shares owned by the Wilson Family Limited Partnership.

(3)	Interstate Business Corporation and Wilson Securities Corporation are owned by certain members of the Wilson Family, including J. Michael Wilson.
(4)	These persons are members of the Wilson Group and their shares are also included with the Wilson Group.
(5)
Based on a Schedule 13D/A filed April 21, 2008, Paul J. Isaac directly owns 73,450 shares and has beneficial ownership of 446,048 shares that are directly owned by: (i) Isaac Brothers L.L.C. (220,200 shares); (ii) Arbiter Partners L.P. (177,083 shares); (iii) Karen Isaac (wife) and 4 grandchildren (84,400); (iv) Isaac Grandchildren’s Trust (12,250 shares); (v) Marjorie S. Isaac u/w/o Irving H. Isaac Marital Trust (5,000 shares).

(6)
Based on a  Schedule K-1 information as of December 31, 2007, Robert L. Chapman, Jr., through Chapman Capital L.L.C., has beneficial ownership of 389,271 shares that are directly owned by: (i) Westlake Real Estate L.L.C. (71,585 shares), (ii) Smallwood Real Estate L.L.C. (85,144 shares), (iii) Fairway Real Estate L.L.C. (56,814 shares), (iv) Piney Reach Real Estate L.L.C. (79,757 shares) and (v) Wooded Glen Real Estate L.L.C. (96,002 shares).

(7)	Based on a Schedule 13D filed December 14, 2007, Eric P. Von der Porten, through Leeward Capital, L.P. and Leeward Investments, LLC, has beneficial ownership of 283,100 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

Trustee Independence
           The Company has established independence standards to assist the Board in determining Trustee independence in accordance with the requirements of the American Stock Exchange’s (“AMEX”) corporate governance listing standards.  The Company considers all relevant facts and circumstances in making an independence determination. To be considered “independent” under our independence standards, our Board of Trustees must determine that the trustee has no material relationship with us (other than as a trustee) directly or indirectly, that would interfere with the exercise of independent judgment.
Our Board has affirmatively determined that all four non-employee trustees meet our independence standards, as none of such trustees has a material relationship with us, directly or indirectly, that would interfere with the exercise of independent judgment.  Mr. Shafer has a consulting agreement with the Company, described below under the heading “Consulting and Engineering Services” which does not interfere with his independence as a Trustee, but does preclude him from being able to serve as a member of the Audit Committee.

Payments to IBC for Services Provided by J. Michael Wilson
J. Michael Wilson, the Chief Executive Officer of ACPT and President of IBC, is on the payroll of IBC.  During 2007, ACPT reimbursed IBC $390,000 for his services provided to ACPT. IBC is owned by the Wilson Group, beneficial owners of 51% of ACPT’s outstanding shares.

Property Management Services
During 2007, ACPT provided management services to one multifamily apartment project in which ACPT is not the general partner and IBC or an IBC related entity holds an ownership interest. The management contract provided for fees of 4.5% of collected rents. Total fees earned from this property in 2007 were $41,815.  Effective February 28, 2007, the Company’s management agreement with this project was terminated upon the sale of the project to a third party.

Consulting Agreement
American Rental Management Company ("American Management"), a wholly owned subsidiary of ACPT, entered into a consulting and retirement compensation agreement with IGC's founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the “Consulting Agreement).  The Consulting Agreement provides for annual cash payments during the first two years of $500,000 and annual cash payments for eight years thereafter of $200,000. However, if Mr. Wilson dies or ACPT is sold during the term of the Consulting Agreement, the agreement provides for a lump sum payment equal to the lesser of $400,000 or the aggregate of annual payments then payable under the agreement. During the Consulting Agreement term, Mr. Wilson will remain available to provide consulting services requested from time to time by the Board of Trustees, including strategic planning and transaction advisory services. Pursuant to the Consulting Agreement, American Rental Management Company will reimburse the reasonable costs and expenses incurred by Mr. Wilson in providing requested consulting services. At the request of Mr. Wilson, ACPT has been making monthly payments under this Consulting Agreement to Interstate Waste Technologies, Inc.(“IWT”). Mr. Wilson is the father of J. Michael Wilson, Chairman and Chief Executive Officer of the Company.  The final monthly payment under this agreement will be made in September 2008.

Payment of Legal Fees
During 2007, the Company’s non-employee trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson in connection with the preliminary work done related to recapitalizing the Company were in the best interest of the Company and the minority shareholders.  Accordingly, these trustees authorized the Company to fund up to $225,000 of such costs, all of which were incurred as of December 31, 2007.

Consulting and Engineering Services
Thomas J. Shafer, Trustee, provides engineering and consulting services to the Company pursuant to a consulting agreement between the Company and Mr. Shafer. During 2007, Mr. Shafer was paid $5,000 per month for these services.  The agreement may be terminated by either party upon thirty days' notice.  The Board has determined that Mr. Shafer's provision of services pursuant to his consulting agreement is not a "material" relationship within the meaning of the AMEX corporate governance listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered by Ernst & Young LLP, the Company's independent registered public accounting firm, for the audit of the Company's annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2007	2006

Audit Fees	$790,700	$802,400
Audit-Related Fees	36,500	28,200
Tax Fees	177,110	186,326
All Other Fees	-	-

Audit Fees
Audit fees in 2007 and 2006 represented fees for professional services provided in connection with the annual audit of our financial statements reported on Form 10-K and review of our quarterly financial statements reported on Form 10-Q.

Audit fees in 2007 also included fees for professional services rendered in connection with the audit of the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  Audit fees in 2006 also included fees for professional services rendered in connection with the audit of the Company’s adoption of Emerging Issues Task Force (EITF) 04-05 “Determining Whether a General Partner as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” on January 1, 2006.

Audit-Related Fees
Audit-related services in 2007 and 2006 included the audit of the Retirement Benefit Plan, the Company’s subscription to Ernst & Young's on-line accounting and auditing research tool and technical accounting assistance.

Tax Fees
We use Ernst & Young for tax services, including tax compliance, tax advice and tax planning.   Included in the tax fees for 2007 are tax consulting fees related to certain strategic planning activities undertaken during 2007.  Included in the tax fees for 2006 are amounts related to assisting the Company in reaching a Closing Agreement with the IRS.

Other Fees
We did not engage the independent auditor to provide services other than those identified in the above categories for us in 2007 or 2006.

Pre-Approval Policies and Procedures
The Audit Committee adopted a policy that requires approval in advance of all audit, audit-related, tax services, and other services performed by the independent auditor outside of the audit engagement letter. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The policy states that the Audit Committee must pre-approve the permitted service before the independent auditor is engaged to perform it.  The Audit Committee reports that all services rendered in fiscal year 2007 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                          3.           Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.  Except for the new Exhibits 31 filed with this Form 10-K/A, there are no changes to the Exhibits listed in the 2007 Form 10-K as originally filed in March 2008.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: April 29, 2008	By: /s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2008	By: /s/ Cynthia L. Hedrick
Cynthia L. Hedrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 29, 2008	By: /s/ Matthew M. Martin
Martin M. Martin Vice President and Chief Accounting Officer (Principal Accounting Officer)