Form 10-Q
period 2008-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-05-15
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 7, 2008, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
MARCH 31, 2008

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues
Rental property revenues	$15,399	$14,410
Community development-land sales	1,046	3,755
Homebuilding-home sales	2,244	3,088
Management and other fees, substantially all from related entities	188	263
Reimbursement of expenses related to managed entities	381	471
Total revenues	19,258	21,987

Expenses
Rental property operating expenses	7,338	7,356
Cost of land sales	903	2,916
Cost of home sales	1,717	2,286
General, administrative, selling and marketing	2,870	2,463
Depreciation and amortization	2,597	2,184
Expenses reimbursed from managed entities	381	471
Total expenses	15,806	17,676

Operating income	3,452	4,311

Other income (expense)
Interest and other income	174	552
Equity in earnings from unconsolidated entities	168	1,673
Interest expense	(4,232)	(4,617)
Minority interest in consolidated entities	(1,159)	(1,372)

(Loss) income before provision for income taxes	(1,597)	547
(Benefit) provision for income taxes	(404)	523

Net (loss) income	$(1,193)	$24

(Loss) earnings per share
Basic and Diluted	$(0.23)	$0.00
Weighted average shares outstanding
Basic and Diluted	5,211	5,208
Cash dividends per share	$-	$0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of March 31, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$162,591	$164,352
of $152,785 and $150,292, respectively
Land and development costs	90,499	84,911
Condominiums under construction	2,808	4,460
Rental projects under construction or development	1,194	853
Investments in real estate, net	257,092	254,576

Cash and cash equivalents	22,209	24,912
Restricted cash and escrow deposits	20,198	20,223
Investments in unconsolidated real estate entities	6,521	6,528
Receivable from bond proceeds	4,762	5,404
Net accounts receivable	1,886	2,676
Deferred tax assets	34,583	34,075
Property and equipment, net of accumulated depreciation	1,089	1,045
Deferred charges and other assets, net of amortization of
$2,937 and $2,764 respectively	10,098	11,285
Total Assets	$358,438	$360,724

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$279,031	$279,981
Recourse debt	28,356	25,589
Accounts payable and accrued liabilities	21,894	24,874
Deferred income	3,154	3,214
Accrued current income tax liability	14,718	14,620
Total Liabilities	347,153	348,278

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value, 10,000,000 shares authorized, 5,229,954 shares issued and outstanding as of March 31, 2008 and December 31, 2007	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,409	17,377
Retained deficit	(5,800)	(4,607)
Total Shareholders' Equity	11,285	12,446

Total Liabilities and Shareholders' Equity	$358,438	$360,724

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Deficit	Total
Balance December 31, 2007 (Audited)	5,229,954	$52	$(376)	$17,377	$(4,607)	$12,446
Net loss	-	-	-	-	(1,193)	(1,193)
Amortization of Trustee Restricted Shares	-	-	-	32	-	32
Balance March 31, 2008 (Unaudited)	5,229,954	$52	$(376)	$17,409	$(5,800)	$11,285

The accompanying notes are an integral part of this consolidated statement.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands)
(Unaudited)

	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(1,193)	$24
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	2,597	2,184
Distribution to minority interests in excess of basis	1,121	1,648
Benefit for deferred income taxes	(508)	(293)
Equity in earnings-unconsolidated entities	(168)	(1,673)
Distribution of earnings from unconsolidated entities	168	173
Cost of land sales	903	2,916
Cost of home sales	1,717	2,286
Stock based compensation expense	36	(1)
Amortization of deferred loan costs	219	292
Changes in notes and accounts receivable	790	2,010
Additions to community development assets	(6,491)	(5,661)
Homebuilding-construction expenditures	(65)	(726)
Deferred income-joint venture	(60)	15
Changes in accounts payable, accrued liabilities	(2,886)	(2,280)
Net cash (used in) provided by operating activities	(3,820)	914

Cash Flows from Investing Activities
Investment in office building and apartment construction	(341)	(56)
Change in investments - unconsolidated entities	7	1,513
Change in restricted cash	25	(1,390)
Additions to rental operating properties, net	(759)	(2,997)
Other assets	847	1,042
Net cash used in investing activities	(221)	(1,888)

Cash Flows from Financing Activities
Cash proceeds from debt financing	118	23,116
Payment of debt	(956)	(17,032)
County Bonds proceeds, net of undisbursed funds	3,297	2,676
Payments of distributions to minority interests	(1,121)	(1,648)
Dividends paid to shareholders	-	(516)
Net cash provided by financing activities	1,338	6,596

Net (Decrease) Increase in Cash and Cash Equivalents	(2,703)	5,622
Cash and Cash Equivalents, Beginning of Period	24,912	27,459
Cash and Cash Equivalents, End of Period	$22,209	$33,081

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(1)	ORGANIZATION

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

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007.  The operating results for the three months ended March 31, 2008, and 2007, are not necessarily indicative of the results that may be expected for the full year. Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Sales, Profit Recognition and Cost Capitalization
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” community development land sales are recognized at closing only when sufficient down payments have been obtained and initial and continuing investment criteria have been met, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.  Under the provisions of SFAS 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Accordingly we recognize revenues and costs upon settlement with the homebuyer which doesn’t occur until after we receive use and occupancy permits for the building.
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

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the three months ended March 31, 2008 and 2007.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the three months ended March 31, 2008 and 2007.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of March 31, 2008 and December 31, 2007 (in thousands):
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Building	$265,368	$265,115
Building improvements	10,435	10,414
Equipment	14,061	13,603
	289,864	289,132
Less: Accumulated depreciation	152,785	150,292
	137,079	138,840
Land	25,512	25,512
Operating properties, net	$162,591	$164,352

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,089,000 and $1,045,000, net of accumulated depreciation of $2,371,000 and $2,294,000 respectively, as of March 31, 2008 and December 31, 2007 respectively.

Depreciation
Total depreciation expense was $2,597,000 and $2,184,000 for the three months ended March 31, 2008 and 2007, respectively.

Impact of Recently Issued Accounting Standards

SFAS 157 and 159
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” and in February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements.
SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective for the Company beginning January 1, 2008.  The implementation of SFAS 157 and 159 did not have a material impact on our financial statements.

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

EITF Issue No. 06-08
In November 2006, the Emerging Issues Task force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-08, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”).  EITF 06-08 requires condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method.  EITF 06-08 was effective for the Company beginning January 1, 2008.  The implementation of EITF 06-08 did not have a material impact on our financial statements.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of March 31, 2008 and 2007 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) which collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds a nominal (1% or less) economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $226,000 and $231,000 and for Lakeside of $164,000 and $172,000 as of March 31, 2008 and December 31, 2007, respectively.  All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500. Insular is owned by the J. Michael Wilson Family, a related party. In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes. The net cash proceeds from the sale of the real estate were distributed to the partners. As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004. The gain on sale was reduced by the amount of the seller's note which is subject to future subordination. In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note.  The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received.  In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income.  The Company has no required funding obligations and management expects to wind up El Monte’s affairs during 2008.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan, which was amended in June 2006, December 2006 and again in October 2007.  Included within these amendments, the maximum borrowings outstanding on the facility were reduced to $5.0 million.  For the October 2007 amendment, the development loan was modified to provide a one-year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  In the first quarter of 2008, the joint venture did not sell any lots.  In the first quarter of 2007, the joint venture sold 14 lots to Lennar and recognized $292,000 in deferred revenue, off-site fees and management fees and $93,000 of deferred costs.
The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method.  The information is presented to segregate the apartment partnerships from the commercial partnerships as well as our 50% ownership interest in the land development joint venture, which are all accounted for as “investments in unconsolidated real estate entities” on the balance sheets.

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
March 31, 2008	$4,912	$27,789	$12,479	$45,180
December 31, 2007	4,980	27,379	12,397	44,756
Total Non-Recourse Debt
March 31, 2008	3,163	22,960	4,811	30,934
December 31, 2007	3,189	22,960	4,722	30,871
Total Other Liabilities
March 31, 2008	966	488	735	2,189
December 31, 2007	976	147	741	1,864
Total Equity
March 31, 2008	783	4,341	6,933	12,057
December 31, 2007	815	4,272	6,934	12,021
Company's Investment, net (1)
March 31, 2008	-	4,693	1,828	6,521
December 31, 2007	(1)	4,701	1,828	6,528

Summary of Operations:
Total Revenue
Three Months Ended March 31, 2008	$208	$896	$-	$1,104
Three Months Ended March 31, 2007	170	909	1,874	2,953
Net Income
Three Months Ended March 31, 2008	(35)	456	-	421
Three Months Ended March 31, 2007	(39)	468	-	429
Company's recognition of equity in earnings
Three Months Ended March 31, 2008	-	168	-	168
Three Months Ended March 31, 2007 (2)	-	173	-	173

Summary of Cash Flows:
Cash flows from operating activities
Three Months Ended March 31, 2008	$5	$919	$(6)	$918
Three Months Ended March 31, 2007	34	862	1,358	2,254
Company's share of cash flows from operating activities
Three Months Ended March 31, 2008	-	416	(3)	413
Three Months Ended March 31, 2007	-	390	679	1,069
Operating cash distributions
Three Months Ended March 31, 2008	-	387	-	387
Three Months Ended March 31, 2007	-	411	-	411
Company's share of operating cash distributions
Three Months Ended March 31, 2008	-	176	-	176
Three Months Ended March 31, 2007	-	186	-	186

Notes:
(1)  Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)  Excludes collection of the El Monte note receivable, resulting in recognition of $1.5 million as Equity in Earnings, see Note 6.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at March 31, 2008 and December 31, 2007 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	March 31,	December 31,
	From/To	From/To	2008	2007
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), ( b), (c)	08-31-08/03-01-23	4%/8%	$28,145	$25,490
General obligations (d)	06-01-09/01-01-12	Non-interest
		bearing/8.10%	211	99
Total Recourse Debt			28,356	25,589

Non-Recourse Debt
Investment Properties (e)	04-30-09/08-01-47	4.95%/10%	279,031	279,981
Total debt			$307,387	$305,570

a)
As of March 31, 2008, $26,420,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed  of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of March 31, 2008 no amounts were outstanding on the Revolver.

c)
On September 1, 2006, LDA secured a revolving line of credit facility of $15,000,000 to be utilized as follows: (i) to repay its outstanding loan of $800,000; and (ii) to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund the working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (6.70% at March 31, 2008) and matures on August 31, 2008.  The outstanding balance of this facility on March 31, 2008, was $1,725,000.

d)
The general recourse debt outstanding as of March 31, 2008, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

e)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of March 31, 2008, approximately $74,441,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of March 31, 2008, the Company was in technical default of the minimum debt service coverage ratios and minimum fixed charge coverage for the Escorial Office Building I, Inc. (“EOB”) non-recourse mortgage of $8,469,000.  The Company received a default waiver from the lender related to the first quarter 2008.  To prevent any further default, IGP provided a fixed charge and debt service guaranty, whereby IGP will contribute capital in cash in such amounts required to cause EOB to comply with the financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.  The Company was in compliance with all other financial covenants and the other provisions of its loan agreements.

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
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex which opened in May of 2008.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  The funds provided by the County for this project will be repaid by ACPT over a 15-year period.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.
 As of March 31, 2008, ACPT is guarantor of $24,352,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of March 31, 2008, ACPT has guaranteed $26,420,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $1,725,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters
There have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Three Months Ended
		March 31,
		2008	2007
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$10	$10
Affiliates of J. Michael Wilson, CEO and Chairman		-	43
		$10	$53

Rental Property Revenues	(B)	$15	$14

Interest and Other Income
Unconsolidated real estate entities with third party partners		$2	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$(22)	$2
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		104	98
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(5)	(6)
Consulting Fees
James J. Wilson, IGC Chairman and Director	(C1)	50	50
Thomas J. Shafer, Trustee	(C2)	15	15
		$142	$159

BALANCE SHEET:		Balance	Balance
		March 31,	December 31,
		2008	2007
Other Assets
Receivables - All unsecured and due on demand
Unconsolidated Subsidiaries		$9	$-
Affiliate of J. Michael Wilson, CEO and Chairman		9	5
Total		$18	$5

Other Liabilities
Payable due to Affiliate of J. Michael Wilson, CEO and Chairman		$74	$-

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

(B)                      Rental Property Revenue
On September 1, 2006, the Company, through one of its Puerto Rican subsidiaries, Escorial Office Building I, Inc. (“Landlord”), executed a lease with Caribe Waste Technologies, Inc. (“CWT”), a company owned by the J. Michael Wilson Family.  The lease provides for 1,842 square feet of office space to be leased by CWT for five years at $19.00 per rentable square foot.  The company provided CWT with an allowance of $9,000 in tenant improvements which are being amortized over the life of the lease.  In addition, CWT shall have the right to terminate this lease at any time after one year, provided it gives Landlord written notice six (6) months prior to termination.  On February 25, 2008, CWT provided six months written notice of lease termination, effective August 24, 2008.   The lease agreement is unconditionally guaranteed by Interstate Business Corporation (“IBC”), a company owned by the J. Michael Wilson Family.

(C)           Other
Other transactions with related parties are as follows:

1)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to IGC.
2)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.

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

(7)	INCOME TAXES

The total amount of unrecognized tax benefits as of March 31, 2008, was $14,718,000.  Included in the balance at March 31, 2008, were $36,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at beginning of period (December 31, 2007)	$14,869
Change attributable to tax positions taken during a prior period	(151)
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	-
Unrecognized tax benefit at end of period (March 31, 2008)	$14,718

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  Our Consolidated Statements of Income for the quarters ended March 31, 2008 and 2007, included interest expense of $335,000 and $296,000, respectively and penalties of $24,000 and $58,000, respectively.  Our Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, included accrued interest of $3,149,000 and $2,814,000, respectively and accrued penalties of $1,109,000 and $1,085,000, respectively.
The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2004 through 2007 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2003 through 2007 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $564,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $807,000 for the three months ended March 31, 2008, which represents 7% of the U.S. segment's revenue and 4% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2008.
Residential land sales to Lennar within our U.S. segment were $1,219,000 for the three months ended March 31, 2007 which represents 10% of the U.S. segment's revenue and 6% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2007.

    The following presents the segment information for the three months ended March 31, 2008 and 2007 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended March 31, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,799	5,600	-	15,399
Rental property operating expenses	4,574	2,770	(6)	7,338
Land sales revenue	1,046	-	-	1,046
Cost of land sales	903	-	-	903
Home sales revenue	-	2,244	-	2,244
Cost of home sales	-	1,717	-	1,717
Management and other fees	38	157	(7)	188
General, administrative, selling and marketing expense	2,203	668	(1)	2,870
Depreciation and amortization	1,662	935	-	2,597
Operating income	1,541	1,911	-	3,452
Interest income	123	64	(14)	173
Equity in earnings from unconsolidated entities	-	168	-	168
Interest expense	2,763	1,483	(14)	4,232
Minority interest in consolidated entities	4	1,155	-	1,159
Loss before benefit for income taxes	(1,103)	(494)	-	(1,597)
Income tax benefit	(239)	(165)	-	(404)
Net loss	(864)	(329)	-	(1,193)
Gross profit on land sale	143	-	-	143
Gross profit on home sales	-	527	-	527
Total assets	260,086	98,734	(382)	358,438
Additions to long lived assets	848	252	-	1,100

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended March 31, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	8,905	5,505	-	14,410
Rental property operating expenses	4,625	2,731	-	7,356
Land sales revenue	3,755	-	-	3,755
Cost of land sales	2,916	-	-	2,916
Home sales revenue	-	3,088	-	3,088
Cost of home sales	-	2,286	-	2,286
Management and other fees	110	153	-	263
General, administrative, selling and marketing expense	1,747	716	-	2,463
Depreciation and amortization	1,271	913	-	2,184
Operating income	2,211	2,100	-	4,311
Interest income	297	215	(30)	482
Equity in earnings from unconsolidated entities	-	1,673	-	1,673
Interest expense	3,066	1,581	(30)	4,617
Minority interest in consolidated entities	-	1,372	-	1,372
(Loss) income before provision for income taxes	(557)	1,104	-	547
Income tax provision	(75)	598	-	523
Net (loss) income	(482)	506	-	24
Gross profit on land sale	839	-	-	839
Gross profit on home sales	-	802	-	802
Total assets	257,772	106,424	(1,595)	362,601
Additions to long lived assets	2,826	227	-	3,053

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in this report. Historical results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and the Financial Statements should not be taken as indicative of our future operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and other factors that may cause our actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.   Those items are discussed under "Risk Factors" in Part I, Item 1A to the Form 10-K for the year ended December 31, 2007.

EXECUTIVE SUMMARY OF RESULTS
Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.  For the three months ended March 31, 2008, our consolidated rental revenues increased $989,000 or 7% as compared to the same period of 2007.  The increase was primarily attributable to construction of new units in our United States segment as well as overall rent increases at comparable properties in both the United States and Puerto Rico segments.
Community development land sales for the three months ended March 31, 2008 decreased $2,709,000 or 72% as compared to the same period of 2007.  Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  The overall decrease was primarily the result of a decrease in commercial settlements for the first quarter 2008 as compared to the first quarter of 2007.  For the three months ended March 31, 2008, we sold 0.99 commercial acres in St. Charles for $184,000 compared to 5.78 commercial acres for $2,536,000 for the three months ended March 31, 2007.
Home sales for the three months ended March 31, 2008 decreased $844,000 or 27% as compared to the same period of 2007.  Home sales, currently sourced from the Puerto Rico segment, are impacted by the local real estate market.  The Company settled nine units during the first quarter of 2008 as compared to 12 units closed during the same period of 2007.  As of March 31, 2008, 12 completed units remain within inventory, of which we currently have two units under contract.  At the current sales pace, the Company anticipates that the remaining units will sell out during 2008.  We believe that our current pricing remains competitive.
On a consolidated basis, the Company reported a net loss of $1,193,000 for the three months ended March 31, 2008.  The net loss includes a $404,000 benefit for income taxes, resulting in a consolidated effective tax rate of approximately 25%.  The consolidated effective rate was impacted by accrued penalties on uncertain tax positions and certain nondeductible permanent items.  For further discussion of these items, see the provision for income taxes discussion within the United States and Puerto Rico segment discussion.
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
Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the three months ended March 31, 2008, there were no material changes to our policies.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2008 (unaudited), with the results of operations of the Company for the three months ended March 31, 2007 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations - U.S. Operations:
For the three months ended March 31, 2008, our U.S. segment generated $1,541,000 of operating income compared to $2,211,000 of operating income generated by the segment for the same period in 2007. Additional information and analysis of the U.S. operations can be found below.

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of March 31, 2008, nineteen U.S. based apartment properties, representing 3,256 units, in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses.
As of March 31, 2008, thirteen of the consolidated properties were market rent properties, representing 1,856 units, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, 54 of our units at one of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes three of the properties representing 836 units and the three remaining properties are a mix of 137 subsidized units and 427 market rent units. HUD dictates the rents of the subsidized units.

Apartment Construction and Acquisitions
On January 31, 2007, we completed our newest addition to our rental apartment properties in St. Charles' Fairway Village, the Sheffield Greens Apartments (“Sheffield Greens”).  The 252-unit apartment project consists of nine, 3-story buildings and offers 1 and 2 bedroom units ranging in size from 800 to 1,400 square feet.  Construction activities were started in the fourth quarter of 2005 and leasing efforts began in the first quarter of 2006. The first five buildings became available for occupancy during the fourth quarter of 2006 and the final four buildings were ready for occupancy in January 2007.  Leasing efforts have been successful and the property was approximately 92% occupied as of March 31, 2008.

Three months ended
For the three months ended March 31, 2008, rental property revenues increased $894,000 or 10% to $9,799,000 compared to $8,905,000 for the three months ended March 31, 2007.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments which accounted for approximately $596,000 of the difference.  The increase was also attributable to an overall 4% increase in rents between periods.  These rental revenue increases were offset in part by an increase in the vacancy rate at certain multifamily apartment properties in St. Charles and Baltimore.  Management has implemented incentives to address the vacancy issues at these properties.
 Rental property operating expenses decreased $51,000 or 1% for the first quarter of 2008 to $4,574,000 compared to $4,625,000 for the first quarter of 2007.  The overall decrease in rental property operating expenses was the result of cost cutting measures implemented at the end of 2007 and into 2008.  The cost cutting measures resulted in decreased operating expenses for comparable properties of $197,000 or 5%.  The decreases were experienced primarily within security, snow removal, rehabilitation expenses and management salaries.  Offsetting the noted decreases were increased operating expenses for Sheffield Greens Apartments of $152,000 as the complex was not yet completed during the first quarter of 2007 and only partially occupied and increases in property taxes of $71,000 for comparable properties.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed Development and Purchase Agreements with Lennar Corporation (the “Lennar Agreements”) to develop and sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland.  The Lennar Agreements requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. As security for the Company’s obligation to develop the lots, a junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the Development Agreement.  For each lot sold in Fairway Village, the Company must deposit $10,300 in an escrow account to fund the principal payments due to Charles County, at which time the lots are released from the junior lien.  As of March 31, 2008, 1,499 lots remained under the provisions of the Lennar Agreements.  In December 2007, the Company agreed to an amendment to the Lennar Agreements which temporarily reduce the final lot price for 100 lots (51 lots purchased by Lennar in December 2007 and 49 to be purchased by June 1, 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per townhome lot.
Sales are closed on a lot by lot basis at the time when the builder purchases the lot.  The final selling price per lot sold to Lennar may exceed the guaranteed minimum price recognized at closing since the final lot price is based on a percentage of the base price of the home sold on the lot, but not less than the guaranteed minimum price.  Additional revenue exceeding the guaranteed minimum take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers.
Residential lots vary in size and location resulting in pricing differences. Gross margins are calculated based on the total estimated sales values based on current sales prices for all remaining lots within a neighborhood as compared to the total estimated costs.
Commercial land is typically sold by contract that allows for a study period and delayed settlement until the purchaser obtains the necessary permits for development. The sales prices and gross margins for commercial parcels vary significantly depending on the location, size, extent of development and ultimate use. Commercial land sales are generally cyclical.
Community development land sales revenue decreased $2,709,000 or 72% for the three months ended March 31, 2008 to $1,046,000 as compared to $3,755,000 for the three months ended March 31, 2007.  The overall decrease was primarily the result of a decrease in commercial settlements for the first quarter 2008 as compared to the first quarter of 2007.  Further discussion of the components of this variance is as follows:

Residential Land Sales
For the three months ended March 31, 2008, we recognized $807,000 related to the delivery of eight townhome lots and three single family lots to Lennar as compared to $613,000 related to 7 townhome lots delivered in the first quarter of 2007.  For the lots delivered in 2008, we recognized as revenue the minimum guaranteed price of $68,000 per townhome lot and $78,000 per single family lot, plus water and sewer fees, road fees and other off-site fees.  For the three months ended March 31, 2007, we delivered 7 townhome lots to Lennar at an initial selling price of $85,000 per lot plus water and sewer fees, road fees and other off-site fees.  As of March 31, 2008, 1,499 lots remained under contract to Lennar, of which 118 single family lots were developed and ready for delivery.
The Company recognizes additional revenue based on a percentage of the final settlement price of the home sold by Lennar to the homebuyer, to the extent greater than the guaranteed minimum price, as provided by our agreement with Lennar.  During the first quarter of 2008 we did not recognize any additional revenue for lots that were previously sold to Lennar. For the first quarter of 2007, the Company recognized $314,000 of additional revenue for lots that were previously sold to Lennar.

Commercial Land Sales
For the three months ended March 31, 2008, we sold 0.99 commercial acres in St. Charles for $184,000.  This compares to 5.78 commercial acres in St. Charles for $2,536,000 for the three months ended March 31, 2007.  As of March 31, 2008, our commercial sales backlog contained 83.96 acres under contract for a total of $14,545,000.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project’s development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company’s investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan which was amended in September 2006, again in December 2006, and again in October 2007.  Most recently, the development loan was modified to provide a one-year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.
In the first quarter of 2008, the joint venture did not deliver any lots to Lennar.  However, in the first quarter of 2007, the joint venture delivered 14 lots to Lennar.  Accordingly, for the three Months ended March 31, 2007, the Company recognized $292,000 in deferred revenue and off-site fees and $93,000 of deferred costs.

Gross Margin on Land Sales
The gross margin on land sales for the first quarter 2008 was 14% as compared to 22% for the first quarter of 2007.  Gross margins differ from period to period depending on the mix of land sold as well as volume of sales available to absorb certain period costs.  In the first quarter 2008, gross margins on residential land sales were 28%, reflecting the downturn in the real estate market and the reduced pricing granted to Lennar during 2007.  In addition, for the first quarter of 2008, period costs represented an increased percentage of overall sales revenues.  For the first quarter 2007, gross margins on our residential land sales were 49%, however, our commercial acres represented the majority of our land sales for the first quarter 2007 and these parcels had lower margins than our residential land sales.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $807,000 for the three months ended March 31, 2008, which represents 7% of the U.S. segment's revenue and 4% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2008.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

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
We receive an additional fee from the properties that we manage for their use of the property management computer system and a fee for vehicles purchased by the Company for use on behalf of the properties. The costs of the computer system and vehicles are reflected within depreciation expense.
The Company manages the project development of the joint venture with Lennar for a market rate fee pursuant to a management agreement.  These fees are based on the cost of the project and a prorated share is earned when each lot is sold.
Management fees for the first quarter of 2008 decreased $72,000 to $38,000 as compared to $110,000 for the first quarter 2007 primarily as a result of the reduction in number of lots delivered by the joint venture in the first quarter of 2008 compared to the same period 2007.  Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

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
General, administrative, selling and marketing costs incurred within our U.S. operations increased $456,000 or 26% to $2,203,000 for the three months ended March 31, 2008, compared to $1,747,000 for the same period of 2007.  The increase is primarily attributable to fees associated with an evaluation of a recapitalization of the Company of $378,000 with no comparable amounts spend last year.  Other increases relate to $150,000 additional expenses recorded for the executive retention agreements executed in the 3rd quarter of 2007.  These increases were partially offset by a reduction in bonus and related expenses accruals between periods.  A significant portion of the bonuses accrued in the first quarter 2007 were reversed in the fourth quarter of 2007 upon the decision not to grant annual bonuses to executive management and, as such, no bonuses were accrued in the first quarter of 2008 compared to $119,000 accrued in the first quarter of 2007.

Depreciation Expense - U.S. Operations:
Depreciation expense increased $391,000 to $1,662,000 for the first three months of 2008 compared to $1,271,000 for the same period in 2007.  The increase in depreciation is primarily the result of depreciation related to the addition of Sheffield Greens Apartments.  In addition, as a result of several refinancings, the Company has made significant investments in capital improvements at these properties.

Interest Income – U.S. Operations:
Interest income decreased $174,000 to $123,000 for the three months ended March 31, 2008, as compared to $297,000 for the three months ended March 31, 2007.  The undistributed bond proceeds held by the County were used to fund development costs as the major roads neared completion, resulting in a reduction of interest income earned on these funds.

Interest Expense - U.S. Operations:
The Company considers interest expense on all U.S. debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt of the U.S. segment is applied.  Any excess interest is reflected as interest expense.  For 2008 and 2007, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.
Interest expense decreased $303,000 for the first three months of 2008 to $2,763,000, as compared to $3,066,000 for the same period of 2007.  The decrease was primarily attributable to an increase in qualifying assets eligible for interest capitalization as new Apartment and Condominium projects begin in Fairway Village’s Gleneagles section, the construction of an office building within O’Donnell Lake Restaurant Park, and significant assets are added as the Company nears completion of the County Road projects.  For the three months ended March 31, 2008, $700,000 of interest cost was capitalized.  During the same period in 2007, $311,000 of interest cost was capitalized.

Provision for Income Taxes – U.S. Operations:
The effective tax rates for the three months ended March 31, 2008, and March 31, 2007, were 22% and 13%, respectively.  The statutory rate is 40%.  The effective tax rates for 2008 and 2007 differ from the statutory rate due to relatively small net losses reported for both quarters, the related benefit for which, were partially offset by accrued penalties on uncertain tax positions.

Results of Operations - Puerto Rico Operations:
For the three months ended March 31, 2008, our Puerto Rico segment generated $1,911,000 of operating income compared to $2,100,000 of operating income generated by the segment for the same period in 2007.  Additional information and analysis of the Puerto Rico operations can be found below.

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
As of March 31, 2008, nine Puerto Rico-based apartment properties, representing twelve apartment complexes totaling 2,653 units, in which we hold an ownership interest (“Puerto Rico Apartments”) qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. As of March 31, 2008, all of the Puerto Rico Apartments were HUD subsidized projects with rental rates governed by HUD.
Our Puerto Rico rental property portfolio also includes the operations of a commercial rental property in the community of Parque Escorial, known as Escorial Building One.  The company constructed and holds a 100% ownership interest in Escorial Building One, which commenced operations in September 2005.  Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease.  The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005 and leases approximately 20% of the building.  The building is currently 38% leased with letters of intent for an additional 42% as of March 31, 2008.
Rental property revenues increased $95,000 or 2% to $5,600,000 for the three months ended March 31, 2008 compared to $5,505,000 for the same period of 2007.  The increase for the first quarter of 2008 as compared to the first quarter 2007 was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 2% while commercial revenues decreased by $20,000 or 16% due to the loss of a tenant between periods.
Rental operating expenses increased $39,000 or 1% to $2,770,000 for the three months ended March 31, 2008 compared to $2,731,000 for the same period of 2007.  The nominal increase for the first quarter of 2008 was related to an overall inflationary increases offset in part by efforts to control or reduce expenses.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There was no community development land sales during the three months ended March 31, 2008 and 2007.  There were no sales contracts in backlog at March 31, 2008.

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
Homebuilding revenues decreased $844,000 for the three-month period ended March 31, 2008, as compared to the three month period ended March 31, 2007.  The decrease in revenues was primarily driven by a decrease in the number of units sold during the respective period.  Within the Torres project, the Company closed nine units for the first quarter 2008 and 12 units for the first quarter 2007.  The average selling price per unit was similar, approximately $249,000 and $ 257,000 per unit respectively, generating aggregate revenues of $2,244,000 and $3,088,000, respectively.  The gross margin for the three months ended March 31, 2008 and 2007 were 23% and 26%, respectively.  The decrease in the gross profit margin is attributable to a reduction in the number of penthouses units sold during the first quarter of 2008 as compared to the same period of 2007.
As of March 31, 2008, only 12 units within the Torres project remain available for sale, of which we have received contracts for two of these units at an average selling price of $245,000 per unit.  As part of a promotional campaign, effective January 2008, each sales contract is backed by a $3,000 deposit as opposed to the $6,000 deposit previously required.  For the three months ended March 31, 2008, the Company’s sales activity resulted in the execution of 10 contracts and no cancellations during the period.  For the same period in 2007, the Company had eight new contracts and three canceled contracts.  The Company continues to believe that the remaining 12 units in Torres will sell during 2008 and that its current pricing remains competitive.

 Management and Other fees – Puerto Rico Operations:
Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.  We recognize monthly fees from our management of four non-owned apartment properties and four home-owner associations operating in Parque Escorial.  Management and other fees increased $4,000 or 3% to $157,000 for the first quarter of 2008 as compared to $153,000 the first quarter of 2007.  The increase in our management fees primarily resulted from increases in the annual rents in the non-owned apartment properties.

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
General, administrative, selling and marketing expenses decreased 7% or $48,000 to $668,000 during the three months ended March 31, 2008, as compared to $716,000 for the same period of 2007.  The decrease is primarily attributable to a reduction in bonus and related payroll tax accruals between periods.  For the first quarter 2008, a $5,000 bonus and related payroll tax accrual was made as compared to a $31,000 accrual made in the first quarter of 2007.  Further, the Company experienced a decrease in legal expenses due to a $13,000 refund received from an insurance company for legal services paid by the Company during 2007.

Depreciation and Amortization Expense – Puerto Rico Operations:
Depreciation and amortization expense for the three months ended March 31, 2008 increased $22,000 or 2% to $935,000 as compared to $913,000 for the year ended December 31, 2007.  The increase in depreciation expense resulted from improvements completed in our multifamily apartment properties after the first quarter of 2007.

Interest Income – Puerto Rico Operations:
Interest income for the three months ended March 31, 2008 decreased $151,000 to $64,000 as compared to $215,000 for the same period of 2007.  The decrease is primarily attributable to the recognition of non-recurring interest income on the El Monte note receivable in the first quarter of 2007 with no comparable amounts for the first quarter of 2008.

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
Equity in earnings from unconsolidated entities decreased $1,505,000 to $168,000 during the three months ended March 31, 2008, compared to $1,673,000 during the same period of 2007.  The increase was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007, with no comparable amounts received in the first quarter of 2008.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

Interest Expense – Puerto Rico Operations:
The Company considers interest expense on all Puerto Rico debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified a weighted average rate including all other debt of the Puerto Rico segment is applied.  Any excess interest is reflected as interest expense.  For 2008 and 2007, the excess interest primarily relates to the interest incurred on the non-recourse debt from our investment properties.
Interest expense decreased $98,000 or 6% for the first three months of 2008 to $1,483,000, as compared to $1,581,000 for the same period of 2007.  The decrease in interest expense is attributable to a decrease in inter-segment interest expense due to the repayment of the note in February 2008 and the normal reduction of interest expense in the mortgages of the apartments and commercial properties due to the reduction of the outstanding principal balances.
For the three months ended March 31, 2008, $41,000 of interest cost was capitalized.  During the same period in 2007, $39,000 of interest cost was capitalized.

Minority Interest in Consolidated Entities – Puerto Rico Operations:
The Company records minority interest expense related to the minority partners’ share of the consolidated apartment partnerships earnings and distributions to minority partners in excess of their basis in the consolidated partnership.  Losses charged to the minority interest are limited to the minority partners’ basis in the partnership.  Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of the minority partners’ basis previously required to be recognized as our expense, we will be required to expense 100 percent of future distributions to minority partners and any subsequent losses.
Minority interest for the three months ended March 31, 2008, decreased $217,000 to $1,155,000, as compared to $1,372,000 for the same period of 2007.  The decrease was primarily the result of a non-recurring $400,000 refinancing distribution made to minority partners of one of our partnerships in the first quarter of 2007.  This decrease was partially offset by an increase in surplus cash distributions to minority partners during the first quarter 2008 as compared to the first quarter 2007.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for the three months ended March 31, 2008 and 2007 were 33%, and 54%, respectively.  The statutory rate is 29%.  The reconciling items from the effective tax rate and the statutory rate have opposite effects on the two different quarters as a result of incurring a loss in the first quarter 2008 and income in the first quarter 2007.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss in the three months ended March 31, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.  The difference in the statutory tax rate and the effective tax rate for the pre-tax income in the three months ended March 31, 2007, was primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of March 31, 2008, the Company had cash and cash equivalents of $22,209,000 and $20,198,000 in restricted cash.  The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Three Months Ended March 31,
	2008	2007

Operating Activities	$(3,820)	$914
Investing Activities	(221)	(1,888)
Financing Activities	1,338	6,596
Net (Decrease) Increase in Cash	$(2,703)	$5,622

For the three months ended March 31, 2008, operating activities used $3,820,000 of cash flows compared to $914,000 of cash flows provided by operating activities for the three months ended March 31, 2007.  The $4,734,000 decrease in cash flows from operating activities for the first quarter of 2008 compared to the same period in 2007 was primarily related to decreased sales activities combined with increased additions to community development assets.  As previously discussed under Results of Operations, community development land sales and home sales decreased by $2,709,000 and $844,000, respectively for the first quarter 2008 as compared to the same period for 2007.  Additions to community development assets were $6,491,000 for the first quarter 2008, $830,000 in excess of additions for the same period of 2007.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.
For the quarter ended March 31, 2008, net cash used in investing activities was $221,000 compared to $1,888,000 for the first quarter of 2007.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The $1,667,000 decrease in cash used in investing activities generally relates to a decrease in capital improvements to our multifamily apartment properties.  For the first quarter of 2008, we made capital improvements totaling $759,000 to our multifamily apartment properties, $2,238,000 less than the same period of 2007.  In the first quarter of 2007, the Company increased its investment in capital improvements as a result of the refinancing of several apartment properties and re-investment of some of those proceeds into the related projects.
For the three months ended March 31, 2008, net cash provided by financing activities was $1,338,000 as compared to $6,596,000 for the three months ended March 31, 2007.  The $5,258,000 decrease in cash provided by financing activities was primarily the result of the refinancing of the mortgages of two apartment properties, Village Lake Apartments, LLC and Coachman’s Apartments, LLC during the first quarter of 2007, with no comparable refinancings in the first quarter of 2008.  Partially offsetting the decrease in cash used in financing activities was a $621,000 increase in draws received from the Charles County bond escrow as the construction of infrastructure within St. Charles continues, a $527,000 decrease in cash distributions to minority partners and a $516,000 decrease in dividends paid to shareholders, a result of the suspension of dividend payments in the forth quarter of 2007.

Contractual Financial Obligations

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
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex which opened in May of 2008.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  The funds provided by the County for this project will be repaid by ACPT over a 15-year period.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company. For the three months ended March 31, 2008 and 2007, the Company recognized $32,000 and $152,000 of interest income on these escrowed funds, respectively.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a recourse revolving line of credit facility of $15,000,000 available to fund development costs of a project in which the Company plans to develop a planned community in Canovanas, Puerto Rico, to fund acquisitions and/or investments mainly in real estate ventures, to fund transaction costs and expenses, to fund future payments of interest under the line of credit and to fund any future working capital needs of the Company.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (6.70% at March 31, 2008) and matures on August 31, 2008.  The outstanding balance of this facility on March 31, 2008, was $1,725,000.  The Company has requested an extension of the maturity date of this facility through 2010 which is under review by the bank. The homebuilding and land assets in Parque Escorial are unencumbered as of March 31, 2008.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of March 31, 2008, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  There were no significant changes to our non-recourse debt obligations for our U.S. operations during the three months ended March 31, 2008.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of March 31, 2008, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").
As of March 31, 2008, the Company was in technical default of the minimum debt service coverage ratios and minimum fixed charge coverage for the Escorial Office Building I, Inc. (“EOB”) non-recourse mortgage of $8,469,000.  The Company received a default waiver from the lender related to the first quarter 2008.  To prevent any further default, IGP provided a fixed charge and debt service guaranty, whereby IGP will contribute capital in cash in such amounts required to cause EOB to comply with the financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.  The Company does not expect the funding of this guarantee to have a material impact on its liquidity and cash flows.  There were no other significant changes to our non-recourse debt obligations for our Puerto Rico operations during the three months ended March 31, 2008.

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
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring expenditures such as improvements at our investment properties, the construction of the new projects in St. Charles, costs associated with our land development contracts for the County’s road projects and  the development of our land in the U.S. and Puerto Rico. Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns. Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development. For the remainder of 2008 and into 2009, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.
As of March 31, 2008, the Company has $15,827,000 recorded as accrued income tax liabilities and $3,149,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions as required by the provisions of FIN 48.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, investments in community development, non-recurring expenditures and certain strategic planning expenditures.  The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, rental property revenue, and financings.
Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $18.4 million of infrastructure. The Company anticipates the completion of several of these projects in 2008 which will open up access to future villages and satisfy certain obligations to the Charles County Commissioners.  The Company anticipates total development spending related to these infrastructure projects of $5,691,000 for the next twelve months.  As of March 31, 2008, $4,560,000 of undisbursed County bond proceeds remains available to fund select portions of this development.  The County issued another $3,000,000 bond in March of 2008, of which $2,581,000 is expected to fund development over the next twelve months.   In addition to county committed development, approximately $7,200,000 of project development is currently under contract, $6,400,000 of which is expected to be incurred over the next 12 months.  These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of cash flow and/or our $14,000,000 revolving credit facility.  We currently have contracts in place for an additional $408,000 of planning and development costs in Puerto Rico of which $152,000 is expected to be incurred over the next twelve months.  Our $15,000,000 credit facility will be used to fund these expenditures.  Further, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida and other potential rental property opportunities.
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
As a result of our existing commitments and the downturn in the residential real estate market, management expects to use its resources conservatively in 2008 and 2009.  As such, the Board of Trustees elected not to award 2007 bonuses to executive management or declare a dividend to our shareholders for the first quarter 2008. Anticipated cash flow from operations, existing loans, refinanced or extended loans, and new financing are expected to meet our financial commitments for the next 12 months. However, there are no assurances that these funds will be generated.
The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described under the section titled "Forward-Looking Statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations, distributions to shareholders and its existing contractual obligations

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, as of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2008, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s CEO and CFO, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information under the heading "Legal Matters" in Note 5 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.	RISK FACTORS

There has been no material change in the Company’s risk factors from those outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 15, 2008	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: May 15, 2008	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer