Form 10-Q
period 2008-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-08-14
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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

Yes ☐ No ☒

As of August 8, 2008, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
JUNE 30, 2008

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues
Rental property revenues	$30,937	$29,832
Community development-land sales	5,997	5,969
Homebuilding-home sales	2,982	5,214
Management and other fees, substantially all from related entities	380	506
Reimbursement of expenses related to managed entities	762	893
Total revenues	41,058	42,414

Expenses
Rental property operating expenses	14,917	15,114
Cost of land sales	4,725	4,356
Cost of home sales	2,300	3,816
General, administrative, selling and marketing	6,049	5,368
Depreciation and amortization	5,042	4,581
Expenses reimbursed from managed entities	762	893
Total expenses	33,795	34,128

Operating income	7,263	8,286

Other income (expense)
Interest and other income	362	890
Equity in earnings from unconsolidated entities	331	1,845
Interest expense	(8,556)	(9,337)
Minority interest in consolidated entities	(1,321)	(1,557)

(Loss) income before provision for income taxes	(1,921)	127
(Benefit) provision for income taxes	(550)	288

Net loss	$(1,371)	$(161)

Loss per share
Basic and Diluted	$(0.26)	$(0.03)
Weighted average shares outstanding
Basic and Diluted	5,212	5,210
Cash dividends per share	$-	$0.20
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues
Rental property revenues	$15,538	$15,422
Community development-land sales	4,951	2,214
Homebuilding-home sales	738	2,126
Management and other fees, substantially all from related entities	192	243
Reimbursement of expenses related to managed entities	381	422
Total revenues	21,800	20,427

Expenses
Rental property operating expenses	7,579	7,758
Cost of land sales	3,822	1,440
Cost of home sales	583	1,530
General, administrative, selling and marketing	3,179	2,905
Depreciation and amortization	2,445	2,397
Expenses reimbursed from managed entities	381	422
Total expenses	17,989	16,452

Operating income	3,811	3,975

Other income (expense)
Interest and other income	188	338
Equity in earnings from unconsolidated entities	163	172
Interest expense	(4,324)	(4,720)
Minority interest in consolidated entities	(162)	(185)

Loss before benefit for income taxes	(324)	(420)
Benefit for income taxes	(146)	(235)

Net loss	$(178)	$(185)

Loss per share
Basic and Diluted	$(0.03)	$(0.03)
Weighted average shares outstanding
Basic and Diluted	5,213	5,210
Cash dividends per share	$-	$0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$161,035	$164,352
of $155,130 and $150,292, respectively
Land and development costs	93,076	84,911
Condominiums under construction	2,287	4,460
Rental projects under construction or development	2,488	853
Investments in real estate, net	258,886	254,576

Cash and cash equivalents	22,131	24,912
Restricted cash and escrow deposits	21,451	20,223
Investments in unconsolidated real estate entities	6,509	6,528
Receivable from bond proceeds	3,489	5,404
Net accounts receivable	2,082	2,676
Deferred tax assets	34,494	34,075
Property and equipment, net of accumulated depreciation	1,026	1,045
Deferred charges and other assets, net of amortization of
$3,162 and $2,764 respectively	9,593	11,285
Total Assets	$359,661	$360,724

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$278,085	$279,981
Recourse debt	29,127	25,589
Accounts payable and accrued liabilities	23,816	24,874
Deferred income	3,088	3,214
Accrued current income tax liability	14,327	14,620
Total Liabilities	348,443	348,278

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value, 10,000,000 shares authorized, 5,229,954 shares issued and outstanding as of June 30, 2008 and December 31, 2007	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,520	17,377
Retained deficit	(5,978)	(4,607)
Total Shareholders' Equity	11,218	12,446

Total Liabilities and Shareholders' Equity	$359,661	$360,724
The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Deficit	Total
Balance December 31, 2007 (Audited)	5,229,954	$52	$(376)	$17,377	$(4,607)	$12,446
Net loss	-	-	-	-	(1,371)	(1,371)
Amortization of Trustee Restricted Shares	-	-	-	143	-	143
Balance June 30, 2008 (Unaudited)	5,229,954	$52	$(376)	$17,520	$(5,978)	$11,218

The accompanying notes are an integral part of this consolidated statement.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands)
(Unaudited)

	2008	2007

Cash Flows from Operating Activities
Net loss	$(1,371)	$(161)
Adjustments to reconcile net (loss) income to net cash (used in)
Provided by operating activities:
Depreciation and amortization	5,042	4,581
Distribution to minority interests in excess of basis	1,247	1,827
Benefit for deferred income taxes	(419)	(2,229)
Equity in earnings-unconsolidated entities	(331)	(1,845)
Distribution of earnings from unconsolidated entities	331	346
Cost of land sales	4,725	4,356
Cost of home sales	2,300	3,816
Stock based compensation expense	100	104
Amortization of deferred loan costs	440	478
Changes in notes and accounts receivable	594	1,095
Additions to community development assets	(12,890)	(13,661)
Right of way easement	-	2,000
Homebuilding-construction expenditures	(127)	(393)
Deferred income-joint venture	(126)	(386)
Changes in accounts payable, accrued liabilities	(1,308)	(7,000)
Net cash used in operating activities	(1,793)	(7,072)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(1,635)	(233)
Change in investments - unconsolidated entities	19	1,513
Change in restricted cash	(1,228)	(2,924)
Additions to rental operating properties, net	(1,567)	(4,708)
Other assets	1,113	863
Net cash used in investing activities	(3,298)	(5,489)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,292	23,339
Payment of debt	(1,911)	(18,720)
County Bonds proceeds, net of undisbursed funds	4,176	5,645
Payments of distributions to minority interests	(1,247)	(1,827)
Dividends paid to shareholders	-	(1,032)
Net cash provided by financing activities	2,310	7,405

Net Decrease in Cash and Cash Equivalents	(2,781)	(5,156)
Cash and Cash Equivalents, Beginning of Period	24,912	27,459
Cash and Cash Equivalents, End of Period	$22,131	$22,303
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
The consolidated group includes ACPT and its four major subsidiaries, American Rental Properties Trust, American Rental Management Company, American Land Development U.S., Inc., and IGP Group Corp.  In addition, the consolidated group includes the following other entities:
Alturas del Senorial Associates Limited Partnership	Land Development Associates S.E.
American Housing Management Company	LDA Group, LLC
American Housing Properties L.P.	Milford Station I, LLC
Bannister Associates Limited Partnership	Milford Station II, LLC
Bayamon Garden Associates Limited Partnership	Monserrate Associates Limited Partnership
Carolina Associates Limited Partnership S.E.	New Forest Apartments, LLC
Coachman's Apartments, LLC	Nottingham South, LLC
Colinas de San Juan Associates Limited Partnership	Owings Chase, LLC
Crossland Associates Limited Partnership	Palmer Apartments Associates Limited Partnership
Escorial Office Building I, Inc.	Prescott Square, LLC
Essex Apartments Associates Limited Partnership	St. Charles Community, LLC
Fox Chase Apartments, LLC	San Anton Associates S.E.
Gleneagles Apartments, LLC	Sheffield Greens Apartments, LLC
Headen House Associates Limited Partnership	Torres del Escorial, Inc.
Huntington Associates Limited Partnership	Turabo Limited Dividend Partnership
Interstate Commercial Properties, Inc.	Valle del Sol Associates Limited Partnership
Interstate General Properties Limited Partnership, S.E.	Village Lake Apartments, LLC
Jardines de Caparra Associates Limited Partnership	Wakefield Terrace Associates Limited Partnership
Lancaster Apartments Limited Partnership	Wakefield Third Age Associates Limited Partnership
The Company's investments in entities that it does not control are recorded using the equity method of accounting.  Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007.  The operating results for the three months ended June 30, 2008, and 2007, are not necessarily indicative of the results that may be expected for the full year. Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition. If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project. There have been no impairment charges for the six and three months ended June 30, 2008 and 2007.
The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell. If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition. The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures. Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the six and three months ended June 30, 2008 and 2007.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction. The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of June 30, 2008 and December 31, 2007 (in thousands):
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Building	$265,538	$265,115
Building improvements	10,494	10,414
Equipment	14,621	13,603
	290,653	289,132
Less: Accumulated depreciation	155,130	150,292
	135,532	138,840
Land	25,512	25,512
Operating properties, net	$161,035	$164,352

Other Property and Equipment
In addition, the Company owned other property and equipment of $1,026,000 and $1,045,000, net of accumulated depreciation of $2,451,000 and $2,294,000 respectively, as of June 30, 2008 and December 31, 2007 respectively.

Depreciation
Total depreciation expense was $5,042,000 and $4,581,000 for the six months ended June 30, 2008 and 2007, respectively, and $2,445,000 and $2,397,000 for the three months ended June 30, 2008 and 2007, respectively.

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

SFAS 141R
On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption, except for certain amendments related to income taxes related to acquisitions which will apply to business combinations with acquisition dates before the effective dates of SFAS 141R.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of June 30, 2008 and 2007 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) which collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses. The Company holds a nominal (1% or less) economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $239,000 and $231,000 and for Lakeside of $163,000 and $172,000 as of June 30, 2008 and December 31, 2007, respectively.  All amounts are fully reserved. Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue. The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan, which was amended in June 2006, December 2006 and again in October 2007.  Included within these amendments, the maximum borrowings outstanding on the facility were reduced to $5.0 million.  For the October 2007 amendment, the development loan was modified to provide a one-year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  In the six and three months ended June 30, 2008, the joint venture did not sell any lots.  In the six and three months ended June 30, 2007, the joint venture sold 30 and 16 lots to Lennar and recognized $655,000 and $363,000 in deferred revenue, off-site fees and management fees and $218,000 and $125,000 of deferred costs, respectively.
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

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary Financial Position:
Total Assets
June 30, 2008	$4,874	$27,512	$12,555	$44,941
December 31, 2007	4,980	27,379	12,397	44,756
Total Non-Recourse Debt
June 30, 2008	3,150	22,960	4,879	30,989
December 31, 2007	3,189	22,960	4,722	30,871
Total Other Liabilities
June 30, 2008	976	144	743	1,863
December 31, 2007	976	147	741	1,864
Total Equity
June 30, 2008	748	4,408	6,933	12,089
December 31, 2007	815	4,272	6,934	12,021

Company's Investment, net (1)
June 30, 2008	-	4,681	1,828	6,509
December 31, 2007	(1)	4,701	1,828	6,528

Summary of Operations:
Total Revenue
Six Months Ended June 30, 2008	$418	$1,789	$-	$2,207
Six Months Ended June 30, 2007	401	1,821	3,609	5,831
Three Months Ended June 30, 2008	210	893	-	1,103
Three Months Ended June 30, 2007	231	912	1,735	2,878
Net Income
Six Months Ended June 30, 2008	(67)	909	-	842
Six Months Ended June 30, 2007	(97)	937	3	843
Three Months Ended June 30, 2008	(32)	453	-	421
Three Months Ended June 30, 2007	(58)	469	3	414
Company's recognition of equity in earnings
Six Months Ended June 30, 2008	-	331	-	331
Six Months Ended June 30, 2007	(1)	346	-	345
Three Months Ended June 30, 2008	-	163	-	163
Three Months Ended June 30, 2007 (2)	(1)	173	-	172

Summary of Cash Flows:
Cash flows from operating activities
Six Months Ended June 30, 2008	49	977	1	1,027
Six Months Ended June 30, 2007	50	845	3,149	4,044
Three Months Ended June 30, 2008	44	58	7	109
Three Months Ended June 30, 2007	16	(17)	1,791	1,790
Company's share of cash flows from operating activities
Six Months Ended June 30, 2008	-	442	1	443
Six Months Ended June 30, 2007	1	382	1,575	1,958
Three Months Ended June 30, 2008	-	26	4	30
Three Months Ended June 30, 2007	1	(8)	896	889
Operating cash distributions
Six Months Ended June 30, 2008	-	773	-	773
Six Months Ended June 30, 2007	-	794	-	794
Three Months Ended June 30, 2008	-	386	-	386
Three Months Ended June 30, 2007	-	383	-	383
Company's share of operating cash distributions
Six Months Ended June 30, 2008	-	351	-	351
Six Months Ended June 30, 2007	-	360	-	360
Three Months Ended June 30, 2008	-	175	-	175
Three Months Ended June 30, 2007	-	174	-	174

Notes:
(1)  Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)  Excludes collection of the El Monte note receivable, resulting in recognition of $1.5 million as Equity in Earnings, see Note 6.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at June 30, 2008 and December 31, 2007 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	June 30,	December 31,
	From/To	From/To	2008	2007
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), ( b), (c), (d)	08-31-09/03-01-23	4%/8%	$28,925	$25,490
General obligations (e)	06-01-09/01-01-12	Non-interest
		bearing/8.10%	202	99
Total Recourse Debt			29,127	25,589

Non-Recourse Debt
Investment Properties (f)(g)	04-30-09/08-01-47	4.95%/10%	278,085	279,981
Total debt			$307,212	$305,570

a)
As of June 30, 2008, $26,027,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of June 30, 2008 no amounts were outstanding on the Revolver.

c)
On September 1, 2006, LDA secured a revolving line of credit facility.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (4.68% at June 30, 2008).  The Company recently extended the maturity date for this facility from August 31, 2008 to August 31, 2009.  As part of the extension, the Company agreed to an increased rate equal to the LIBOR Rate plus 225 basis points beginning July 1, 2008, a reduction of the overall facility from $15,000,000 to $10,000,000 and to use the credit facility for the development of infrastructure in Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on June 30, 2008, was $1,775,000.

d)
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (5.0% at June 30, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5 year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of June 30, 2008, $1,123,000 was outstanding under this facility leaving $2,477,000 available to fund completion of the building.

e)
 The general recourse debt outstanding as of June 30, 2008, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of June 31, 2008, approximately $74,179,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

g)
On May 12, 2008, IGP agreed to provide a fixed charge and debt service guaranty related to the Escorial Office Building I, Inc (“EOB”) mortgage.  The fixed charge and debt service guaranty requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of June 30, 2008, the Company was in compliance with the financial covenants and the other provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system. As part of the agreement, the County agreed to issue general obligation public improvement Bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years.  Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As of June 30, 2008, all of the bond proceeds had been used to fund the specified development.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds.  The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex which opened in May of 2008.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005. The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex. In return, the County agreed to issue general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  As of June 30, 2008, $3,489,000 of these bond proceeds are recorded as a receivable and available to fund the related infrastructure.  The funds provided by the County for this project will be repaid by ACPT over a 15-year period.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.
 As of June 30, 2008, ACPT is guarantor of $22,990,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

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

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of June 30, 2008, ACPT has guaranteed $26,027,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $1,775,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters
In late November 2006, several subsidiaries of the Company (LDA, IGP and IGP Group) were named in a lawsuit filed by Jalexis, Inc. (“Jalexis”).  The lawsuit claims damages for more than $15 million allegedly suffered due to faulty subsoil conditions in a piece of land within the master plan of Parque Escorial (“Lot I-13W”).  Settlement of Lot I-13W occurred on April 29, 2005 under an option agreement dated April 19, 2004.  Jalexis purchased Lot I-13W from LDA for approximately $7.5 million, which represented 12% of our total consolidated revenues for 2005.  In the purchase agreement, LDA did not make any representations or warranties with regard to the soil and subsoil conditions as Lot I-13W was sold to Jalexis “as is” and “where is”.  On June 5, 2008, the Company entered into a right of first offer agreement with Jalexis, providing Jalexis with the right to make the first offer on future land sales within certain Offered Properties as defined by the agreement.  On June 6, 2008, the plaintiff dismissed with prejudice the complaint contained in the lawsuit.  All parties involved in the case signed a stipulation in which each party agreed to relieve one another mutually and in perpetuity of any and all claims which they might have against one another arising from the facts alleged in the present lawsuit.
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

Certain officers and trustees of ACPT conduct business with or have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Six Months Ended		Three Months Ended
		June 30,		June 30,
		2008	2007	2008	2007
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$21	$21	$11	$11
Affiliates of J. Michael Wilson, CEO and Chairman		-	43	-	-
		$21	$64	$11	$11

Rental Property Revenues	(B)	$30	$28	$15	$14

Interest and Other Income
Unconsolidated real estate entities with third party partners		$4	$4	$2	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$(9)	$11	$13	$7
Reimbursement to IBC for ACPT's share of J. Michael Wilson's compensation		207	195	103	97
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(10)	(13)	(5)	(7)
Reimbursement of legal fees to attorney for J. Michael Wilson	(C3)		48		48
Consulting Fees
James J. Wilson, IGC Chairman and Director	(C1)	100	100	50	50
Thomas J. Shafer, Trustee	(C2)	30	30	15	15
		$318	$371	$176	$210

BALANCE SHEET:		Balance	Balance
		June 30,	December 31,
		2008	2007
Other Assets
Receivables - All unsecured and due on demand
Unconsolidated Subsidiaries		$8	$-
Affiliate of J. Michael Wilson, CEO and Chairman		14	5
Total		$22	$5

Other Liabilities
Payable due to Affiliate of J. Michael Wilson, CEO and Chairman		$74	$-

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

(B)                      Rental Property Revenue
On September 1, 2006, the Company, through one of its Puerto Rican subsidiaries, Escorial Office Building I, Inc. (“Landlord”), executed a lease with Caribe Waste Technologies, Inc. (“CWT”), a company owned by the J. Michael Wilson Family.  The lease provides for 1,842 square feet of office space to be leased by CWT for five years at $19.00 per rentable square foot.  The company provided CWT with an allowance of $9,000 in tenant improvements which are being amortized over the life of the lease.  On February 25, 2008, CWT exercised its rights under the lease and provided six months written notice of its intention to terminate the lease, effective August 24, 2008.   The lease agreement is unconditionally guaranteed by Interstate Business Corporation (“IBC”), a company owned by the J. Michael Wilson Family.

(C)           Other
Other transactions with related parties are as follows:

1)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to Interstate Waste Technologies, Inc.
2)	Represents fees paid to Thomas J. Shafer, a trustee, pursuant to a consulting agreement.
3)
In second quarter 2007, The Independent Trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson related to seeking a strategic partner would be reimbursed by the Company.  The Independent Trustees authorized the Company to fund up to $225,000 of such costs, $48,000 of which were incurred in the second quarter 2007.

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

The total amount of unrecognized tax benefits as of June 30, 2008, was $14,611,000.  Included in the balance at June 30, 2008, were $42,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at beginning of period (December 31, 2007)	$14,869
Change attributable to tax positions taken during a prior period	(258)
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	-
Unrecognized tax benefit at end of period (June 30, 2008)	$14,611

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  Our Consolidated Statements of Income for the six months ended June 30, 2008 and 2007, included interest expense of $733,000 and $551,000, respectively and penalties of $38,000 and $72,000, respectively.  Our Consolidated Statements of Income for the three months ended June 30, 2008 and 2007, included interest expense of $398,000 and $282,000, respectively and penalties of $14,000 and $14,000, respectively.  Our Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, included accrued interest of $3,546,000 and $2,814,000, respectively and accrued penalties of $1,124,000 and $1,085,000, respectively.
The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2004 through 2007 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2003 through 2007 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $567,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,691,000 for the six months ended June 30, 2008, which represents 22% of the U.S. segment's revenue and 14% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2008.
Residential land sales to Lennar within our U.S. segment were $3,309,000 for the six months ended June 30, 2007 which represented 13% of the U.S. segment's revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2007.

The following presents the segment information for the six and three months ended June 30, 2008 and 2007 (in thousands):
	United	Puerto	Inter-
	States	Rico	Segment	Total
Six Months Ended June 30, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	19,694	11,243	-	30,937
Rental property operating expenses	9,224	5,704	(11)	14,917
Land sales revenue	5,997	-	-	5,997
Cost of land sales	4,725	-	-	4,725
Home sales revenue	-	2,982	-	2,982
Cost of home sales	-	2,300	-	2,300
Management and other fees	79	314	(13)	380
General, administrative, selling and marketing expense	4,779	1,273	(3)	6,049
Depreciation and amortization	3,159	1,883	-	5,042
Operating income	3,883	3,379	1	7,263
Interest income	229	17	(14)	232
Equity in earnings from unconsolidated entities	-	331	-	331
Interest expense	5,684	2,886	(14)	8,556
Minority interest in consolidated entities	123	1,198	-	1,321
Loss before benefit for income taxes	(1,682)	(239)	-	(1,921)
Income tax benefit	(419)	(131)	-	(550)
Net loss	(1,263)	(108)	-	(1,371)
Gross profit on land sale	1,272	-	-	1,272
Gross profit on home sales	-	682	-	682
Total assets	261,835	98,195	(369)	359,661
Additions to long lived assets	2,721	481	-	3,202

	United	Puerto	Inter-
	States	Rico	Segment	Total
Six Months Ended June 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	18,706	11,126	-	29,832
Rental property operating expenses	9,489	5,638	(13)	15,114
Land sales revenue	5,969	-	-	5,969
Cost of land sales	4,356	-	-	4,356
Home sales revenue	-	5,214	-	5,214
Cost of home sales	-	3,816	-	3,816
Management and other fees	208	313	(15)	506
General, administrative, selling and marketing expense	3,923	1,448	(3)	5,368
Depreciation and amortization	2,745	1,836	-	4,581
Operating income	4,370	3,915	1	8,286
Interest income	591	226	(55)	762
Equity in earnings from unconsolidated entities	(1)	1,846	-	1,845
Interest expense	6,226	3,166	(55)	9,337
Minority interest in consolidated entities	173	1,384	-	1,557
(Loss) income before (benefit) provision for income taxes	(1,436)	1,563	-	127
Income tax (benefit) provision	(481)	769	-	288
Net (loss) income	(955)	794	-	(161)
Gross profit on land sale	1,613	-	-	1,613
Gross profit on home sales	-	1,398	-	1,398
Total assets	254,637	102,060	(1,620)	355,077
Additions to long lived assets	4,519	422	-	4,941

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended June 30, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,895	5,643	-	15,538
Rental property operating expenses	4,650	2,934	(5)	7,579
Land sales revenue	4,951	-	-	4,951
Cost of land sales	3,822	-	-	3,822
Home sales revenue	-	738	-	738
Cost of home sales	-	583	-	583
Management and other fees	41	157	(6)	192
General, administrative, selling and marketing expense	2,576	605	(2)	3,179
Depreciation and amortization	1,497	948	-	2,445
Operating income	2,342	1,468	1	3,811
Interest income	106	9	-	115
Equity in earnings from unconsolidated entities	-	163	-	163
Interest expense	2,921	1,403	-	4,324
Minority interest in consolidated entities	119	43	-	162
(Loss) income before (benefit) provision for income taxes	(579)	255	-	(324)
Income tax (benefit) provision	(180)	34	-	(146)
Net (loss) income	(399)	221	-	(178)
Gross profit on land sale	1,129	-	-	1,129
Gross profit on home sales	-	155	-	155
Total assets	261,835	98,195	(369)	359,661
Additions to long lived assets	1,873	229	-	2,102

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended June 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,801	5,621	-	15,422
Rental property operating expenses	4,864	2,907	(13)	7,758
Land sales revenue	2,214	-	-	2,214
Cost of land sales	1,440	-	-	1,440
Home sales revenue	-	2,126	-	2,126
Cost of home sales	-	1,530	-	1,530
Management and other fees	98	160	(15)	243
General, administrative, selling and marketing expense	2,176	732	(3)	2,905
Depreciation and amortization	1,474	923	-	2,397
Operating income	2,159	1,815	1	3,975
Interest income	294	11	(25)	280
Equity in earnings from unconsolidated entities	(1)	173	-	172
Interest expense	3,160	1,585	(25)	4,720
Minority interest in consolidated entities	173	12	-	185
(Loss) income before (benefit) provision for income taxes	(879)	459	-	(420)
Income tax (benefit) provision	(406)	171	-	(235)
Net (loss) income	(473)	288	-	(185)
Gross profit on land sale	774	-	-	774
Gross profit on home sales	-	596	-	596
Total assets	254,637	102,060	(1,620)	355,077
Additions to long lived assets	1,693	195	-	1,888

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY OF RESULTS
Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.  For the six and three months ended June 30, 2008, our consolidated rental revenues increased $1,105,000 and $116,000 or 4% and 1%, respectively, as compared to the same periods of 2007.  The increase was primarily attributable to construction of new units in our United States segment as well as overall rent increases at comparable properties in both the United States and Puerto Rico segments.
Community development land sales for the six and three months ended June 30, 2008 increased $28,000 and $2,737,000 or 0% or 124%, respectively, as compared to the same period of 2007.  Land sales revenue in any one period is affected by the timing of lot sales, the mix of lot type as well as a mix between residential and commercial sales.  For the six month period, community development land sales were slightly greater than the prior period due to increased residential lot sales offset in part by a decrease in commercial land sales.  For the three month period, community development land sales was significantly greater than prior period due to an increase in residential land sales during the second quarter 2008.
Home sales for the six and three months ended June 30, 2008 decreased $2,232,000 and $1,388,000 or 43% and 65%, respectively, as compared to the same period of 2007.  Home sales, currently sourced from the Puerto Rico segment, are impacted by the local real estate market.  The Company settled twelve and three units during the six and three months ended June 30, 2008, respectively, as compared to twenty and eight units, respectively, closed during the same periods of 2007.  As of June 30, 2008, nine completed units remain within inventory, of which we currently have two units under contract.  We currently believe that the remaining units will sell within the next twelve months.
On a consolidated basis, the Company reported a net loss for the six and three months ended June 30, 2008 of $1,371,000 and $178,000, respectively.  The net losses for the six and three months ended June 30, 2008 include $550,000 and $146,000 as benefits for income taxes, resulting in consolidated effective tax rates of approximately 29% and 45%, respectively.  The consolidated effective rate for the six months ended June 30, 2008 was impacted by the benefit recorded for the net losses, offset by accrued penalties on uncertain tax positions and certain nondeductible permanent items.  The consolidated effective rate for the three months ended June 30, 2008 was the result of a benefit recorded for losses from our United States segment at the United States statutory rate offset in part by a provision recorded for income reported for the Puerto Rico segment at the Puerto Rico statutory rate.  For further discussion of these items, see the provision for income taxes discussion within the United States and Puerto Rico segment discussion.
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
Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the six and three months ended June 30, 2008, there were no material changes to our policies.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the six and three months ended June 30, 2008 (unaudited), with the six and three months ended June 30, 2007 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations - U.S. Operations:
For the six and three months ended June 30, 2008, our U.S. segment generated operating income of $3,883,000 and $2,342,000, respectively, compared to operating income of $4,370,000 and $2,159,000 for the six and three months ended June 30, 2007, respectively.  Additional information and analysis of the U.S. operations are as follows:

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of June 30, 2008, nineteen U.S. based apartment properties, representing 3,256 units, in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses.
As of June 30, 2008, thirteen of the consolidated properties were market rent properties, representing 1,856 units, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, 54 of our units at one of our market rent properties must be leased to tenants with low to moderate income. HUD subsidizes three of the properties representing 836 units and the three remaining properties are a mix of 137 subsidized units and 427 market rent units. HUD dictates the rents of the subsidized units.

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

Six months ended
For the six months ended June 30, 2008, rental property revenues increased $988,000 or 5% to $19,694,000 compared to $18,706,000 for the six months ended June 30, 2007.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments which accounted for approximately $682,000 of the difference.  The increase was also attributable to an overall 2% increase in rents between periods.  These rental revenue increases were offset in part by increases in the vacancy rate at certain multifamily apartment properties in St. Charles and Baltimore.  However, incentives implemented by management to address the vacancy rates at these properties have been successful as vacancy rates have been reduced between the first and second quarters of 2008.
 Rental property operating expenses decreased $265,000 or 3% for first half of 2008 to $9,224,000 compared to $9,489,000 for the first half of 2007.  The overall decrease in rental property operating expenses was the result of cost cutting measures implemented at the end of 2007 and into 2008.  The cost cutting measures resulted in decreased operating expenses for comparable properties of $452,000 or 5%.  The decreases were experienced primarily within office salaries and expenses, security, grounds expense, snow removal, rehabilitation and management salaries.  Offsetting the noted decreases were increased operating expenses for Sheffield Greens Apartments of $259,000 as the complex was completed on January 31, 2007 and only partially occupied during the first six months of 2007.  In addition, the Company experienced a $140,000 or 16% increase in property taxes for comparable properties.

Three months ended
For the three months ended June 30, 2008, rental property revenues increased $94,000 or 1% to $9,895,000 compared to $9,801,000 for the three months ended June 30, 2007.  The increase in rental revenues is net of a $205,000 non-recurring retroactive rent increase received at one of our subsidized properties during the second quarter 2007.  Overall comparable rental revenues increased $213,000 or 2%.  In addition, rental revenues at Sheffield Greens Apartments for the second quarter 2008 was $87,000 or 9% greater than the same period of 2007 as the complex was completing their lease up during the second quarter 2007.  Vacancy rates at comparable properties were similar for the second quarter 2008 as compared to the second quarter 2007.
 Rental property operating expenses decreased $214,000 or 4% for the second quarter of 2008 to $4,650,000 compared to $4,864,000 for the second quarter of 2007.  The overall decrease in rental property operating expenses was the result of cost cutting measures implemented at the end of 2007 and into 2008.  Operating expense decreases were experienced primarily within advertising, office salaries and expenses, security and management salaries.  Offsetting the noted decreases was an increase in property taxes of $69,000 or 16% for comparable properties.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales. In March 2004, the Company executed Development and Purchase Agreements with Lennar Corporation (the “Lennar Agreements”) to develop and sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland.  The Lennar Agreements requires the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots. As security for the Company’s obligation to develop the lots, a junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the Development Agreement.  For each lot sold in Fairway Village, the Company must deposit $10,300 in an escrow account to fund the principal payments due to Charles County, at which time the lots are released from the junior lien.  In December 2007, the Company agreed to an amendment to the Lennar Agreements which temporarily reduced the final lot price for 100 lots (51 lots purchased by Lennar in December 2007 and 49 lots purchased during the second quarter 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per townhome lot.  During the first six months of 2008, Lennar actually purchased 69 total lots, 20 more than required by the December Amendment.  The Company agreed that these additional 20 lots would be sold with the same terms as those covered by the December Amendment.

Lennar has completed the terms of the December Amendment and, accordingly, the terms of the original agreements are currently in place.  However, we anticipate another modification request from Lennar prior to taking down additional lots.  The modification will likely require additional lots to be taken down in the fourth quarter with final lot price percentages greater than 22.5% but less than the original 30%.
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
Community development land sales revenue increased $28,000 for the six months ended June 30, 2008 to $5,997,000 as compared to $5,969,000 for the six months ended June 30, 2007.  Although similar in total between periods, residential land sales for the first half of 2008 were greater than the first half of 2007, partially offset by a decrease in commercial land sales and other revenues.
Community development land sales revenue increased $2,737,000 or 124% for the three months ended June 30, 2008 to $4,951,000 as compared to $2,214,000 for the three months ended June 30, 2007.  The overall increase was primarily the result of an increase in residential land sales for the second quarter 2008 as compared to the second quarter of 2007.  Further discussions of the components of these variances are as follows:

Residential Land Sales
For the six months ended June 30, 2008, we recognized $5,479,000 related to the delivery of eight townhome lots and sixty-one single family lots to Lennar as compared to $1,579,000 consisting of fourteen townhome lots and three single family lots delivered in the six months ended June 30, 2007.  For the lots delivered in 2008, we recognized as revenue the minimum guaranteed price of $68,000 per townhome lot and $78,000 per single family lot, plus water and sewer fees, road fees and other off-site fees.  For the lots delivered in 2007, we recognized as revenue an average minimum guaranteed price of $85,000 per townhome lot and $115,300 per single family lot, plus water and sewer fees, road fees and other off-site fees.
For the three months ended June 30, 2008, we recognized $4,672,000 related to the delivery of fifty-eight single family lots to Lennar as compared to $967,000 related to seven townhome lots and three single family lots delivered in the second quarter of 2007.  For the lots delivered in 2008, we recognized as revenue the minimum guaranteed price of $78,000 per single family lot, plus water and sewer fees, road fees and other off-site fees.  For the lots delivered in 2007, we recognized as revenue an average minimum guaranteed price of $85,000 per townhome lot and $115,300 per single family lot, plus water and sewer fees, road fees and other off-site fees.
The Company recognizes additional revenue based on a percentage of the final settlement price of the home sold by Lennar to the homebuyer, to the extent greater than the guaranteed minimum price, as provided by our agreement with Lennar.  For both the six and three months ended June 30, 2008, the Company recognized $213,000 of additional revenue for lots that were previously delivered to Lennar.  For the six and three months ended June 30, 2007, the Company recognized $1,075,000 and $761,000, respectively, of additional revenue for lots that were previously delivered to Lennar.
As of June 30, 2008, 1,441 lots remained under contract to Lennar, of which 60 single family lots were developed and ready for delivery.

Commercial Land Sales
For the six months ended June 30, 2008, we sold 0.99 commercial acres in St. Charles for $184,000.  This compares to 5.78 commercial acres in St. Charles for $2,660,000 for the six months ended June 30, 2007.  No commercial sales settled in the three months ended June 30, 2008 or 2007.  For the three months ended June 30, 2008 and 2007, we did not settle any commercial acres.  As of June 30, 2008, our commercial sales backlog contained 81.26 acres under contract for a total of $14,829,000.

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
In the first half of 2008, the joint venture did not deliver any lots to Lennar.  However, in the six and three months ended June 30, 2007, the joint venture delivered 30 and 16 lots to Lennar.  Accordingly, the Company recognized $655,000 and $363,000 in deferred revenue, off-site fees and management fees and $218,000 and $125,000 of deferred costs for the six and three months ended June 30, 2007, respectively.

Gross Margin on Land Sales
The gross margin on land sales for the six and three months ended June 30, 2008 were 21% and 23%, respectively, as compared to 27% and 35% for the same periods of 2007, respectively.  Gross margins differ from period to period depending on the mix of land sold as well as volume of sales available to absorb certain period costs.  For the first half of 2008, our land sales were primarily comprised of residential land sales at 27% margins.  For the six months ended June 30, 2007, our residential land sales margins were 48%, offset by significant commercial sales with gross margins of approximately 15%.  The commercial margins for 2007 were impacted by increases in the estimated cost of constructing a boardwalk within the O’Donnell Lake Restaurant Park as the actual bid proposals received were higher than the engineer’s expected cost.
The decrease in gross profits for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, was primarily due to a decrease in the gross margins on residential land sales.  For the second quarter 2008, gross profits on residential land sales were approximately 27% and were based on relative sales values per the revised terms of the Lennar Agreements.  For the second quarter 2007, residential land sales gross margins were 45%.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,691,000 for the six months ended June 30, 2008, which represents 22% of the U.S. segment's revenue and 14% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2008.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

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
Management fees for the six months ended June 30, 2008 decreased $129,000 to $79,000 as compared to $208,000 for the same period of 2007.  Management fees for the three months ended June 30, 2008 decreased $57,000 to $41,000 as compared to $98,000 for the same period of 2007.  The decreases in the six and three month periods were primarily as a result of the reduction in number of lots delivered by the joint venture.  Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

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
For the six months ended June 30, 2008, general, administrative, selling and marketing costs incurred within our U.S. operations increased $856,000 or 22% to $4,779,000 compared to $3,923,000 for the same period of 2007.  The increase is primarily attributable to costs associated with a severance accrual recorded related to the departure of the Chief Financial Officer as well as accruals for another executive retention agreement.  In addition, consulting fees for the six months ended June 30, 2008 are greater than the same period of 2007 due to a consultant who has assisted the Company with strategic planning and also worked with the  Wilsons on the going-private effort. Board of Trustee fees were also more for the first half of 2008 due to the decision of the Trustees’ Share Incentive Plan Committee to accelerate the vesting of restricted shares for Trustees whose terms ended in June 2008, as well an increase in the size of the board and increased fee accruals for meetings held.  These increases were partially offset by a reduction in the accrual for stock appreciation rights due to a decrease in share price, as well as a decrease in the number of rights remaining outstanding.
For the three months ended June 30, 2008, general, administrative, selling and marketing costs incurred within our U.S. operations increased $400,000 or 18% to $2,576,000 compared to $2,176,000 for the same period of 2007.  The increase is primarily attributable to fees associated with a severance accrual recorded related to the departure of the Chief Financial Officer as well as accruals for another executive retention agreement.  In addition, consulting fees for the three months ended June 30, 2008 are greater than the same period of 2007 due to a consultant who has assisted the Company with strategic planning and also worked with the  Wilsons on the going-private effort.  Board of Trustee fees were also more for the second quarter of 2008 due to the decision of the Trustees’ Share Incentive Plan Committee to accelerate the vesting of restricted shares for Trustees whose terms ended in June 2008 as well as an increase in the size of the board and increased fee accruals for meetings held.  These increases were partially offset by a reduction in the accrual for stock appreciation rights due to a decrease in share price as well as a decrease in the number of shares remaining outstanding.

Depreciation Expense - U.S. Operations:
Depreciation expense increased $414,000 to $3,159,000 for the first six months of 2008 compared to $2,745,000 for the same period in 2007.  The increase in depreciation is primarily the result of depreciation related to the addition of Sheffield Greens Apartments.  Depreciation expense for the second quarter 2008 increased $23,000 to $1,497,000 compared to $1,474,000 for the second quarter 2007.

Interest Income – U.S. Operations:
Interest income decreased $362,000 to $229,000 for the six months ended June 30, 2008, as compared to $591,000 for the six months ended June 30, 2007.  For the three months ended June 30, 2008, interest income decreased $188,000 to $106,000, as compared to $294,000 for the three months ended June 30, 2007.  The decrease was primarily the result of undistributed bond proceeds held by the County being used to fund development costs, resulting in a reduction of interest income earned on these funds.  For the six and three months ended June 30, 2008 and 2007, the Company recognized $67,000 and $31,000 and $299,000 and $147,000 of interest income on these escrowed funds, respectively.

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
For the six months ended June 30, 2008, interest expense decreased $542,000 or 9% to $5,684,000, as compared to $6,226,000 for the same period of 2007.  For the three months ended June 30, 2008, interest expense decreased $239,000 or 8% to $2,921,000, as compared to $3,160,000 for the same period of 2007.  The decreases for the six and three month periods were primarily attributable to amortization of our mortgage notes as well as an increase in qualifying assets eligible for interest capitalization as new Apartment and Condominium projects begin in Fairway Village’s Gleneagles section, the construction of an office building within O’Donnell Lake Restaurant Park, and additional infrastructure investments as the Company nears completion of the County Road projects.
For the six and three months ended June 30, 2008, $1,246,000 and $667,000 of interest cost was capitalized, respectively.  For the six and three months ended June 30, 2007, $601,000 and $319,000 of interest cost was capitalized, respectively.

Minority Interest in Consolidated Entities – U.S. Operations:
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
For the six months ended June 30, 2008, minority interest in consolidated entities decreased $50,000 to $123,000, as compared to $173,000 for the same period of 2007.  For the three months ended June 30, 2008, minority interest in consolidated entities decreased $54,000 to $119,000, as compared to $173,000 for the same period of 2007.  The decreases for the six- and three-month periods were the result of a decrease in surplus cash distributions made to minority partners between periods.

Provision for Income Taxes – U.S. Operations:
The effective tax rates for the six and three months ended June 30, 2008, and June 30, 2007, were 25% and 31% and 33% and 46%, respectively.  The statutory rate is 40%.  The effective tax rates for 2008 and 2007 differ from the statutory rate due to relatively small net losses reported for the periods, the related benefit for which, were partially offset by accrued penalties on uncertain tax positions.

Results of Operations - Puerto Rico Operations:
For the six and three months ended June 30, 2008, our Puerto Rico segment generated operating income of $3,379,000 and $3,915,000, respectively, compared to operating income of $1,468,000 and $1,815,000 for the six and three months ended June 30, 2007, respectively.  Additional information and analysis of the Puerto Rico operations are as follows:

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
As of June 30, 2008, nine Puerto Rico-based apartment properties, representing twelve apartment complexes totaling 2,653 units, in which we hold an ownership interest (“Puerto Rico Apartments”) qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses. As of June 30, 2008, all of the Puerto Rico Apartments were HUD subsidized projects with rental rates governed by HUD.
Our Puerto Rico rental property portfolio also includes the operations of a commercial rental property in the community of Parque Escorial, known as Escorial Building One.  The company constructed and holds a 100% ownership interest in Escorial Building One, which commenced operations in September 2005.  Escorial Building One is a three-story building with approximately 56,000 square feet of offices space for lease.  The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005 and leases approximately 20% of the building.  The building was 46% leased including the Company's occupancy with a letter of intent for an additional 33% as of June 30, 2008.  Subsequent to June 30, 2008, the Company converted the letter of intent with University of Phoenix into a lease agreement.

Six months ended
Rental property revenues increased $117,000 or 1% to $11,243,000 for the six months ended June 30, 2008 compared to $11,126,000 for the same period of 2007.  The increase for the first half of 2008 as compared to the first half 2007 was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 2% while commercial revenues decreased by $64,000 or 25% due to reduced occupancy between periods.
Rental operating expenses increased $66,000 or 1% to $5,704,000 for the six months ended June 30, 2008 compared to $5,638,000 for the same period of 2007.  The increase for the first half of 2008 was related to overall inflationary increases of 3% for our multifamily apartment properties offset in part by reduced operating expenses of $66,000 or 19% for our commercial property due to bad debt expense, advertising and leasing concession during the six-month ended June 30, 2007, with no comparable amounts for the same period of 2008.

Three months ended
Rental property revenues increased $22,000 or 0% to $5,643,000 for the three months ended June 30, 2008 compared to $5,621,000 for the same period of 2007.  The increase for the second quarter of 2008 as compared to the second quarter 2007 was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 1% while commercial revenues decreased by $44,000 or 33% due to reduced occupancy between periods.
Rental operating expenses increased $27,000 or 1% to $2,934,000 for the three months ended June 30, 2008 compared to $2,907,000 for the same period of 2007.  The nominal increase for the second quarter of 2008 was related to overall inflationary increases of 2% for our multifamily apartment properties offset in part by reduced operating expenses of $39,000 or 22% for our commercial property due to advertising expense in the second quarter of 2007 with no comparable amounts for the same period of 2008.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There were no community development land sales during the six or three months ended June 30, 2008 and 2007.  There were no sales contracts in backlog at June 30, 2008.

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
For the six months ended June 30, 2008, homebuilding revenues decreased $2,232,000 or 43% as compared to the six months ended June 30, 2007.  The decrease was primarily driven by a reduction in the number of units and a decrease in the average selling price per unit.  Within the Torres project and during the six months ended June 30, 2008 twelve units were closed at an average selling price of approximately $249,000, generating aggregate revenues of $2,982,000.  During the six months ended June 30, 2007, twenty units within the Torres project were closed at an average selling price of $261,000 per unit generating $5,214,000 in home sales revenue.  The reduced average selling price per unit was the result of the type or mix of units sold during the respective periods.
For the three months ended June 30, 2008, homebuilding revenues decreased $1,388,000 or 65% as compared to the three months ended June 30, 2007.  The decrease was primarily driven by a reduction in the number of units sold as well as the average selling price per unit.  Within the Torres project and during the three-month period ended June 30, 2008, three units were closed at an average selling price of approximately $246,000 per unit, generating aggregate revenues of $738,000.  During the second quarter of 2007 eight units were closed at an average selling price of approximately $266,000, generating aggregate revenues of $2,126,000.  The reduced average selling price per unit was the result of the type or mix of units sold during the respective periods.
The gross margins for the six and three months ended June 30, 2008 and 2007 were 23% and 21% and 27% and 28%, respectively.  The decrease in the gross profit margins between 2008 and 2007 is attributable to the reduction in average selling price of the units for the respective periods due to the mix of unit types sold during the respective periods.
As of June 30, 2008, nine units remain unsold, two of which are currently under contract at an average selling price of $247,000.  As part of a promotional campaign, effective January 2008, each sales contract is backed by a $3,000 deposit as opposed to the $6,000 deposit previously required.  For the six months ended June 30, 2008, the Company’s sales activity resulted in the execution of thirteen contracts with no cancellations during the period.  For the same period in 2007, the Company had thirteen new contracts and five canceled contracts.  The Company continues to believe that the remaining units in Torres will sell at the current pricing.

 Management and Other fees – Puerto Rico Operations:
Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.  We recognize monthly fees from our management of four non-owned apartment properties and four home-owner associations operating in Parque Escorial.  For the six and three months ended June 30, 2008, management and other fees did not differ substantially from prior period amounts.

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
For the six months ended June 30, 2008, general, administrative, selling and marketing expenses decreased $175,000 or 12% to $1,273,000 as compared to $1,448,000 for the same period of 2007.  The decrease is primarily attributable to a reduction in salaries, bonus, fringe benefits and payroll tax accruals between periods.  For the first half of 2008, $787,000 of accruals for salaries, bonus, fringe benefits and payroll taxes were made as compared to $897,000 for the first quarter of 2007.  In addition, the property and municipal taxes for the first half of 2008 were $57,000 less than prior period due to a reduction in property taxes paid in 2008 compared to 2007 and a decrease in municipal taxes.  Finally, legal expenses were $20,000 less for the first half of 2008 due to a refund received in 2008 from an insurance company for legal services paid by the Company during 2007.
For the three months ended June 30, 2008, general, administrative, selling and marketing expenses decreased $127,000 or 17% to $605,000 as compared to $732,000 for the same period of 2007.  The decrease is primarily attributable to a reduction in bonus and related payroll tax accruals between periods.  For the second quarter 2008, $365,000 of accruals for salaries, bonus, fringe benefits and payroll taxes were made as compared to $434,000 for the second quarter of 2007.  In addition, the property and municipal taxes for the second quarter of 2008 were $49,000 less than prior period due to a reduction in property taxes paid in 2008 compared to 2007 and a decrease in municipal taxes.

Depreciation and Amortization Expense – Puerto Rico Operations:
Depreciation and amortization expense for the six months ended June 30, 2008 increased $47,000 or 3% to $1,883,000 as compared to $1,836,000 for six months ended June 30, 2007.  For the three months ended June 30, 2008, depreciation and amortization expense increased $25,000 or 3% to $948,000 as compared to $923,000 for the three months ended June 30, 2007.  The increases in depreciation expense for the six- and three-month periods resulted from capital improvements completed in our multifamily apartment properties.

Interest Income – Puerto Rico Operations:
Interest income for the six months ended June 30, 2008 decreased $209,000 to $17,000 as compared to $226,000 for the same period of 2007.  The decrease is primarily attributable to the recognition of non-recurring interest income on the El Monte note receivable in the first quarter of 2007 with no comparable amounts for the first half of 2008.  Interest income for the three months ended June 30, 2008 decrease $2,000 to $9,000 as compared to $11,000 in the same quarter of 2008.  The decrease for the second quarter is attributable to a reduction in the interest rate in certificate of deposits for 2008 compared to 2007.

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
For the six months ended June 30, 2008, equity in earnings from unconsolidated entities decreased $1,515,000 to $331,000, as compared to $1,846,000 during the same period of 2007.  The increase was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007, with no comparable amounts received in 2008.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.
For the three months ended June 30, 2008, equity in earnings from unconsolidated entities decreased $10,000 to $163,000 as compared to $173,000 during the same period of 2007.

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
For the six months ended June 30, 2008, interest expense decreased $280,000 or 9% to $2,886,000, as compared to $3,166,000 for the same period of 2007.  For the three months ended June 30, 2008, interest expense decreased $182,000 or 11% to $1,403,000 as compared to $1,585,000 for the same period of 2007.  The decrease in interest expense for the six- and three-month periods is attributable to a decrease in inter-segment interest expense due to the repayment of an inter-segment note in February 2008 as well as the normal reduction of interest expense in the mortgages of the apartments and commercial properties due to the reduction of the outstanding principal balances.
For the six and three months ended June 30, 2008, $97,000 and $37,000 of interest cost was capitalized, respectively.  For the six and three months ended June 30, 2007, $78,000 and $39,000 of interest cost was capitalized, respectively.

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
For the six months ended June 30, 2008, minority interest in consolidated entities decreased $186,000 to $1,198,000, as compared to $1,384,000 for the same period of 2007.  The decrease was primarily the result of a non-recurring $400,000 refinancing distribution made to minority partners of one of our partnerships in the first quarter of 2007.  This decrease was partially offset by an increase in surplus cash distributions to minority partners during the first half of 2008 as compared to the same period of 2007.
For the three months ended June 30, 2008, minority interest in consolidated entities increased $31,000 to $43,000, as compared to $12,000 for the same period of 2007.  The increase is attributable to increased income attributable to the limited partners from one partnership whose limited partners have not yet received distributions and absorbed losses in excess of their basis.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for the six and three months ended June 30, 2008 and 2007 were 55% and 13% and 49% and 37%, respectively.  The statutory rate is 29%.  The reconciling items from the effective tax rate and the statutory rate have opposite effects for the six months ended June 30, 2008 as a result of incurring a loss for that period, whereas income was recorded for all other periods presented.  The difference in the statutory tax rate and the effective tax rates for the six and three months ended June 30, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.  The difference in the statutory tax rate and the effective tax rate for the pre-tax income for the six and three months ended June 30, 2007, was primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase during the six month period.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of June 30, 2008, the Company had cash and cash equivalents of $22,131,000 and $21,451,000 in restricted cash.  The following table sets forth the changes in the Company's cash flows ($ in thousands):

	Six Months Ended June 30,
	2008	2007

Operating Activities	$(1,793)	$(7,072)
Investing Activities	(3,298)	(5,489)
Financing Activities	2,310	7,405
Net Decrease in Cash	$(2,781)	$(5,156)

For the six months ended June 30, 2008, operating activities used $1,793,000 of cash flows compared to $7,072,000 of cash flows used in operating activities for the six months ended June 30, 2007.  The $5,279,000 decrease in cash used in operating activities for the first half of 2008 compared to the same period in 2007 was primarily related to $5,692,000 less of a reduction in accounts payable and accrued liabilities during the six months ended June 30, 2008 as compared to the same period of 2007.  In addition, community development asset additions were $12,890,000 for the six months ended June 30, 2008, $771,000 less than the additions for the same period of 2007.  Partially offsetting these amounts were decreased home sales activities, which were $2,232,000 less for the first half of 2008 as compared to the same period for 2007.    From period to period, cash flow from operating activities are also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.
For the six months ended June 30, 2008, net cash used in investing activities was $3,298,000 compared to $5,489,000 for the first half of 2007.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The $2,191,000 decrease in cash used in investing activities generally relates to a decrease in capital improvements to our multifamily apartment properties.  For the half of 2008, we made capital improvements totaling $1,567,000 to our multifamily apartment properties, $3,141,000 less than the same period of 2007.  In the first half of 2007, the Company increased its investment in capital improvements as a result of the refinancing of several apartment properties and re-investment of some of those proceeds into the related projects.  In addition, the increase in restricted cash was $1,696,000 less for the six months ended June 30, 2008 as compared to the same period of 2007.  Partially offsetting these decreases in cash used in investing activities was a $1,402,000 increase in investments in construction of new buildings.  The Company is currently constructing a restaurant/office building within the O’Donnell Lake Restaurant Park.  In addition, the Company received payment in full for the El Monte receivable during the first six months of 2007, with no comparable amounts received in 2008.

For the six months ended June 30, 2008, net cash provided by financing activities was $2,310,000 as compared to $7,405,000 for the six months ended June 30, 2007.  The $5,095,000 decrease in cash provided by financing activities was primarily the result of the refinancing of the mortgages of two apartment properties, Village Lake Apartments, LLC and Coachman’s Apartments, LLC during the first quarter of 2007, with no comparable refinancings during the first six months of 2008.  In addition, there was a $1,469,000 decrease in draws received from the Charles County bond escrows between periods.  Partially offsetting these decreases in cash provided by financing activities was a $580,000 decrease in cash distributions to minority partners and a $1,032,000 decrease in dividends paid to shareholders, a result of the suspension of dividend payments in the forth quarter of 2007.

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
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company. For the six and three months ended June 30, 2008 and 2007, the Company recognized $62,000 and $31,000 and $299,000 and $147,000 of interest income on these escrowed funds, respectively.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (5.0% at June 30, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5 year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of June 30, 2008, $1,123,000 was outstanding under this facility leaving $2,477,000 available to fund completion of the building.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of June 30, 2008.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 200 basis points (4.68% at June 30, 2008).  The Company recently extended the maturity date for this facility from August 31, 2008 to August 31, 2009.  As part of the extension, the Company agreed to an increased rate equal to the LIBOR Rate plus 225 basis points beginning July 1, 2008, a reduction of the overall facility from $15,000,000 to $10,000,000 and to use the credit facility for the development of infrastructure in Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on June 30, 2008, was $1,775,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of June 30, 2008, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  There were no significant changes to our non-recourse debt obligations for our U.S. operations during the six months ended June 30, 2008.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of June 30, 2008, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").
On May 12, 2008, IGP agreed to provide a fixed charge and debt service guaranty related to the Escorial Office Building I, Inc (“EOB”) mortgage.  The fixed charge and debt service guaranty requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.  The Company does not expect the funding of this guarantee to have a material impact on its liquidity and cash flows.  There were no other significant changes to our non-recourse debt obligations for our Puerto Rico operations during the six months ended June 30, 2008.

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
As of June 30, 2008, the Company has $15,735,000 recorded as accrued income tax liabilities and $3,546,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions as required by the provisions of FIN 48.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

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
Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $15,315,000 of infrastructure expected to be funded through $14,092,000 of County bond proceeds, either by existing bond receivables or anticipated future issuances.  The Company expects to incur $6,576,000 of this development over the next twelve months, of which $5,352,000 is expected to be funded by County bond proceeds.  Further, as the Company nears completion of several significant County Roads Projects, $5,022,000 of retention and open payables as of June 30, 2008 will be required to be funded, none of which are eligible for bond funding.  In addition to County committed development, approximately $7,200,000 of project development is currently under contract, all of which is expected to be incurred over the next 12 months.  These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of cash flow and/or our $14,000,000 revolving credit facility or working capital.  As of June 30, 2008 we had contracts in place for $402,000 of planning and development costs in Puerto Rico of which $146,000 is expected to be incurred over the next twelve months.  In addition, on July 22, 2008, the Company signed a construction contract for $5,960,000 of site development related to the infrastructure of Hilltop phase I site development for future 220 condominium units in Parque Escorial which is expected to be incurred during the next eleven months.  Our $10,000,000 credit facility will be used to fund these expenditures.  Further, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida and other potential rental property opportunities.
On June 24, 2008 the Company and Cynthia L. Hedrick, Executive Vice President and Chief Financial Officer, entered into a separation agreement requiring the Company to pay Ms. Hedrick a $50,000 bonus and $600,000 severance payment. In response to new federal tax regulations, the Company will deposit the severance payment into a trust account on August 14, 2008, to be disbursed to Ms. Hedrick on February 15, 2009, subject to the terms of a Rabbi Trust Agreement.
Management has noted a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  Although Lennar is contractually obligated to take 200 lots per year, the market is not currently sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested and the Company granted a reduction of the 200 lot requirement for 2007.  In addition, the Company agreed to a temporary price reduction to 22.5% of the selling price of the home for 120 lots, 69 of which Lennar purchased during the first six months of 2008.  Further, should there also be a reduced demand for our commercial property our cash flow would be adversely impacted.

As a result of our existing commitments and the downturn in the residential real estate market, management expects to use its resources conservatively in 2008 and 2009.  As such, the Board of Trustees elected not to award 2007 bonuses to executive management or declare a dividend to our shareholders for the first and second quarters of 2008. Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset sales, and new financing are expected to meet our financial commitments for the next 12 months. However, there are no assurances that these funds will be generated.
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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness as of June 30, 2008 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures, as of the end of the period covered by this report, because of the significant deficiencies discussed below, were not effective in ensuring that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits with the SEC is accumulated and communicated to the issuer’s management as appropriate to allow timely decisions regarding required disclosure.
During June 2008, the audit committee of our board of trustees commenced an investigation into a possible violation of our established policies in connection with our Chairman and CEO’s efforts in 2007 to recruit a new member to our senior management team.  These efforts included the execution by our Chairman and CEO of a summary of agreement with the potential Company officer, subsequently retained by the Company as a consultant.  Company policies require that new hire salaries greater than $100,000 must be approved by the Compensation Committee of the Board of Trustees.  Furthermore, the Chairman does not have the authority to hire an officer of the Company without the express approval of a majority of the Board of Trustees.  While the Company, upon advice of independent counsel retained by the audit committee in connection with the investigation, has determined that the summary of agreement was not a binding contract, its execution was not made known to the Company’s financial management as appropriate to allow timely decisions regarding disclosure.
The Company is taking steps to ensure that the significant deficiencies are remediated, including by adopting the additional procedures listed below.  We believe that instituting such enhanced internal control procedures and disclosure controls and procedures is in line with current public company best practices and is specifically designed to prevent the recurrence of the current situation.
•           All business arrangements subject to the Board’s jurisdiction, including, but not limited to, employment offers to senior executives and officers should be authorized by the Board or a sub-Committee of the Board in advance of any written agreement or LOI.
•           All business arrangements subject to the Board’s jurisdiction, including, but not limited to, employment offers to senior executives and officers, should contain clear language specifying the offer is contingent upon review by legal counsel and the approval of the Board.
•           The Company should develop clear contracting procedures applicable to all business arrangements, including the advance review and approval of all contracts by finance and legal personnel and the manager of the appropriate business unit.
•           Copies of all executed contracts or LOIs should be immediately forwarded to the finance department, which shall maintain copies in a centralized location.
•           All officers and employees should immediately respond to requests for information from members of the Board of Trustees or company counsel.  Noncompliance with such requests may lead to significant sanctions as determined appropriate by the Board.
•           Consensus must be reached by the Governance and Nominating Committee prior to commencement of any efforts for recruiting top-level management.
•           ACPT officers and employees should use only their ACPT email accounts to conduct Company business.  Personal accounts should not be used to conduct ACPT’s business.

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

ACPT held its 2008 Annual Meeting of Shareholders on June 4, 2008.  At the meeting, shareholders voted on the election of five trustees; three to serve a three year term expiring at the 2011 Annual Meeting; one to serve a two year term expiring at the 2010 Annual Meeting; and one to serve a one year term expiring at the 2009 Annual Meeting.  The results of the voting were as follows:

Trustee	Term	Votes For	Votes Withheld
Donald J. Halldin	2011 Annual Meeting	4,370,719	650
Eric P. Von der Porten	2011 Annual Meeting	4,370,669	700
Ross B. Levin	2011 Annual Meeting	1,652,240	2,719,129
Michael E. Williamson	2010 Annual Meeting	4,363,519	7,850
Thomas E. Green	2009 Annual Meeting	4,365,919	5,450

For nominees to be elected, each must receive to affirmative vote of the majority of the Company’s outstanding shares.  Under the standard, Messrs. Halldin, Von der Porten, Williamson and Green were elected but Mr. Levin was not.  The terms of J. Michael Wilson, Thomas J. Shafer, Edwin L. Kelly and Antonio Ginorio continued after the meeting and each continue to serve as a trustee.

ITEM 5.	OTHER INFORMATION

As announced previously, Cynthia L. Hedrick, Executive Vice President and Chief Financial Officer, is leaving the company on August 14, 2008.  Matthew M. Martin, Vice President and Chief Accounting Officer, has been appointed to serve as the principal financial officer for the Company effective August 15, 2008.

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

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 14, 2008	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman and Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Cynthia L. Hedrick
Cynthia L. Hedrick Chief Financial Officer

Dated: August 14, 2008	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Accounting Officer