Form 10-Q
period 2008-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-11-12
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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

Yes ☐ No ☒

As of November 8, 2008, there were 5,229,954 Common Shares, par value $0.01 per share, issued and outstanding

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2008

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues
Rental property revenues	$46,673	$45,249
Community development-land sales	6,457	8,032
Homebuilding-home sales	3,476	6,113
Management and other fees, substantially all from related entities	568	756
Reimbursement of expenses related to managed entities	1,106	1,307
Total revenues	58,280	61,457

Expenses
Rental property operating expenses	22,291	22,901
Cost of land sales	5,218	5,930
Cost of home sales	2,694	4,399
General, administrative, selling and marketing	8,969	8,600
Depreciation and amortization	7,511	7,009
Expenses reimbursed from managed entities	1,106	1,307
Total expenses	47,789	50,146

Operating income	10,491	11,311

Other income (expense)
Interest and other income	497	1,178
Equity in earnings from unconsolidated entities	489	2,020
Interest expense	(12,780)	(14,037)
Minority interest in consolidated entities	(1,691)	(1,750)

Loss before provision for income taxes	(2,994)	(1,278)
Benefit for income taxes	(993)	(19)

Net loss	$(2,001)	$(1,259)

Loss per share
Basic and Diluted	$(0.38)	$(0.24)
Weighted average shares outstanding
Basic and Diluted	5,215	5,205
Cash dividends per share	$-	$0.30
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues
Rental property revenues	$15,736	$15,417
Community development-land sales	460	2,063
Homebuilding-home sales	494	899
Management and other fees, substantially all from related entities	188	250
Reimbursement of expenses related to managed entities	344	414
Total revenues	17,222	19,043

Expenses
Rental property operating expenses	7,374	7,787
Cost of land sales	493	1,574
Cost of home sales	394	583
General, administrative, selling and marketing	2,920	3,232
Depreciation and amortization	2,469	2,428
Expenses reimbursed from managed entities	344	414
Total expenses	13,994	16,018

Operating income	3,228	3,025

Other income (expense)
Interest and other income	135	288
Equity in earnings from unconsolidated entities	158	175
Interest expense	(4,224)	(4,700)
Minority interest in consolidated entities	(370)	(193)

Loss before benefit for income taxes	(1,073)	(1,405)
Benefit for income taxes	(443)	(307)

Net loss	$(630)	$(1,098)

Loss per share
Basic and Diluted	$(0.12)	$(0.21)
Weighted average shares outstanding
Basic and Diluted	5,222	5,207
Cash dividends per share	$-	$0.10
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation	$159,631	$164,352
of $157,494 and $150,292, respectively
Land and development costs	99,652	84,911
Condominiums under construction	1,917	4,460
Rental projects under construction or development	3,719	853
Investments in real estate, net	264,919	254,576

Cash and cash equivalents	19,303	24,912
Restricted cash and escrow deposits	20,414	20,223
Investments in unconsolidated real estate entities	6,476	6,528
Receivable from bond proceeds	2,162	5,404
Net accounts receivable	1,959	2,676
Deferred tax assets	34,778	34,075
Property and equipment, net of accumulated depreciation	967	1,045
Deferred charges and other assets, net of amortization of
$3,389 and $2,764 respectively	10,840	11,285
Total Assets	$361,818	$360,724

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$277,118	$279,981
Recourse debt	33,814	25,589
Accounts payable and accrued liabilities	22,675	24,874
Deferred income	3,017	3,214
Accrued current income tax liability	14,581	14,620
Total Liabilities	351,205	348,278

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value, 10,000,000 shares authorized, 5,229,954 shares issued and outstanding as of September 30, 2008 and December 31, 2007	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	17,545	17,377
Retained deficit	(6,608)	(4,607)
Total Shareholders' Equity	10,613	12,446
Total Liabilities and Shareholders' Equity	$361,818	$360,724
The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional
		Par	Treasury	Paid-in	Retained
	Number	Value	Stock	Capital	Deficit	Total
Balance December 31, 2007 (Audited)	5,229,954	$52	$(376)	$17,377	$(4,607)	$12,446
Net loss	-	-	-	-	(2,001)	(2,001)
Amortization of Trustee Restricted Shares	-	-	-	168	-	168
Balance September 30, 2008 (Unaudited)	5,229,954	$52	$(376)	$17,545	$(6,608)	$10,613

The accompanying notes are an integral part of this consolidated statement.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)
(Unaudited)

	2008	2007

Cash Flows from Operating Activities
Net loss	$(2,001)	$(1,259)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,511	7,009
Distribution to minority interests in excess of basis	1,587	1,988
Benefit for deferred income taxes	(703)	(5,019)
Equity in earnings-unconsolidated entities	(489)	(2,020)
Distribution of earnings from unconsolidated entities	490	521
Cost of land sales	5,251	5,930
Cost of home sales	2,694	4,399
Stock based compensation expense	91	190
Amortization of deferred loan costs	633	643
Changes in notes and accounts receivable	717	1,806
Additions to community development assets	(19,992)	(23,180)
Right of way easement	-	2,000
Homebuilding-construction expenditures	(151)	(547)
Deferred income	(197)	(479)
Changes in accounts payable, accrued liabilities	(2,161)	(1,050)
Net cash used in operating activities	(6,720)	(6,968)

Cash Flows from Investing Activities
Investment in office building and apartment construction	(2,866)	(452)
Change in investments - unconsolidated entities	51	1,538
Change in restricted cash	(191)	(1,841)
Additions to rental operating properties, net	(2,561)	(6,298)
Other assets	(339)	(221)
Net cash used in investing activities	(5,906)	(7,274)

Cash Flows from Financing Activities
Cash proceeds from debt financing	6,386	23,339
Payment of debt	(2,888)	(19,678)
County Bonds proceeds, net of undisbursed funds	5,106	5,301
Payments of distributions to minority interests	(1,587)	(1,988)
Dividends paid to shareholders	-	(1,548)
Net cash provided by financing activities	7,017	5,426

Net Decrease in Cash and Cash Equivalents	(5,609)	(8,816)
Cash and Cash Equivalents, Beginning of Period	24,912	27,459
Cash and Cash Equivalents, End of Period	$19,303	$18,643
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Interim Financial Reporting
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company has no items of other comprehensive income for any of the periods presented.  In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period.  While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007.  The operating results for the nine and three months ended September 30, 2008, and 2007, are not necessarily indicative of the results that may be expected for the full year.  Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Sales, Profit Recognition and Cost Capitalization
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” community development land sales are recognized at closing only when sufficient down payments have been obtained and initial and continuing investment criteria have been met, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.  Under the provisions of SFAS 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Accordingly, we recognize revenues and costs upon settlement with the homebuyer which doesn’t occur until after we receive use and occupancy permits for the building.
    The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold using the relative sales value method which rely on estimated costs and sales values.   In accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and constructionof the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold.  The cost of sales is determined by the percentage of completion method.  The Company considers interest expense on all debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied.  Any excess interest is reflected as interest expense.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition.  If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable.  Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project.  There have been no impairment charges for the nine and three months ended September 30, 2008 and 2007.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment loss to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the nine and three months ended September 30, 2008 and 2007.

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
As of September 30, 2008, the Company had cash and cash equivalents of $19,303,000 and $20,414,000 in restricted cash.  Included in the Company’s cash and cash equivalents are $8,756,000 of cash located within multifamily apartment entities, and to which the Company does not have direct control.  Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. For two of our Puerto Rico partnerships, the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable Financing Agency.

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis.  The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life,
•	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Building	$265,816	$265,115
Building improvements	10,606	10,414
Equipment	15,191	13,603
	291,613	289,132
Less: Accumulated depreciation	157,494	150,292
	134,119	138,840
Land	25,512	25,512
Operating properties, net	$159,631	$164,352

Other Property and Equipment
In addition, the Company owned other property and equipment of $967,000 and $1,045,000, net of accumulated depreciation of $2,480,000 and $2,294,000 respectively, as of September 30, 2008 and December 31, 2007 respectively.

Depreciation
Total depreciation expense was $7,511,000 and $7,009,000 for the nine months ended September 30, 2008 and 2007, respectively, and $2,469,000 and $2,428,000 for the three months ended September 30, 2008 and 2007, respectively.

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

Apartment Partnerships
The unconsolidated apartment partnerships as of September 30, 2008 and 2007 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) which collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that it is not the primary beneficiary and does not bear the majority of the risk of expected losses.  The Company holds a nominal (1% or less) economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $246,000 and $231,000 and for Lakeside of $160,000 and $172,000 as of September 30, 2008 and December 31, 2007, respectively.  All amounts are fully reserved.  Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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
On April 30, 2004, the Company purchased a 50% limited partnership interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500.  Insular is owned by the J. Michael Wilson Family, a related party.  In December 2004, a third party buyer purchased El Monte for $20,000,000, $17,000,000 in cash and $3,000,000 in notes.  The net cash proceeds from the sale of the real estate were distributed to the partners.  As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004.  The gain on sale was reduced by the amount of the seller's note, which is subject to future subordination.  In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note.  The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received.  In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income.  The Company has no required funding obligations and management expects to wind up El Monte’s affairs during 2009.

Land Development Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue.  The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan, which was amended in June 2006, December 2006 and again in October 2007.  Included within these amendments, the maximum borrowings outstanding on the facility were reduced to $5.0 million.  For the October 2007 amendment, the development loan was modified to provide a one-year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  In the nine and three months ended September 30, 2008, the joint venture did not sell any lots.  In the nine and three months ended September 30, 2007, the joint venture sold 48 and 18 lots to Lennar and recognized $1,063,000 and $408,000 in deferred revenue, off-site fees and management fees and $358,000 and $140,000 of deferred costs, respectively.
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

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)

Summary Financial Position:
Total Assets
September 30, 2008	$4,822	$27,867	$12,714	$45,403
December 31, 2007	4,980	27,379	12,397	44,756
Total Non-Recourse Debt
September 30, 2008	3,136	22,960	4,998	31,094
December 31, 2007	3,189	22,960	4,722	30,871
Total Other Liabilities
September 30, 2008	967	490	783	2,240
December 31, 2007	976	147	741	1,864
Total Equity
September 30, 2008	719	4,417	6,933	12,069
December 31, 2007	815	4,272	6,934	12,021

Company's Investment, net (1)
September 30, 2008	-	4,649	1,828	6,477
December 31, 2007	(1)	4,701	1,828	6,528

Summary of Operations:
Total Revenue
Nine Months Ended September 30, 2008	620	2,653	-	3,273
Nine Months Ended September 30, 2007	604	2,730	5,560	8,894
Three Months Ended September 30, 2008	202	864	-	1,066
Three Months Ended September 30, 2007	203	909	1,951	3,063
Net Income (Loss)
Nine Months Ended September 30, 2008	(97)	1,339	-	1,242
Nine Months Ended September 30, 2007	(155)	1,407	2	1,254
Three Months Ended September 30, 2008	(30)	430	-	400
Three Months Ended September 30, 2007	(58)	470	-	412
Company's recognition of equity in earnings
Nine Months Ended September 30, 2008	-	490	-	490
Nine Months Ended September 30, 2007 (2)	(1)	521	-	520
Three Months Ended September 30, 2008	-	159	-	159
Three Months Ended September 30, 2007	-	175	-	175

			Land
			Development
	Apartment	Commercial	Joint
	Properties	Property	Venture	Total
	(in thousands)
Summary of Cash Flows:
Cash flows provided by (used in) operating activities
Nine Months Ended September 30, 2008	$61	$1,627	$42	$1,730
Nine Months Ended September 30, 2007	38	1,710	5,508	7,256
Three Months Ended September 30, 2008	11	650	40	701
Three Months Ended September 30, 2007	(12)	865	2,359	3,212
Company's share of cash flows from operating activities
Nine Months Ended September 30, 2008	1	736	21	758
Nine Months Ended September 30, 2007	-	774	2,754	3,528
Three Months Ended September 30, 2008	-	294	20	314
Three Months Ended September 30, 2007	-	392	1,179	1,571
Operating cash distributions
Nine Months Ended September 30, 2008	-	1,194	-	1,194
Nine Months Ended September 30, 2007	-	1,236	-	1,236
Three Months Ended September 30, 2008	-	421	-	421
Three Months Ended September 30, 2007	-	442	-	442
Company's share of operating cash distributions
Nine Months Ended September 30, 2008	-	541	-	541
Nine Months Ended September 30, 2007	-	560	-	560
Three Months Ended September 30, 2008	-	191	-	191
Three Months Ended September 30, 2007	-	200	-	200

Notes:
(1)  Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)  Excludes collection of the El Monte note receivable, resulting in recognition of $1.5 million as Equity in Earnings, see Note 6.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at September 30, 2008 and December 31, 2007 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	September 30,	December 31,
	From/To	From/To	2008	2007
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a), (b), (c), (d)	05-01-09/03-01-23	4%/8%	$33,620	$25,490
General obligations (e)	06-01-09/03-03-12	Non-interest
		bearing/8.55%	194	99
Total Recourse Debt			33,814	25,589

Non-Recourse Debt
Investment Properties (f)(g)	04-30-09/08-01-47	4.95%/10%	277,118	279,981
Total debt			$310,932	$305,570
a)
As of September 30, 2008, $25,629,000 of the community development recourse debt relates to the general obligation bonds issued by the Charles County government as described in detail under the heading "Financial Commitments" in Note 5.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000, bears interest at Prime plus 0.75% (5.75% at September 30, 2008) and matures on May 1, 2009.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of September 30, 2008 $3,026,000 was outstanding on the Revolver.

c)
LDA has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (5.038% at September 30, 2008).  The facility is to be used to fund the development of infrastructure in Parque Escorial and Parque El Comandante and matures on August 31, 2009.  The outstanding balance of this facility on September 30, 2008, was $2,754,000.

d)
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (5.0% at September 30, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of September 30, 2008, $2,211,000 was outstanding under this facility leaving $1,389,000 available to fund completion of the building.

e)
The general recourse debt outstanding as of September 30, 2008, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of September 30, 2008, approximately $73,913,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

g)
On May 12, 2008, IGP agreed to provide a fixed charge and debt service guarantee related to the Escorial Office Building I, Inc (“EOB”) mortgage.  The fixed charge and debt service guarantee requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of September 30, 2008, the Company was in compliance with the financial covenants and the other provisions of its loan agreements.

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system.  As part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  These bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.1%, call for semi-annual interest payments and annual principal payments and mature in fifteen years.  Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As of September 30, 2008, all of the bond proceeds had been used to fund the specified development.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds.  The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex which opened in May of 2008.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  These bonds bear interest rates ranging from 4.9% to 5.75%, for a blended lifetime rate of 5.2%, call for semi-annual interest payments and annual principal payments and mature in fifteen years.  The terms of the bond repayment agreement are similar to those noted above.  As of September 30, 2008, $2,162,000 of these bond proceeds are recorded as a receivable and available to fund the related infrastructure.  The Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
As of September 30, 2008, ACPT is guarantor of $23,777,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreement and Arrangement
ACPT entered into a consulting and retirement compensation agreement with Interstate General Company L.P.’s (“IGC”) founder and Chief Executive Officer, James J. Wilson, effective October 5, 1998 (the "Consulting Agreement").  IGC was the predecessor company to ACPT.  Under the terms of the Consulting Agreement, the Company paid Mr. Wilson $200,000 per year through September 2008, and accordingly, no more payments are due under this agreement.

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans.  In many cases more than one company guarantees the same debt.  Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of September 30, 2008, ACPT has guaranteed $25,629,000 of outstanding debt owed by its subsidiaries.  IGP has guaranteed $2,754,000 of its subsidiaries' outstanding debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to fifteen years.  In addition to debt service guarantees, both the Company and Lennar provided development completion guarantees related to the St. Charles Active Adult Community Joint Venture.  We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters
    In 2006, a group of approximately 60 tenants of Capital Park Towers Apartments (“Capital Park”) a property managed, but not owned by ARMC and located at 301 G Street, S.W., Washington, D.C. filed a tenant petition with the Rent Administrator for the District of Columbia challenging increases in rent implemented with respect to said tenants units during the previous three year period (“Initial Case”).  The Company's Chairman has an economic interest in the property related to a note receivable from Capital Park.  Following the initial petition, a group of 60 additional tenants filed a similar petition in May of 2008.  The Initial Case is set for an initial hearing on the merits on November 7, 2008.  While the Company has numerous defenses to the claims asserted in both cases, at this time management believes that potential exposure to damages in these cases is probable and estimates the loss at approximately $230,000.  Generally, these types of losses are covered by our insurance policies.  However, the Company has recently been informed that our insurance carrier intends to deny these claims.  We intend to vigorously defend against the claims asserted and will continue to pursue coverage under our insurance policies.  Given the current circumstances, the Company accrued $230,000 in the third quarter 2008 related to the potential losses.  However, absent a settlement of the case, it will likely take a number of years before the case is concluded and a final determination rendered.

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

Certain officers and trustees of ACPT conduct business with or have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		2008	2007	2008	2007
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$32	$32	$11	$11
Affiliates of J. Michael Wilson, CEO and Chairman		-	43	-	-
		$32	$75	$11	$11

Rental Property Revenues	(B)	$36	$43	$6	$15

Interest and Other Income
Unconsolidated real estate entities with third party partners		$6	$6	$2	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$(2)	$25	$7	$14
Reimbursement to IBC for ACPT's share of J. Michael Wilson's compensation		311	293	104	98
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, CEO and Chairman		(14)	(18)	(4)	(5)
Reimbursement of legal fees to attorney for J. Michael Wilson	(C1)		188		140
Consulting Fees
James J. Wilson, IGC Chairman and Director	(C2)	150	150	50	50
Thomas J. Shafer, Trustee	(C3)	45	45	15	15
		$490	$683	$172	$312

BALANCE SHEET:		Balance	Balance
		September 30,	December 31,
		2008	2007
Other Assets
Receivables - All unsecured and due on demand
Unconsolidated Subsidiaries		$5	$-
Affiliate of J. Michael Wilson, CEO and Chairman		-	5
Total		$5	$5

Other Liabilities
Payable due to Affiliate of J. Michael Wilson, CEO and Chairman		$13	$-

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

(C)          Other
Other transactions with related parties are as follows:
1)
In second quarter 2007, The Independent Trustees concluded that certain legal fees and expenses incurred by J. Michael Wilson related to seeking a strategic partner would be reimbursed by the Company.  The Independent Trustees authorized the Company to fund up to $225,000 of such costs, $188,000 of which were incurred through the third quarter of 2007.

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

The total amount of unrecognized tax benefits as of September 30, 2008, was $15,095,000.  Included in the balance at September 30, 2008, were $41,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at beginning of period (December 31, 2007)	$14,869
Change attributable to tax positions taken during a prior period	252
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	(26)
Unrecognized tax benefit at end of period (September 30, 2008)	$15,095

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  Our Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007, included interest expense of $1,031,000 and $855,000, respectively and penalties of $58,000 and $143,000, respectively.  Our Consolidated Statements of Income for the three months ended September 30, 2008 and 2007, included interest expense of $298,000 and $304,000, respectively and penalties of $20,000 and $71,000, respectively.  Our Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, included accrued interest of $3,844,000 and $2,814,000, respectively and accrued penalties of $1,143,000 and $1,085,000, respectively.
The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the United States for the years ended December 31, 2005 through 2007 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2004 through 2007 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $577,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

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

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,903,000 for the nine months ended September 30, 2008, which represents 16% of the U.S. segment's revenue and 10% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2008.
Residential land sales to Lennar within our U.S. segment were $5,131,000 for the nine months ended September 30, 2007 which represented 14% of the U.S. segment's revenue and 8% of our total year-to-date consolidated revenue.  No customers accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2007.
The following presents the segment information for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months Ended September 30, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	29,676	16,997	-	46,673
Rental property operating expenses	13,736	8,571	(16)	22,291
Land sales revenue	6,457	-	-	6,457
Cost of land sales	5,218	-	-	5,218
Home sales revenue	-	3,476	-	3,476
Cost of home sales	-	2,694	-	2,694
Management and other fees	117	471	(20)	568
General, administrative, selling and marketing expense	7,045	1,928	(4)	8,969
Depreciation and amortization	4,684	2,827	-	7,511
Operating income	5,567	4,924	-	10,491
Interest income	300	29	(14)	315
Equity in earnings from unconsolidated entities	(1)	490	-	489
Interest expense	8,506	4,288	(14)	12,780
Minority interest in consolidated entities	456	1,235	-	1,691
(Loss) income before benefit for income taxes	(3,081)	87	-	(2,994)
Income tax benefit	(931)	(62)	-	(993)
Net (loss) income	(2,150)	149	-	(2,001)
Gross profit on land sales	1,239	-	-	1,239
Gross profit on home sales	-	782	-	782
Total assets	262,446	99,741	(369)	361,818
Additions to long lived assets	4,633	794	-	5,427

	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months Ended September 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	28,529	16,720	-	45,249
Rental property operating expenses	14,376	8,543	(18)	22,901
Land sales revenue	8,032	-	-	8,032
Cost of land sales	5,930	-	-	5,930
Home sales revenue	-	6,113	-	6,113
Cost of home sales	-	4,399	-	4,399
Management and other fees	299	479	(22)	756
General, administrative, selling and marketing expense	6,355	2,249	(4)	8,600
Depreciation and amortization	4,252	2,757	-	7,009
Operating income	5,947	5,364	-	11,311
Interest income	843	228	(80)	991
Equity in earnings from unconsolidated entities	(1)	2,021	-	2,020
Interest expense	9,436	4,681	(80)	14,037
Minority interest in consolidated entities	332	1,418	-	1,750
(Loss) income before (benefit) provision for income taxes	(2,975)	1,697	-	(1,278)
Income tax (benefit) provision	(829)	810	-	(19)
Net (loss) income	(2,146)	887	-	(1,259)
Gross profit on land sales	2,102	-	-	2,102
Gross profit on home sales	-	1,714	-	1,714
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	6,226	524	-	6,750

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended September 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,823	5,594	-	15,417
Rental property operating expenses	4,887	2,905	(5)	7,787
Land sales revenue	2,063	-	-	2,063
Cost of land sales	1,574	-	-	1,574
Home sales revenue	-	899	-	899
Cost of home sales	-	583	-	583
Management and other fees	91	166	(7)	250
General, administrative, selling and marketing expense	2,432	801	(1)	3,232
Depreciation and amortization	1,507	921	-	2,428
Operating income	1,577	1,449	(1)	3,025
Interest income	252	2	(25)	229
Equity in earnings from unconsolidated entities	-	175	-	175
Interest expense	3,210	1,515	(25)	4,700
Minority interest in consolidated entities	159	34	-	193
(Loss) income before (benefit) provision for income taxes	(1,539)	134	-	(1,405)
Income tax (benefit) provision	(348)	41	-	(307)
Net (loss) income	(1,191)	93	-	(1,098)
Gross profit on land sales	489	-	-	489
Gross profit on home sales	-	316	-	316
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	1,707	102	-	1,809

(9)	SUBSEQUENT EVENTS

Appointment of Stephen Griessel as Chief Executive Officer

Effective October 1, 2008, the Company appointed Mr. Stephen Griessel as the Company’s Chief Executive Officer.  Effective the same date, J. Michael Wilson resigned from that position, but will continue to serve as Chairman of the Board of Trustees.  In connection with his appointment as Chief Executive Officer, the Company entered into an employment agreement with Mr. Griessel effective the same.  The agreement supersedes Mr. Griessel’s prior consulting agreement with the Company, dated July 2, 2007.  The agreement provides for Mr. Griessel to serve as the Company’s Chief Executive Officer for a term expiring October 1, 2011, unless earlier terminated pursuant to the terms of the agreement.  The agreement renews automatically for successive one-year periods following October 1, 2011, unless either the Company or Mr. Griessel notifies the other of non-renewal in accordance with the terms of the agreement.

The agreement also provides that the Company will grant Mr. Griessel an award of 363,743 restricted common shares of beneficial interest.  Such shares will be awarded pursuant to, and shall vest in accordance with, an award agreement granted under the Company’s equity incentive plan and approved by the Company’s Compensation Committee, subject to approval by the Company’s Board of Trustees, with such award remaining subject to approval by the Company’s shareholders at the Company’s annual meeting.  Half the shares awarded will vest over five years with the remaining shares vesting based on performance criteria to be determined by the Company’s Board of Trustees.  Mr. Griessel has also entered into an agreement with Mr. Wilson and members of his family pursuant to which the Wilsons have assigned to Mr. Griessel the economic benefit of seven percent of the shares of common stock owned by them.

Retirement of Edwin L. Kelly as President and Chief Operating Officer

On October 1, 2008, Mr. Edwin L. Kelly notified the Company that he will retire as the Company’s President and Chief Operating Officer effective December 1, 2008.  Through December 1, 2008, Mr. Kelly will continue to be compensated in accordance with the terms of the Executive Retention Agreement between him and the Company.  On December 1, 2008, his agreement will terminate in accordance with its terms, and it will not be renewed.  Pursuant to the agreement, Mr. Kelly will receive a severance payment equal to 36 months of his base salary to be paid in a single lump sum on December 1, 2008.  The Company has also agreed to enter into a consulting agreement with Mr. Kelly for an initial term of one year.

Revolving Line of Credit

On October 20, 2008, the Company received $3,546,000 from its revolving acquisition and development line of credit.  With this draw, the Company has $6,572,000 outstanding on this facility.

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

EXECUTIVE SUMMARY OF RESULTS
Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.  For the nine and three months ended September 30, 2008, our consolidated rental revenues increased $1,424,000 and $319,000 or 3% and 2%, respectively, as compared to the same periods of 2007.  The increase was primarily attributable to construction of new units in our United States segment as well as overall rent increases at comparable properties in both the United States and Puerto Rico segments.
Community development land sales for the nine and three months ended September 30, 2008 decreased $1,575,000 and $1,603,000 or 20% or 78%, respectively, as compared to the same period of 2007.  Land sales revenue in any one period is affected by the timing of lot sales, the mix of lot type as well as a mix between residential and commercial sales.  For the nine-month period, community development land sales were less than the prior period due to decreases in commercial land sales, decreases in the recognition of previously deferred revenue, offset in part by increases in residential lot sales. For the three-month period, community development land sales were also less than prior period as there were no residential lot sales and less recognition of previously deferred revenue during the third quarter 2008.
Home sales for the nine and three months ended September 30, 2008 decreased $2,637,000 and $405,000 or 43% and 45%, respectively, as compared to the same period of 2007.  Home sales, currently sourced from the Puerto Rico segment, are impacted by the local real estate market.  The Company settled fourteen and two units during the nine and three months ended September 30, 2008, respectively, as compared to twenty-three and three units, respectively, closed during the same periods of 2007.  As of September 30, 2008, seven completed units remain within inventory, of which we currently have one unit under contract.  We currently believe that the remaining units will sell within the next twelve months.
On a consolidated basis, the Company reported a net loss for the nine and three months ended September 30, 2008 of $2,001,000 and $630,000, respectively.  The net losses for the nine and three months ended September 30, 2008 include $993,000 and $443,000 as benefits for income taxes, resulting in consolidated effective tax rates of approximately 33% and 41%, respectively.  The consolidated effective rate for the nine months ended September 30, 2008 was impacted by the benefit recorded for the net losses, offset by accrued penalties on uncertain tax positions and certain nondeductible permanent items.  The consolidated effective rate for the three months ended September 30, 2008 was the result of a benefit recorded for losses from our United States segment at the United States statutory rate offset in part by a provision recorded for income reported for the Puerto Rico segment at the Puerto Rico statutory rate.  For further discussion of these items, see the provision for income taxes discussion within the United States and Puerto Rico segment discussion.
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
Refer to the Company’s 2007 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long-lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the nine and three months ended September 30, 2008, there were no material changes to our policies.

RESULTS OF OPERATIONS
The following discussion is based on the consolidated financial statements of the Company.  It compares the results of operations of the Company for the nine and three months ended September 30, 2008 (unaudited), with the nine and three months ended September 30, 2007 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations - U.S. Operations:
For the nine and three months ended September 30, 2008, our U.S. segment generated operating income of $5,567,000 and $1,684,000, respectively, compared to operating income of $5,947,000 and $1,577,000 for the nine and three months ended September 30, 2007, respectively.  Additional information and analysis of the U.S. operations are as follows:

Rental Property Revenues and Operating Expenses - U.S. Operations:
As of September 30, 2008, nineteen U.S. based apartment properties, representing 3,256 units, in which we hold an ownership interest qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses.
As of September 30, 2008, thirteen of the consolidated properties were market rent properties, representing 1,856 units, allowing us to determine the appropriate rental rates.  Even though we can determine the rents, 54 of our units at one of our market rent properties must be leased to tenants with low to moderate income.  HUD subsidizes three of the properties representing 836 units and the three remaining properties are a mix of 137 subsidized units and 427 market rent units.  HUD dictates the rents of the subsidized units.

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

Nine months ended
For the nine months ended September 30, 2008, rental property revenues increased $1,147,000 or 4% to $29,676,000 compared to $28,529,000 for the nine months ended September 30, 2007.  The increase in rental revenues was primarily the result of additional revenues for Sheffield Greens Apartments which accounted for approximately $664,000 of the difference.  The increase was also attributable to an overall 2% increase in rents between periods.  These rental revenue increases were offset in part by increases in the vacancy rate at certain multifamily apartment properties in St. Charles and Baltimore.  However, incentives implemented by management to address the vacancy rates at these properties have been successful as vacancy rates have been reduced between the second and third quarters of 2008.
Rental property operating expenses decreased $640,000 or 4% for the nine months ended September 30, 2008 to $13,736,000 compared to $14,376,000 for the same period of 2007.  The overall decrease in rental property operating expenses was the result of cost cutting measures implemented at the end of 2007 and into 2008.  The cost cutting measures resulted in decreased operating expenses for comparable properties of $673,000 or 5%.  The decreases were experienced primarily in advertising expense, office salaries and expenses, security, grounds expense, repairs and maintenance, snow removal, rehabilitation, painting & decorating and insurance.  This amount is net of a significant increase noted in property taxes of $193,000 or 14% at comparable properties.  Partially offsetting these decreases was an increase in operating expenses for Sheffield Greens Apartments of $322,000 related to partial operations in the first half of 2007.

Three months ended
For the three months ended September 30, 2008, rental property revenues increased $159,000 or 2% to $9,982,000 compared to $9,823,000 for the three months ended September 30, 2007.  Overall, comparable gross potential rental revenues increased $181,000 or 2%.  (The increase was offset in part by a $22,000 increase in vacancy rates.)  As noted above, incentives implemented by management to address the vacancy rates have been successful and management has noted improvement in vacancies since the second quarter.
Rental property operating expenses decreased $375,000 or 8% for the third quarter of 2008 to $4,512,000 compared to $4,887,000 for the third quarter of 2007.  The overall decrease in rental property operating expenses was the result of cost cutting measures implemented at the end of 2007 and into 2008.  Operating expense decreases were experienced primarily within advertising, concessions, office salaries and expenses, grounds and repairs and maintenance.  Offsetting the noted decreases were increases in utilities and real estate taxes.

Community Development - U.S. Operations:
Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  In March 2004, the Company executed Development and Purchase Agreements with Lennar Corporation (the “Lennar Agreements”) to develop and sell 1,950 residential lots (1,359 single-family lots and 591 town home lots) in Fairway Village in St. Charles, Maryland.  The Lennar Agreements require the homebuilder to provide $20,000,000 in letters of credit to secure the purchase of the lots.  As security for the Company’s obligation to develop the lots, a junior lien was placed on the residential portion of Fairway Village.  The agreements require Lennar to purchase 200 residential lots per year, provided that they are developed and available for delivery as defined by the Development Agreement.  For each lot sold in Fairway Village, the Company must deposit $10,300 in an escrow account to fund the principal payments due to Charles County, at which time the lots are released from the junior lien.  In December 2007, the Company agreed to an amendment to the Lennar Agreements which temporarily reduced the final lot price for 100 lots (51 lots purchased by Lennar in December 2007 and 49 lots purchased during 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per townhome lot.  During the first nine months of 2008, Lennar actually purchased 69 total lots, 20 more than required by the December Amendment.  The Company agreed that these additional 20 lots would be sold with the same terms as those covered by the December Amendment.
Sales are closed on a lot-by-lot basis at the time when the builder purchases the lot.  The final selling price per lot sold to Lennar may exceed the guaranteed minimum price recognized at closing since the final lot price is based on a percentage of the base price of the home sold on the lot, but not less than the guaranteed minimum price.  Additional revenue exceeding the guaranteed minimum take down price per lot will be recognized upon Lennar's settlement with the respective homebuyers.
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
Community development land sales revenue decreased $1,575,000 for the nine months ended September 30, 2008 to $6,457,000 as compared to $8,032,000 for the nine months ended September 30, 2007.  The decrease was primarily related to fewer commercial land sales and less recognition of previously deferred revenue, partially offset by an increase in residential land sales between the nine-month periods.
Community development land sales revenue decreased $1,603,000 or 78% for the three months ended September 30, 2008 to $460,000 as compared to $2,063,000 for the three months ended September 30, 2007.  The overall decrease primarily resulted from no residential land sales during the third quarter 2008 as well as less recognition of previously deferred revenue as compared to the third quarter of 2007.  Further discussions of the components of these variances are as follows:

Residential Land Sales
For the nine months ended September 30, 2008, we recognized $5,479,000 related to the delivery of eight townhome lots and sixty-one single family lots to Lennar as compared to $2,255,000 consisting of twenty-four townhome lots and three single family lots delivered in the nine months ended September 30, 2007.  For the lots delivered in 2008, we recognized as revenue the minimum guaranteed price of $68,000 per townhome lot and $78,000 per single family lot, plus water and sewer fees, road fees and other off-site fees.  For the lots delivered in 2007, we recognized as revenue an average minimum guaranteed price of $76,667 per townhome lot and $115,333 per single family lot, plus water and sewer fees, road fees and other off-site fees.
For the three months ended September 30, 2008, we did not deliver any lots to Lennar.  For the same period of 2007, we recognized $650,000 related to the delivery of ten townhome lots.  These lots represent an average minimum guaranteed price of $65,000 per townhome lot.  In addition, the Company receives water and sewer fees, road fees and other off-site fees.
The Company recognizes additional revenue based on a percentage of the final settlement price of the home sold by Lennar to the homebuyer, to the extent greater than the guaranteed minimum price, as provided by our agreement with Lennar.  For the nine and three months ended September 30, 2008, the Company recognized $424,000 and $211,000, respectively, of additional revenue for lots that were previously delivered to Lennar.  For the nine and three months ended September 30, 2007, the Company recognized $1,813,000 and $727,000, respectively, of additional revenue for lots that were previously delivered to Lennar.
As of September 30, 2008, 1,441 lots remained under contract to Lennar, of which 60 single family lots were developed and ready for delivery.

Commercial Land Sales
For the nine months ended September 30, 2008, we sold 1.89 commercial acres in St. Charles for $362,000.  This compares to 6.81 commercial acres in St. Charles for $2,717,000 for the nine months ended September 30, 2007.  For the three months ended September 30, 2008, we sold .90 commercial acres in St. Charles for $178,000 compared to 1.03 commercial acres for $180,000 for the third quarter 2007.  As of September 30, 2008, our commercial sales backlog contained 82.15 acres under contract for a total of $16,275,000.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company manages the project’s development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company’s investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received are reflected as deferred revenue.  The deferred revenue and related deferred costs will be recognized into income as the joint venture sells lots to Lennar.  In March 2005, the joint venture closed a non-recourse development loan which was amended in September 2006, again in December 2006, and again in October 2007.  Most recently, the development loan was modified to provide a one-year delay in development of the project, as to date, lot development has outpaced sales.  Per the terms of the loan, both the Company and Lennar provided development completion guarantees.  The Company is currently negotiating with Lennar for their purchase of the Company’s equity within this Joint Venture.
In the nine months ended September 30, 2008, the joint venture did not deliver any lots to Lennar.  However, in the nine and three months ended September 30, 2007, the joint venture delivered 48 and 18 lots to Lennar.  Accordingly, the Company recognized $1,063,000 and $408,000 in deferred revenue and off-site fees and $358,000 and $140,000 of deferred costs for the nine and three months ended September 30, 2007, respectively.

Gross Margin on Land Sales
The gross margin on land sales for the nine and three months ended September 30, 2008 were 19% and negative 7%, respectively, as compared to 26% and 24% for the same periods of 2007, respectively.  Gross margins differ from period to period depending on the mix of land sold as well as volume of sales available to absorb certain period costs.  Excluding period costs, gross margins for the nine months ended September 30, 2008 were 27% for residential land sales and 30% for commercial sales as compared to residential margins of 42% and commercial margins of 17% for the same period 2007.  The commercial margins for 2007 were impacted by increases in the estimated cost of constructing a boardwalk within the O’Donnell Lake Restaurant Park as the actual bid proposals received were higher than the engineer’s expected cost.
For the three months ended September 30, 2008, sales volumes were insufficient to absorb period costs, resulting in negative margins.  Excluding period costs, gross margins for the three months ended September 30, 2008 were 27% for residential land sales and 29% for commercial sales as compared to residential margins of 30% and commercial margins of 37% for the same period 2007.

Customer Dependence
Residential land sales to Lennar within our U.S. segment were $5,903,000 for the nine months ended September 30, 2008, which represents 16% of the U.S. segment's revenue and 10% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2008.  Loss of all or a substantial portion of our land sales, as well as the joint venture's land sales, to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

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
The Company manages the project development of the joint venture with Lennar for a market rate fee pursuant to a management agreement.  These fees are based on the cost of the project and a prorated share is earned when each lot is sold.  As noted above, the Company is currently negotiating with Lennar for their purchase of the Company’s equity within the Joint Venture, at which point the Company would no longer receive management fees from the Joint Venture.
Management fees for the nine months ended September 30, 2008 decreased $182,000 to $117,000 as compared to $299,000 for the same period of 2007.  Management fees for the three months ended September 30, 2008 decreased $53,000 to $38,000 as compared to $91,000 for the same period of 2007.  The decreases in the nine and three month periods were primarily as a result of the reduction in number of lots delivered by the joint venture.  Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.

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
For the nine months ended September 30, 2008, general, administrative, selling and marketing costs incurred within our U.S. operations increased $690,000 or 11% to $7,045,000 compared to $6,355,000 for the same period of 2007.  The increase is primarily attributable to expenses associated with a severance accrual related to the departure of the Chief Financial Officer, accruals for another executive retention agreement as well as an accrual related to the Capital Park litigation.  In addition, legal costs increased for the nine months ended September 30, 2008 as compared to the same period of 2007 due to an internal investigation.  Accounting and audit expenses were also greater than the prior period due to certain tax structuring services.  Board of Trustee fees were also more for the first nine months of 2008 due to the decision of the Trustees’ Share Incentive Plan Committee to accelerate the vesting of restricted shares for Trustees whose terms ended in June 2008, as well an increase in the size of the board and increased fee accruals for meetings held.  These increases were partially offset by a reduction in the accrual for stock appreciation rights due to a decrease in share price, as well as a decrease in the number of rights remaining outstanding, a decrease in strategic planning expenses, a decrease in selling and marketing expenses and a decrease in advertising expenses.
For the three months ended September 30, 2008, general, administrative, selling and marketing costs incurred within our U.S. operations decreased $166,000 or 7% to $2,266,000 compared to $2,432,000 for the same period of 2007.  The decrease is primarily attributable to decreases in strategic planning expenses as these efforts ceased during the second quarter 2008.  There were also noted decreases in accrual for stock appreciation rights due to a decrease in share price, decreases in salaries and benefits expenses as a result of the recent departure of the former Chief Financial Officer and reduced bonus accruals and decreases in selling and marketing expenses.  Partially offsetting these decreases was an accrual related to the Capital Park litigation as well as increases noted in accounting and audit expenses due to certain tax structuring services, increases in legal fees due to an internal investigation wrapped up during the third quarter of 2008 and increased Board of Trustee expenses due to an increased number of meetings as compared to the prior year.

Depreciation Expense - U.S. Operations:
Depreciation expense increased $432,000 to $4,684,000 for the first nine months of 2008 compared to $4,252,000 for the same period in 2007.  The increase in depreciation is primarily the result of depreciation related to the addition of Sheffield Greens Apartments.  Depreciation expense for the third quarter 2008 increased $18,000 to $1,525,000 compared to $1,507,000 for the third quarter 2007.

Interest Income – U.S. Operations:
Interest income decreased $543,000 to $300,000 for the nine months ended September 30, 2008, as compared to $843,000 for the nine months ended September 30, 2007.  For the three months ended September 30, 2008, interest income decreased $181,000 to $71,000, as compared to $252,000 for the three months ended September 30, 2007.  The decrease was primarily the result of undistributed bond proceeds held by the County being used to fund development costs, resulting in a reduction of interest income earned on these funds.  In addition, the interest rate earned on the escrowed funds decreased between periods.

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
For the nine months ended September 30, 2008, interest expense decreased $930,000 or 10% to $8,506,000, as compared to $9,436,000 for the same period of 2007.  For the three months ended September 30, 2008, interest expense decreased $388,000 or 12% to $2,822,000, as compared to $3,210,000 for the same period of 2007.  The decreases for the nine and three month periods were primarily attributable to an increase in qualifying assets eligible for interest capitalization as new Apartment and Condominium projects begin in Fairway Village’s Gleneagles section, the construction of an office building within O’Donnell Lake Restaurant Park, and additional infrastructure investments as the Company nears completion of the County Road projects.  In addition, interest expense decreased as a result of routine amortization of our mortgage notes.
For the nine and three months ended September 30, 2008, $1,942,000 and $696,000 of interest cost was capitalized, respectively.  For the nine and three months ended September 30, 2007, $926,000 and $325,000 of interest cost was capitalized, respectively.

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
For the nine months ended September 30, 2008, minority interest in consolidated entities increased $124,000 to $456,000, as compared to $332,000 for the same period of 2007.  For the three months ended September 30, 2008, minority interest in consolidated entities increased $174,000 to $333,000, as compared to $159,000 for the same period of 2007.  The increases for the nine and three-month periods were the result of an increase in surplus cash distributions made to minority partners between periods.

Provision for Income Taxes – U.S. Operations:
       The effective tax rates for the nine and three months ended September 30, 2008, and September 30, 2007, were 30% and 37% and 28% and 23%, respectively.  The statutory rate is 40%.  The effective tax rates for 2008 and 2007 differ from the statutory rate due to relatively small net losses reported for the periods, the related benefit for which, were partially offset by accrued penalties on uncertain tax positions.

Results of Operations - Puerto Rico Operations:
For the nine and three months ended September 30, 2008, our Puerto Rico segment generated operating income of $4,924,000 and $1,545,000, respectively, compared to operating income of $5,364,000 and $1,449,000 for the nine and three months ended September 30, 2007, respectively.  Additional information and analysis of the Puerto Rico operations are as follows:

Rental Property Revenues and Operating Expenses - Puerto Rico Operations:
As of September 30, 2008, nine Puerto Rico-based apartment properties, representing twelve apartment complexes totaling 2,653 units, in which we hold an ownership interest (“Puerto Rico Apartments”) qualified for the consolidation method of accounting.  The rules of consolidation require that we include within our financial statements the consolidated apartment properties' total revenue and operating expenses.  As of September 30, 2008, all of the Puerto Rico Apartments were HUD subsidized projects with rental rates governed by HUD.
Our Puerto Rico rental property portfolio also includes the operations of a commercial rental property in the community of Parque Escorial, known as Escorial Building One.  The company constructed and holds a 100% ownership interest in Escorial Building One, which commenced operations in September 2005.  Escorial Building One is a three-story building with approximately 56,000 square feet of office space for lease.  The Company moved the Puerto Rico Corporate Office to the new facilities in the third quarter of 2005 and leases approximately 20% of the building.  The building was 76% leased and 43% occupied, including the Company’s occupancy.  The Company recently signed a lease with the University of Phoenix representing 33% of the facility and is currently completing leasehold improvements prior to their occupancy.

Nine months ended
Rental property revenues increased $277,000 or 2% to $16,997,000 for the nine months ended September 30, 2008 compared to $16,720,000 for the same period of 2007.  The increase was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 2% while commercial revenues decreased by $79,000 or 21% due to reduced occupancy between periods.
Rental operating expenses increased $28,000 or less than 1% to $8,571,000 for the nine months ended September 30, 2008 compared to $8,543,000 for the same period of 2007.  The increase was related to overall inflationary increases of 2% for our multifamily apartment properties offset in part by reduced operating expenses of $99,000 or 18% for our commercial property due to bad debt expense, advertising and leasing concession during the nine months ended September 30, 2007, with no comparable amounts for the same period of 2008.

Three months ended
Rental property revenues increased $160,000 or 3% to $5,754,000 for the three months ended September 30, 2008 compared to $5,594,000 for the same period of 2007.  The increase for the third quarter of 2008 as compared to the third quarter 2007 was the result of overall rent increases for our HUD subsidized multifamily apartment properties of 3% while commercial revenues decreased by $15,000 or 13% due to reduced occupancy between periods.
Rental operating expenses decreased $38,000 or 1% to $2,867,000 for the three months ended September 30, 2008 compared to $2,905,000 for the same period of 2007.  The decrease for the third quarter of 2008 was related to reduced operating expenses for our commercial property due to advertising expense in the third quarter of 2007 with no comparable amounts for the same period of 2008.

Community Development - Puerto Rico Operations:
Total land sales revenue in any one period is affected by commercial sales which are cyclical in nature and usually have a noticeable positive impact on our earnings in the period in which settlement is made.
There were no community development land sales during the nine or three months ended September 30, 2008 and 2007.  There were no sales contracts in backlog at September 30, 2008.

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
For the nine months ended September 30, 2008, homebuilding revenues decreased $2,637,000 or 43% as compared to the nine months ended September 30, 2007.  The decrease was primarily driven by a reduction in the number of units and a decrease in the average selling price per unit.  Within the Torres project and during the nine months ended September 30, 2008 fourteen units were closed at an average selling price of approximately $248,000, generating aggregate revenues of $3,476,000.  During the nine months ended September 30, 2007, twenty-three units within the Torres project were closed at an average selling price of $266,000 per unit generating $6,113,000 in home sales revenue.  The reduced average selling price per unit was the result of the type or mix of units sold during the respective periods.
For the three months ended September 30, 2008, homebuilding revenues decreased $405,000 or 45% as compared to the three months ended September 30, 2007.  The decrease was primarily driven by a reduction in the number of units sold as well as the average selling price per unit.  Within the Torres project and during the three-month period ended September 30, 2008, two units were closed at an average selling price of approximately $247,000 per unit, generating aggregate revenues of $494,000.  During the third quarter of 2007 three units were closed at an average selling price of approximately $300,000, generating aggregate revenues of $899,000.  The reduced average selling price per unit was the result of the type or mix of units sold during the respective periods.
The gross margins for the nine and three-month periods ended September 30, 2008 and 2007 were 22% and 20% and 28% and 35%, respectively.  The decrease in the gross profit margins between 2008 and 2007 is attributable to the reduction in average selling price of the units for the respective periods due to the mix of unit types sold during the respective periods.
As of September 30, 2008, seven units remain unsold, one of which is currently under contract at an average selling price of $254,000.  As part of a promotional campaign, effective January 2008, the deposit in each sales contract is backed by $3,000 as opposed to the $6,000 deposit previously required.  In addition, the company is currently offering an incentive of $7,000 per unit to the homebuyers to pay the closing costs.  For the nine months ended September 30, 2008, the Company’s sales activity resulted in the execution of sixteen contracts with two cancellations during the period.  For the same period in 2007, the Company had eighteen new contracts and six canceled contracts.  The Company continues to believe that the remaining units in Torres will sell at the current pricing.

Management and Other fees – Puerto Rico Operations:
Management fees presented on the consolidated income statements include only the fees earned from the non-controlled properties; the fees earned from the controlled properties are eliminated in consolidation.  We recognize monthly fees from our management of four non-owned apartment properties and three homeowner associations operating in Parque Escorial.  For the nine and three months ended September 30, 2008, management and other fees did not differ substantially from prior period amounts.

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
For the nine months ended September 30, 2008, general, administrative, selling and marketing expenses decreased $321,000 or 14% to $1,928,000 as compared to $2,249,000 for the same period of 2007.  The decrease is primarily attributable to a reduction in salaries, bonus, fringe benefits and payroll tax accruals between periods.  In addition, there were noted decreases in property and municipal taxes paid in 2008 compared to 2007, a reduction in legal expenses due to a refund received in 2008 from an insurance company for legal services paid by the Company during 2007 and a reduction in expenses related to share appreciation rights as the final outstanding rights were exercised during the early part of 2008.
For the three months ended September 30, 2008, general, administrative, selling and marketing expenses decreased $146,000 or 18% to $655,000 as compared to $801,000 for the same period of 2007.  The decrease is primarily attributable to a decrease in stock appreciation rights expense as there were no outstanding rights during the third quarter 2008.  Additionally, there were reductions noted in legal expenses as certain legal issues were settled during the second quarter of 2008, reductions in bonus and related payroll tax accruals and reductions in property and municipal taxes paid in the third quarter of 2008 compared to the same period of 2007.

Depreciation and Amortization Expense – Puerto Rico Operations:
Depreciation and amortization expense for the nine months ended September 30, 2008 increased $70,000 or 3% to $2,827,000 as compared to $2,757,000 for nine months ended September 30, 2007.  For the three months ended September 30, 2008, depreciation and amortization expense increased $23,000 or 2% to $944,000 as compared to $921,000 for the three months ended September 30, 2007.  The increases in depreciation expense for the nine and three months periods resulted from capital improvements completed in our multifamily apartment properties.

Interest Income – Puerto Rico Operations:
Interest income for the nine months ended September 30, 2008 decreased $199,000 to $29,000 as compared to $228,000 for the same period of 2007.  The decrease is primarily attributable to the recognition of non-recurring interest income on the El Monte note receivable in the first quarter of 2007 with no comparable amounts for nine months ended September 30, 2008.  Interest income for the three months ended September 30, 2008 increased $10,000 to $12,000 as compared to $2,000 in the same quarter of 2007.  The increase for the third quarter is attributable to interest income earned on certain certificates of deposit, none of which were outstanding for the same period of 2007.

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
For the nine months ended September 30, 2008, equity in earnings from unconsolidated entities decreased $1,531,000 to $490,000, as compared to $2,021,000 during the same period of 2007.  The decrease was related to the payment in full of the $1,500,000 note receivable held by El Monte in January 2007, with no comparable amounts received in 2008.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.
For the three months ended September 30, 2008, equity in earnings from unconsolidated entities decreased $16,000 to $159,000 as compared to $175,000 during the same period of 2007.

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
For the nine months ended September 30, 2008, interest expense decreased $393,000 or 8% to $4,288,000, as compared to $4,681,000 for the same period of 2007.  For the three months ended September 30, 2008, interest expense decreased $113,000 or 7% to $1,402,000 as compared to $1,515,000 for the same period of 2007.  The decrease in interest expense for the nine and three-month periods is attributable to a decrease in inter-segment interest expense due to the repayment of an inter-segment note in February 2008 as well as the normal reduction of interest expense in the mortgages of the apartments and commercial properties due to the reduction of the outstanding principal balances.
For the nine and three months ended September 30, 2008, $152,000 and $55,000 of interest cost was capitalized, respectively.  For the nine and three months ended September 30, 2007, $129,000 and $50,000 of interest cost was capitalized, respectively.

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
For the nine months ended September 30, 2008, minority interest in consolidated entities decreased $183,000 to $1,235,000, as compared to $1,418,000 for the same period of 2007.  The decrease was primarily the result of a non-recurring $400,000 refinancing distribution made to minority partners of one of our partnerships in the first quarter of 2007.  This decrease was partially offset by an increase in surplus cash distributions to minority partners during 2008 as compared to the same period of 2007.  For the three months ended September 30, 2008, minority interest in consolidated entities increased $3,000 to $37,000, as compared to $34,000 for the same period of 2007.

Provision for Income Taxes – Puerto Rico Operations:
The effective tax rate for the nine and three months ended September 30, 2008 and 2007 were (71%) and 21% and 48% and 31%, respectively.  The statutory rate is 29%.  The difference in the statutory tax rate and the effective tax rates for the nine and three months ended September 30, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.  The difference in the statutory tax rate and the effective tax rate for the pre-tax income for the nine and three months ended September 30, 2007, was primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase during the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of September 30, 2008, the Company had cash and cash equivalents of $19,303,000 and $20,414,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $8,756,000 of cash located within multifamily apartment entities, and to which the Company does not have direct control.  The corporate entity receives surplus cash distributions as well as management fees from these entities.  As of September 30, 2008, the Company had corporately available funds of $10,547,000.  The following table sets forth the changes in the Company's total consolidated cash flows ($ in thousands):

	Nine Months Ended September 30,
	2008	2007

Operating Activities	$(6,720)	$(6,968)
Investing Activities	(5,906)	(7,274)
Financing Activities	7,017	5,426
Net Decrease in Cash	$(5,609)	$(8,816)

For the nine months ended September 30, 2008, operating activities used $6,720,000 of cash flows compared to $6,968,000 for the nine months ended September 30, 2007.  The $248,000 decrease in cash used in operating activities between periods was driven by offsetting variances.  Decreases in cash used in operating activities was primarily driven by a $3,188,000 decrease in additions to our community development assets.  In addition, reductions in accounts payables, net of the impact of deferred tax asset activity, were less for the nine months ended September 30, 2008 as compared to the same period of 2007.  Partially offsetting this decrease was a decrease of $1,089,000 in cash collected from receivables and a decrease of $2,000,000 related to a non-recurring right of way easement payment received during 2007.  Cash flows were also negatively impacted by a decrease in home sales activities of $2,637,000 and a decrease in land sales activities, which were $1,575,000 less between periods.  From period to period, cash flow from operating activities are also impacted by changes in our net income, as discussed more fully above under "Results of Operations," as well as changes in our receivables and payables.

For the nine months ended September 30, 2008, net cash used in investing activities was $5,906,000 compared to $7,274,000 for the nine months ended September 30, 2007.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments. The $1,368,000 decrease in cash used in investing activities generally relates to a decrease in capital improvements to our multifamily apartment properties.  For the nine months ended September 30, 2008, we made capital improvements totaling $2,561,000 to our multifamily apartment properties, $3,737,000 less than the same period of 2007.  During the same period of 2007, the Company increased its investment in capital improvements as a result of the refinancing of several apartment properties and re-investment of some of those proceeds into the related projects.  In addition, the increase in restricted cash was $1,650,000 less for the nine months ended September 30, 2008 as compared to the same period of 2007.  Partially offsetting these decreases in cash used in investing activities was a $2,414,000 increase in investments in construction of new buildings.  The Company is currently constructing a restaurant/office building within the O’Donnell Lake Restaurant Park.  In addition, the Company received payment in full for the El Monte receivable during 2007, with no comparable amounts received during 2008.
For the nine months ended September 30, 2008, net cash provided by financing activities was $7,017,000 as compared to $5,426,000 for the nine months ended September 30, 2007.  The $1,591,000 increase in cash provided by financing activities was primarily the result of decreases in cash distributions to minority partners and a $1,548,000 decrease in dividends paid to shareholders, a result of the suspension of dividend payments in the fourth quarter of 2007.  Decreased cash proceeds from debt financing and decreased payments of debt between periods resulted in offsetting variances and were due to the refinancing of the mortgages of two apartment properties, Village Lake Apartments, LLC and Coachman’s Apartments, LLC during of 2007, with no comparable refinancings during the first nine months of 2008.  However, the Company received draws from credit facilities of $4,353,000 related to construction and land development activities.

Contractual Financial Obligations
Recourse Debt - U.S. Operations
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system.  As part of the agreement, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  These bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate of 5.1%, call for semi-annual interest payments and annual principal payments and mature in fifteen years.  Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As of September 30, 2008, all of the bond proceeds had been used to fund the specified development.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds.  The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.
In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex which opened in May of 2008.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  These bonds bear interest rates ranging from 4.9% to 5.75%, for a blended lifetime rate of 5.2%, call for semi-annual interest payments and annual principal payments and mature in fifteen years.  The terms of the bond repayment agreement are similar to those noted above.  As of September 30, 2008, $2,162,000 of these bond proceeds are recorded as a receivable and available to fund the related infrastructure.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.
     On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000, bears interest at Prime plus 0.75% (5.75% at September 30, 2008) and matures on May 1, 2009.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of September 30, 2008 $3,026,000 was outstanding on the Revolver.
In December 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company.  For the nine and three months ended September 30, 2008 and 2007, the Company recognized $67,000 and $5,000 and $458,000 and $153,000 of interest income on these escrowed funds, respectively.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at the Wall Street Journal published Prime Rate (5.0% at September 30, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of September 30, 2008, $2,211,000 was outstanding under this facility leaving $1,389,000 available to fund completion of the building.

Recourse Debt - Puerto Rico Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a $10,000,000 recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of September 30, 2008.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (5.038% at September 30, 2008) and matures on August 31, 2009.  The facility is currently being used to fund the development of infrastructure in Parque Escorial, specifically the development of our Hilltop project (see “Liquidity Requirements” below), as well as Parque El Comandante.  The outstanding balance of this facility on September 30, 2008 was $2,754,000.

Non-Recourse Debt - U.S. Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of September 30, 2008, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  There were no significant changes to our non-recourse debt obligations for our U.S. operations during the nine months ended September 30, 2008.

Non-Recourse Debt - Puerto Rico Operations
As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of September 30, 2008, approximately 1% of this debt is secured by the Federal Housing Administration ("FHA").
On May 12, 2008, IGP agreed to provide a fixed charge and debt service guarantee related to the Escorial Office Building I, Inc. (“EOB”) mortgage.  The fixed charge and debt service guarantee requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.  The Company does not expect the funding of this guarantee to have a material impact on its liquidity and cash flows.  There were no other significant changes to our non-recourse debt obligations for our Puerto Rico operations during the nine months ended September 30, 2008.

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
As of September 30, 2008, the Company has $16,238,000 recorded as accrued income tax liabilities and $3,844,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions as required by the provisions of FIN 48.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

Liquidity Requirements
Our short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, investments in community development and certain non-recurring expenditures.  The Company has historically met its liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, rental property revenue, and financings.  However, with the current economic environment, there are no assurances that future sales will occur or that the Company will have adequate access to credit.
Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $14,414,000 of infrastructure expected to be funded through $14,069,000 of County bond proceeds, either by existing bond receivables or anticipated future issuances.  The Company expects to incur $3,707,000 of this development over the next twelve months, of which $3,025,000 is expected to be funded by County bond proceeds.  Further, as the Company nears completion of several significant County Roads Projects, $2,255,000 of retention and open payables as of September 30, 2008 will be required to be funded, none of which are eligible for bond funding.  In addition to County committed development, approximately $7,200,000 of project development is currently under contract, all of which is expected to be incurred over the next 12 months.  These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of cash flow and/or our $14,000,000 revolving credit facility or working capital.  On October 20, 2008, the Company received $3,546,000 from its revolving acquisition and development line of credit.  With this draw, the Company has $6,572,000 outstanding on this facility.
On July 22, 2008, the Company signed a construction contract for $5,960,000 of site development related to the infrastructure of Hilltop phase I site development for future construction of 220 condominium units in Parque Escorial.  This work is currently in process and as of September 30, 2008, Puerto Rico planning and development activities had a remaining commitment of $4,430,000, of which all of this amount is expected to be incurred over the next twelve months.  Our $10,000,000 credit facility will be used to fund these expenditures.  Further, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida and other potential rental property opportunities.

On June 24, 2008 the Company and Cynthia L. Hedrick, Executive Vice President and Chief Financial Officer, entered into a separation agreement requiring the Company to pay Ms. Hedrick a $600,000 severance payment.  In response to new federal tax regulations, the Company deposited the severance payment into a trust account to be disbursed to Ms. Hedrick on February 15, 2009, subject to the terms of a Rabbi Trust Agreement.  The severance deposit was presented on the balance sheet as restricted cash as of September 30, 2008.
On October 1, 2008, Mr. Edwin L. Kelly notified the Company that he will retire as the Company’s President and Chief Operating Officer effective December 1, 2008.  Through December 1, 2008, Mr. Kelly will continue to be compensated in accordance with the terms of the Executive Retention Agreement between him and the Company, dated as of July 1, 2007.  Pursuant to the agreement, Mr. Kelly will receive a severance payment equal to 36 months of his base salary, approximately $1,500,000.  The severance payment will be dispursed to Mr. Kelly on December 1, 2008.  The Company has also agreed to enter into a consulting agreement with Mr. Kelly providing compensation for his services at a rate of $10,000 per month, for an initial term of one year.
In early November, 2008, the Company implemented a reduction in workforce in an effort to reduce costs, improve efficiencies and increase cash flow to align the organization with the present economic environment.  The Company estimates a total severance cost of approximately $1,000,000 related to the reduction in workforce.  The Company is working to implement further cost reductions, which will continue in the fourth quarter.
Management has noted a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  Although Lennar is contractually obligated to take 200 lots per year, the market is not currently sufficient to absorb this sales pace.  Lennar has completed the terms of the December Amendment and, accordingly, the terms of the original agreements are currently in place.  However, we are in the process of negotiating another modification request from Lennar.  The modification will likely require additional lots to be taken down in the fourth quarter, provide pricing concessions similar to those in the December 2007 agreement and provide that Lennar purchase the Company’s equity interest in the Heritage Active Adult Joint Venture.  Management has also noted a current reduction in the demand for commercial properties.  Sustained reductions in demand for our commercial property would adversely impact our cash flows.
As a result of our existing commitments and the downturn in the residential real estate market, management expects to use its resources conservatively in 2008 and 2009.  As such, the Board of Trustees elected not to award 2007 bonuses to executive management or declare a dividend to our shareholders for the first and second quarters of 2008.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset loans, and new financing are expected to meet our financial commitments for the next 12 months.  However, there are no assurances that these funds will be generated.
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

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As noted in our prior quarter Form 10-Q, the Company reported a significant deficiency that resulted in the conclusion that the Company’s disclosure controls and procedures were not effective.  Since that time, the Company has been taking steps to begin remediation of the significant deficiency.  The Company has appointed a new CEO and CFO in accordance with appropriate policies and has worked to improve communication between senior management and the Board of Trustees.  In addition, the Company is working to further clarify its Delegation of Authority policy as part of the implementation of the recommended controls and procedures noted in the June 30, 2008 Form 10-Q.  As part of this process, no new matters have come to our attention that would require additional remediation and we believe that remediation will be completed during the fourth quarter of 2008.
In connection with the preparation of this Form 10-Q, as of September 30, 2008, an evaluation was performed of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2008, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Employment Agreement, dated September 26, 2008, between the Company and Steve Griessel
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chairman and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 12, 2008	By:	/s/ J. Michael Wilson
J. Michael Wilson Chairman

Dated: November 12, 2008	By:	/s/ Stephen Griessel
Stephen Griessel Chief Executive Officer

Dated: November 12, 2008	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Financial Officer