Form 10-Q/A
period 2008-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2008-11-25
CIK 1065645

UNITED STATES
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

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q/A
SEPTEMBER 30, 2008

EXPLANATORY NOTE
American Community Properties Trust ("ACPT" or "the Company") is filing this amendment to its report on Form 10-Q/A for the quarter ended September 30, 2008 to update the quarterly financial data in Footnote 8 to include the table for the three months ended September 30, 2008.

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

c)	LDA has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (5.038% at September 30, 2008). The facility is to be used to fund the development of infrastructure in Parque Escorial and Parque El Comandante and matures on August 31, 2009. The outstanding balance of this facility on September 30, 2008, was $2,754,000.
d)	On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O'Donnell Lake Restaurant Park. The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (5.0% at September 30, 2008). At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined. As of September 30, 2008, $2,211,000 was outstanding under this facility leaving $1,389,000 available to fund completion of the building.
e)	The general recourse debt outstanding as of September 30, 2008, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.
f)	The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial. As of September 30, 2008, approximately $73,913,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.
g)	On May 12, 2008, IGP agreed to provide a fixed charge and debt service guarantee related to the Escorial Office Building I, Inc ("EOB") mortgage. The fixed charge and debt service guarantee requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial convenants. The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.

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
The following presents the segment information for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months Ended September 30, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	29,676	16,997	-	46,673
Rental property operating expenses	13,736	8,571	(16)	22,291
Land sales revenue	6,457	-	-	6,457
Cost of land sales	5,218	-	-	5,218
Home sales revenue	-	3,476	-	3,476
Cost of home sales	-	2,694	-	2,694
Management and other fees	117	471	(20)	568
General, administrative, selling and marketing expense	7,045	1,928	(4)	8,969
Depreciation and amortization	4,684	2,827	-	7,511
Operating income	5,567	4,924	-	10,491
Interest income	300	29	(14)	315
Equity in earnings from unconsolidated entities	(1)	490	-	489
Interest expense	8,506	4,288	(14)	12,780
Minority interest in consolidated entities	456	1,235	-	1,691
(Loss) income before benefit for income taxes	(3,081)	87	-	(2,994)
Income tax benefit	(931)	(62)	-	(993)
Net (loss) income	(2,150)	149	-	(2,001)
Gross profit on land sales	1,239	-	-	1,239
Gross profit on home sales	-	782	-	782
Total assets	262,446	99,741	(369)	361,818
Additions to long lived assets	4,633	794	-	5,427

	United	Puerto	Inter-
	States	Rico	Segment	Total
Nine Months Ended September 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	28,529	16,720	-	45,249
Rental property operating expenses	14,376	8,543	(18)	22,901
Land sales revenue	8,032	-	-	8,032
Cost of land sales	5,930	-	-	5,930
Home sales revenue	-	6,113	-	6,113
Cost of home sales	-	4,399	-	4,399
Management and other fees	299	479	(22)	756
General, administrative, selling and marketing expense	6,355	2,249	(4)	8,600
Depreciation and amortization	4,252	2,757	-	7,009
Operating income	5,947	5,364	-	11,311
Interest income	843	228	(80)	991
Equity in earnings from unconsolidated entities	(1)	2,021	-	2,020
Interest expense	9,436	4,681	(80)	14,037
Minority interest in consolidated entities	332	1,418	-	1,750
(Loss) income before (benefit) provision for income taxes	(2,975)	1,697	-	(1,278)
Income tax (benefit) provision	(829)	810	-	(19)
Net (loss) income	(2,146)	887	-	(1,259)
Gross profit on land sales	2,102	-	-	2,102
Gross profit on home sales	-	1,714	-	1,714
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	6,226	524	-	6,750

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended September 30, 2008 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,982	5,754	-	15,736
Rental property operating expenses	4,512	2,867	(5)	7,374
Land sales revenue	460	-	-	460
Cost of land sales	493	-	-	493
Home sales revenue	-	494	-	494
Cost of home sales	-	394	-	394
Management and other fees	38	157	(7)	188
General, administrative, selling and marketing expense	2,266	655	(1)	2,920
Depreciation and amortization	1,525	944	-	2,469
Operating income	1,684	1,545	(1)	3,228
Interest income	71	12	-	83
Equity in earnings from unconsolidated entities	(1)	159	-	158
Interest expense	2,822	1,402	-	4,224
Minority interest in consolidated entities	333	37	-	370
(Loss) income before (benefit) provision for income taxes	(1,399)	326	-	(1,073)
Income tax (benefit) provision	(512)	69	-	(443)
Net (loss) income	(887)	257	-	(630)
Loss on land sales	(33)	-	-	(33)
Gross profit on home sales	-	100	-	100
Total assets	262,446	99,741	(369)	361,818
Additions to long lived assets	1,912	313	-	2,225

	United	Puerto	Inter-
	States	Rico	Segment	Total
Three Months Ended September 30, 2007 (Unaudited):	($)	($)	($)	($)
Rental property revenues	9,823	5,594	-	15,417
Rental property operating expenses	4,887	2,905	(5)	7,787
Land sales revenue	2,063	-	-	2,063
Cost of land sales	1,574	-	-	1,574
Home sales revenue	-	899	-	899
Cost of home sales	-	583	-	583
Management and other fees	91	166	(7)	250
General, administrative, selling and marketing expense	2,432	801	(1)	3,232
Depreciation and amortization	1,507	921	-	2,428
Operating income	1,577	1,449	(1)	3,025
Interest income	252	2	(25)	229
Equity in earnings from unconsolidated entities	-	175	-	175
Interest expense	3,210	1,515	(25)	4,700
Minority interest in consolidated entities	159	34	-	193
(Loss) income before (benefit) provision for income taxes	(1,539)	134	-	(1,405)
Income tax (benefit) provision	(348)	41	-	(307)
Net (loss) income	(1,191)	93	-	(1,098)
Gross profit on land sales	489	-	-	489
Gross profit on home sales	-	316	-	316
Total assets	260,772	101,056	(1,624)	360,204
Additions to long lived assets	1,707	102	-	1,809

(9)	SUBSEQUENT EVENTS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 5.	OTHER INFORMATION

                None.

ITEM 6.	EXHIBITS

(A)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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