Form 10-K
period 2008-12-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2009-03-31
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
(Address of principal executive offices)(Zip Code)
(301) 843-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Shares, $.01 par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED NYSE Amex

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
Yes /x/                      No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Large accelerated filer  / /                                                      Accelerated filer  / /   Non-accelerated filer  / /    Smaller Reporting Company /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  / /    No  /x/

As of June 30, 2008 the aggregate market value of the common shares held by non-affiliates of the registrant, based on the closing price reported on the American Stock Exchange (currently the NYSE Amex) on that day of $13.75, was $30,330,121.  As of March 1, 2009, there were 5,229,954 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of American Community Properties Trust to be filed with the Securities and Exchange Commission with respect to the 2009 Annual Meeting of Shareholders, to be held on June 3, 2009, are incorporated by reference into Part III of this report.

AMERICAN COMMUNITY PROPERTIES TRUST

2008 Form 10-K Annual Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements.”  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates” or anticipates” or the negative of these words and phrases or similar words or phrases.  Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business and investment strategy;
•	our projected results of operations;
•	our ability to manage our anticipated growth;
•	our ability to obtain future financing arrangements;
•	our estimates relating to, and our ability to pay, future distributions;
•	our understanding of our competition and our ability to compete effectively;
•	real estate market and industry trends in the United States, and particularly in the St. Charles, Maryland marketplace and its surrounding areas, and Puerto Rico;
•	projected capital and operating expenditures;
•	availability and creditworthiness of current and prospective tenants;
•	interest rates; and
•	lease rates and terms.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•
the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	changes in our business and investment strategy;
•	default by our tenants;
•	availability, terms and deployment of capital;
•	general volatility of the capital markets;
•	availability of qualified personnel;
•	perception of the real estate industry;
•	changes in supply and demand dynamics within the real estate industry;
•	environmental effects;
•	changes in interest rates;
•	the degree and nature of our competition;
•	changes in applicable laws and regulations; and
•	state of the general economy and the local economy in which our properties are located.

We cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
References to “we”, “us”, “our”, “ACPT” or the “Company” refer to American Community Properties Trust and our business and operations conducted through our subsidiaries.

GENERAL
ACPT is a self-managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding.  ACPT’s operations are primarily concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through its U.S. subsidiaries, American Rental Properties Trust (“ARPT”), American Rental Management Company (“ARMC”), American Land Development, Inc. (“ALD”) and their subsidiaries and its Puerto Rican subsidiary, IGP Group Corp. (“IGP Group”).

ACPT was formed on March 17, 1997 as a Maryland real estate investment trust.  ACPT is taxed as a U.S. partnership and its taxable income flows through to its shareholders.  ACPT’s U.S. subsidiaries, ARPT, ARMC, and ALD are taxed as U.S. corporations.  ACPT is subject to Puerto Rico income taxes on IGP Group’s taxable income, which generates foreign tax credits that have been passed through to ACPT’s shareholders.  A federal tax regulation has been proposed that could eliminate ACPT’s ability to pass through these foreign tax credits to its shareholders.  Comments on the proposed regulation are currently being evaluated, and the final regulation will be effective for tax years beginning after the final regulation is ultimately published in the Federal Register.  ACPT’s income consists of (i) certain passive income from IGP Group, (ii) additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT and (iii) dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is a subsidiary of IGP Group and is taxed as a Puerto Rico corporation, the income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this income, only the portion attributable to the profits, losses or gains on the residential land sold in our Parque Escorial property passes through to ALD.

ARPT
ARPT holds partnership interests in entities that own 21 multifamily rental properties in Maryland and Virginia (the “U.S. Apartment Properties”) indirectly through American Housing Properties L.P. (“AHP”), a Delaware limited partnership, in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC
ARMC performs property management services in the United States for the U.S. Apartment Properties and until March 1, 2009 performed property management services for one third-party owned apartment community, Capital Park Apartments.

ALD
ALD owns interests in and operates developments, including the following:
1.	a 100% ownership interest in St. Charles Community LLC ("SCC LLC"), which holds approximately 3,790 acres of land in St. Charles, Maryland;
2.
the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with the balance of the residential land in our Parque Escorial property in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP;

3.
through November 19, 2008, a 50% interest, through SCC LLC, in a land development joint venture, St. Charles Active Adult Community, LLC (“Active Adult Community”).  ACPT sold its interest in Active Adult Community to Lennar Corporation (“Lennar”) in the fourth quarter of 2008; and

4.
effective on October 28, 2008, a 50% interest in Surrey Homes, LLC (“Surrey Homes”), which is a homebuilding company that was created to meet the needs of developing communities in central Florida with a lot option, low overhead model.

IGP Group
IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partner interest and a 1% general partner interest in IGP (excluding the Class B interest in IGP transferred to ALD). IGP's assets and operations include:
1.
a 100% ownership interest in LDA, a Puerto Rico special partnership which holds 120 acres of land in the planned community of Parque Escorial in Carolina, Puerto Rico (“Parque Escorial”) and 490 acres of land in Canovanas, Puerto Rico;

2.
general partner interests in nine partnerships, which collectively own and operate a total of 12 multifamily rental facilities in Puerto Rico (the “Puerto Rico Apartment Properties”), and a limited partner interest in two of these partnerships;

3.
a 100% ownership interest in Escorial Office Building I, Inc. (“EOBI”), and through LDA and IGP, a 100% ownership interest in a Puerto Rico corporation that operates a three-story, 56,000 square foot office building in Carolina, Puerto Rico;

4.	a 100% ownership interest in ICP, an entity that holds the partnership interest in El Monte Properties S.E. (“EMP”) which was sold and is wrapping up operations in 2009;
5.
a limited partner interest in ELI, S.E. ("ELI"), an entity that holds a 45.26% share in the future cash flow generated from a 30-year lease of an office building to the State Insurance Fund of the Government of Puerto Rico; and

6.	an indirect 100% ownership interest, through LDA and IGP, in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units.

ACPT operated in two principal lines of business in 2008: Operating Real Estate and Land Development.  The Operating Real Estate segment is comprised of ACPT’s investments in rental properties and property management services; whereas, the Land Development segment is comprised of ACPT’s community development and homebuilding services. This represents a change from ACPT’s historical financial reporting practice of evaluating the Company solely based on geographical location.  During the fourth quarter of 2008, the Company had a change in senior management.  With this change came a new perspective on evaluating the Company’s performance, developing goals, and the use of various generally accepted industry financial measures to assess the performance and financial condition of the business, including net operating income ("NOI") (a supplemental measure to operating income) and Funds From Operations (“FFO”) (a supplemental measure to net income).

NOI, defined as real estate rental revenue less real estate operating expenses, is the primary performance measure we use to assess the results of our operations.  When considered with the financial statements prepared in accordance with principles of accounting generally accepted in the United States (“GAAP”), it is helpful to investors in understanding our performance because it captures the performance of our real estate operations in a measure that is comparable with other entities that have a different capitalization.  We provide NOI as a supplement to operating income calculated in accordance with GAAP.  NOI is a non-GAAP financial measure and does not represent operating income or net income calculated in accordance with GAAP. As such, it should not be considered an alternative to operating income or net income as an indication of our operating performance.

FFO is a non-GAAP financial measure that we believe, when considered with the financial statements prepared in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance.  Real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property.  We compute FFO in accordance with the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

While ACPT continues to report operating results on a consolidated basis, it also now reports separately the operating results of its two lines of business within the segment disclosures and in the notes to the Company's consolidated financial statements.  The Company has reclassified its segment disclosures for 2007 to include the results of these segments.  Please see Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for certain financial information related to these segments.  Set forth below is a brief description of these businesses within each of our segments.

U.S. OPERATING REAL ESTATE OPERATIONS – Ownership in Multifamily and Commercial Properties and Property Management

Multifamily Rental Properties
ACPT, indirectly through ARPT and AHP, holds interests in the U.S. Apartment Properties.  The U.S. Apartment Properties include a total of 3,366 rental units and are financed by a non-recourse mortgage whereby the owners are not jointly and severally liable for the debt.  The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies to the U.S. Apartment Properties for residents of 973 apartment units.  In addition, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit (“LIHTC”) program, and 139 other units are leased under income guidelines set by the Maryland Community Development Administration.  The remaining 2,144 units are leased at market rates. During the first quarter of 2009, the Company executed purchase agreements for the sale of three of five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.  These properties contain an aggregate of 642 apartment units.  The primary factor driving the decision to sell these properties was the strategic disposition of underperforming assets.  These contracts are subject to certain customary closing conditions, including lender consent to allow the purchaser to assume the loans.  We anticipate closing on the sale of these properties in the second quarter of 2009.  There can be no assurance that these transactions will occur.

The following table sets forth the name of each U.S. Apartment Property, the number of rental units in each property, the total portfolio percentage of each property, the project cost, the percentage of units under lease, and the expiration date and maximum benefit for any subsidy contract:

U.S. APARTMENT PROPERTIES	Number of Apartment Units	Percentage of Portfolio	12/31/2008 Project Cost (A) (in thousands)	Occupancy at 12/31/2008	Expiration Of Subsidy Contract	Maximum Subsidy (in thousands)
Consolidated Partnerships
Bannister – Non-subsidized Apartments	167	5%	$8,981	88%	N/A	$-
Bannister – Subsidized Apartments	41	1%			2009	536
Coachman's	104	3%	8,005	92%	N/A	-
Crossland	96	3%	3,483	95%	N/A	-
Essex	496	15%	21,220	97%	2009	4,672
Fox Chase	176	5%	8,990	95%	N/A	-
Headen House	136	4%	8,610	97%	2009	1,689
Huntington	204	6%	10,134	97%	2009	2,496
Lancaster	104	3%	6,042	87%	N/A	(B)
Milford Station I (D)	200	6%	13,271	90%	N/A	-
Milford Station II (D)	50	1%	1,879	94%	N/A	-
New Forest	256	8%	15,513	93%	N/A	-
Nottingham South (D)	85	3%	3,070	94%	N/A	-
Owings Chase (D)	234	7%	15,922	91%	N/A	-
Palmer – Non-subsidized Apartments	96	3%	9,185	94%	N/A	-
Palmer – Subsidized Apartments	56	2%			2009	732
Prescott Square (D)	73	2%	4,788	88%	N/A	-
Sheffield Greens	252	7%	25,999	93%	N/A	-
Village Lake	122	3%	7,994	96%	N/A	-
Wakefield Terrace – Non-subsidized Apartments	164	5%	11,301	90%	N/A	-
Wakefield Terrace – Subsidized Apartments	40	1%			2011	541
Wakefield Third Age (Brookmont)	104	3%	5,572	96%	N/A	-
Total Consolidated	3,256	96%	189,959			10,666
Unconsolidated Partnerships
Brookside Gardens	56	2%	2,696	96%	N/A	(C)
Lakeside Apartments	54	2%	4,131	100%	N/A	(C)
Total Unconsolidated	110	4%	6,827
Total	3,366	100%	$196,786			$10,666

(A)	Project costs represent inception-to-date capitalized costs for each respective property as per Schedule III “Real Estate and Accumulated Depreciation” in Item 8 of this Annual Report on Form 10-K.
(B)	Not subsidized, however, 54 units are subject to household income restrictions set by the Maryland Community Development Administration (“MCDA”).
(C)	Not subsidized, but all units are set aside for low to moderate income tenants over certain age limitations under provisions set by the LIHTC program.
(D)
During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.

    The following table sets forth the operating results, mortgage balances and our economic interest in the U.S. Apartment Properties by location ($ amounts in thousands, all other figures are actual):

U.S. APARTMENT PROPERTIES	Number of Apartment Units	Operating Revenues	Operating Expenses (a)	Net Operating Income	Non-Recourse Mortgage Outstanding	Economic Interest Upon Liquidation (b)
Consolidated Partnerships
Charles County, Maryland
Bannister	208	$2,587	$1,201	$1,386	$12,301	100.0%
Coachman's	104	1,718	665	1,053	10,740	95.0%
Crossland	96	1,205	598	607	4,034	60.0%
Fox Chase	176	2,286	876	1,410	12,685	99.9%
Headen House	136	1,641	659	982	6,828	75.5%
Huntington	204	2,397	1,368	1,029	9,104	50.0%
Lancaster	104	1,541	671	870	8,355	100.0%
New Forest	256	4,082	1,506	2,576	22,445	99.9%
Palmer	152	1,912	802	1,110	6,649	75.5%
Sheffield Greens	252	4,346	1,882	2,464	26,749	100.0%
Village Lake	122	1,589	671	918	9,088	95.0%
Wakefield Terrace	204	2,292	1,110	1,182	9,897	75.5%
Wakefield Third Age (Brookmont)	104	1,332	528	804	7,180	75.5%

Baltimore County, Maryland
Milford Station I (f)	200	1,911	1,005	906	10,491	100.0%
Milford Station II (f)	50	410	271	139	1,345	100.0%
Nottingham South (f)	85	638	468	170	2,543	100.0%
Owings Chase (f)	234	2,408	1,238	1,170	12,208	100.0%
Prescott Square (f)	73	738	431	307	3,541	100.0%

Henrico County, Virginia
Essex	496	4,482	2,239	2,243	13,766	50.0%	(c)
Total Consolidated	3,256	39,515	18,189	21,326	189,949

Unconsolidated Partnerships
Charles County, Maryland
Brookside Gardens	56	325	282	43	1,202		(d)
Lakeside	54	502	284	218	1,921		(e)
Total Unconsolidated	110	827	566	261	3,123
Grand Total	3,366	$40,342	$18,755	$21,587	$193,072
(a)	Amounts exclude management fees eliminated in consolidation.
(b)	Unless stated otherwise, surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest.
(c)
Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital.  As of December 31, 2008, the unrecovered limited partner capital for Essex was $1,890,000.  The Company’s receivable of $2,958,000 is the second priority of proceeds from the sale or liquidation on the property.  Until the limited partners have recovered their capital contributions, any surplus cash is distributed first to the limited partners up to $100,000, then a matching $100,000 to the general partner, with any remaining split between the general partner and the limited partners.

(d)	The Company’s share of the economic ownership is immaterial.
(e)
The Company is currently eligible to receive $363,000 in distributions related to the payment of a development fee.  This amount receives priority over return of equity to the partners but is subordinate to a $3,000 per year preferred return to the minority partners.  Upon settlement of all priority items, balance is split 70% to the Company and 30% to the minority partners.

(f)
During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.

New Multifamily Rental Property Construction
In 2008, ACPT commenced the construction of a 184 unit luxury apartment complex within St. Charles, Maryland called Gleneagles Apartments.  Gleneagles Apartments is expected to consist of one, two and three bedroom units ranging in size from 905 to 1,840 square feet.  ACPT currently anticipates average monthly rents of approximately $1,625 per unit.  Pre-leasing efforts are currently scheduled to commence during the third quarter of 2009, and delivery of the initial units is expected to occur during the fourth quarter of 2009.  ACPT has received all county permits, and the HUD insured loan, totaling $25,045,200, closed on January 22, 2009.

Property Management
ACPT, indirectly through ARMC, operates a property management business that manages 3,654 rental apartment units located in the Washington, D.C. metropolitan area, Baltimore, Maryland and Richmond, Virginia, 3,366 of which ACPT holds an ownership interest.  Management fees for the 3,366 units are based on a percentage of rents ranging from 4% to 6.5%.  The management contracts for these properties have terms of one or two years and are automatically renewed upon expiration but, may be terminated on 30 days notice by either party.  ARMC is entitled to receive an aggregate incentive management fee of $40,000 annually from two of the properties that it manages, as well as the potential to receive an incentive management fee of $100,000 from another property that it manages.  However, the payment of these fees is subject to the availability of surplus cash.  Management and other fees earned from properties included within the consolidated financial statements are eliminated in consolidation.  As of December 31, 2008, management fees from third-party owned apartment properties equaled 3% of rents.  Effective March 1, 2008, the Company’s management agreement with one of the third-party owned apartment properties, G.L. Limited Partnership, was terminated.  Effective March 1, 2009, the Company’s management agreement with the final third-party owned rental property, Capital Park Towers Apartments, was terminated.

Competition
ACPT's investment properties that receive rent subsidies are not subject to the same market conditions as properties charging market rents.  The U.S. Apartment Properties located in St. Charles, Maryland have market rents that are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market.  When housing becomes more affordable due to lower mortgage interest rates or softening home prices, the performance of our rental apartments can be adversely impacted. Conversely, the performance of the rental apartment market typically improves when mortgage interest rates rise, home prices increase, or economic conditions and the credit markets become depressed.

ACPT has historically been the only source for multifamily apartment living in St. Charles, Maryland and its surrounding areas.  In the winter of 2008, Archstone-Smith opened “Westchester at the Pavilions,” a luxury apartment community in St. Charles, Maryland.  Currently, the rents within this new facility are higher than those charged for ACPT’s apartments.  It is currently unclear to what extent occupancy levels at our higher end fair market properties will be impacted by the addition of these units into the St. Charles market.

PUERTO RICAN OPERATING REAL ESTATE OPERATIONS – Ownership in Multifamily and Commercial Properties and Property Management

Multifamily Rental Properties
             ACPT, indirectly through IGP, holds interests in the Puerto Rico Apartment Properties.  The Puerto Rico Apartment Properties comprise a total of 2,653 rental units, all of which receive rent subsidies from HUD and are financed by non-recourse mortgages.  During the first quarter of 2009, the Company executed a non-binding letter of intent to sell the Puerto Rico Apartment Properties.  The letter of intent is subject to customary closing conditions, including the ability of the purchaser to obtain financing, and we anticipate closing on the sale of these properties in the second quarter of 2009.

     The table below sets forth the name of each Puerto Rico Apartment Property, the number of rental units in each property, the percentage of total Puerto Rico Apartment Property units held by each property, the project cost, the percentage of such units under lease, and the expiration date and maximum benefit for any subsidy contract:

			12/31/2008
	Number of	Percentage	Project Cost	Occupancy	Expiration	Maximum
	Apartment	of	(B) (in	at	of Subsidy	Subsidy
	Units	Portfolio	thousands)	12/31/2008	Contract	(in thousands)
Consolidated Partnerships
San Anton	184	7%	$ 5,643	100%	2010	$ 1,342
Monserrate Associates	304	11%	12,944	99%	2009	2,700
Alturas del Senorial	124	5%	5,191	99%	2009	1,096
Jardines de Caparra	198	7%	8,157	99%	2010	1,662
Colinas de San Juan	300	11%	12,702	100%	2011	2,144
Bayamon Garden	280	11%	14,311	100%	2011	2,085
Vistas del Turabo	96	4%	3,589	100%	2021	726
Monserrate Tower II (A)	304	11%	13,666	100%	2020	2,554
Santa Juana (A)	198	7%	8,230	99%	2020	1,685
Torre De Las Cumbres (A)	155	6%	7,155	100%	2020	1,350
De Diego (A)	198	8%	8,222	100%	2020	1,670
Valle del Sol	312	12%	15,885	100%	2013	2,491
Total	2,653	100%	$ 115,695			$ 21,505

        (A)  This property is owned by Caroline Associates L.P., a Maryland limited partnership in which IGP holds a 50% interest.
        (B)   Project costs represent total capitalized costs for each respective property as per Schedule III "Real Estate and Accumulated
                Depreciation" in Item 8 of this Annual Report on Form 10-K.

     The table below sets forth the operating results, mortgage balances and our economic interest in the Puerto Rico Apartment Properties by location ($ amounts in thousands, all other figures are actual):

P.R. APARTMENT PROPERTIES	Number of Apartment Units	Operating Revenues	Operating Expenses (a)	Net Operating Income	Non-Recourse Mortgage Outstanding	Economic Interest Upon Liquidation (b)

Consolidated Partnerships
Carolina, Puerto Rico
Monserrate Associates	304	$2,785	$1,472	$1,313	$6,816	52.50%
Monserrate Tower II (c)	304	2,637	1,420	1,217	9,861	50.00%	(e)
San Anton	184	1,492	961	531	4,091	49.50%

San Juan, Puerto Rico
Alturas Del Senorial	124	1,120	643	477	3,449	50.00%
Colinas San Juan	300	2,164	1,072	1,092	9,380	50.00%
De Diego (c)	198	1,748	995	753	5,457	50.00%	(e)
Torre de Las Cumbres (c)	155	1,425	777	648	5,067	50.00%	(e)

Caguas, Puerto Rico
Santa Juana (c)	198	1,832	1,042	790	7,036	50.00%	(e)
Vistas Del Turabo (f) (g)	96	715	398	317	798	52.45%	(d,e)

Bayamon, Puerto Rico
Bayamon Garden (f) (g)	280	2,113	1,064	1,049	9,151	50.00%	(d,e)
Jardines De Caparra	198	1,756	964	792	6,233	50.00%	(e)
Valle Del Sol (f) (g)	312	2,522	1,052	1,470	10,430	50.00%	(d)
Total	2,653	$22,309	$11,860	$10,449	$77,769

(a)	Amounts exclude management fees eliminated in consolidation.
(b)	Surplus cash from operations and proceeds from sale or liquidation are allocated based on the economic interest except those identified by additional description.
(c)	Owned by Carolina Associates
(d)
Upon liquidation, the limited partners have a priority distribution equal to their unrecovered capital.  As of December 31, 2008, the unrecovered limited partner capital in Bayamon Garden, Valle Del Sol and Vistas Del Turabo were $918,000, $445,000, and $618,000, respectively.

(e)
In addition to normal operating receivables between the Company and the Puerto Rico Apartment Properties, the Company has a receivable for incentive management fees of $59,000 for Bayamon Gardens, $12,000 for Jardines de Caparra, $47,000 for Torre de Las Cumbres, $60,000 for De Diego Apartments, $60,000 for Santa Juana Apartments and $90,000 for Monserrate Towers II.

(f)
In addition to the receivable noted in (e) above, the Company has a notes receivable from Valle del Sol and Vistas del Turabo amounting to $928,000 and $46,000, respectively.  These receivables are the result of unsecured development cost loans made to the Partnership to cover acquisition and construction costs of the rental property in excess of the permanent financing.  Pursuant to the terms of the Partnership agreement, the notes are non-interest bearing and are payable only by proceeds from mortgage refinancing, partial condemnations, sales of easements or similar interests or proceeds from sale of the properties, but only after the payment of the debt and liabilities due to outsiders and expenses of liquidation.

(g)	Distributions from these partnerships are limited to an annual amount of $10,000, $118,000 and $146,000 for Vistas Del Turabo, and Bayamon Gardens and Valle del Sol, respectively.

Commercial Rental Properties
In September 2005, the Company commenced the operations of its first Puerto Rico commercial rental property in the community of Parque Escorial, known as Escorial Building One, in which it holds a 100% ownership interest.  Escorial Building One is a three-story building with approximately 56,000 square feet of leasable office space.  The Company moved its Puerto Rico corporate office to the new facility in the third quarter of 2005.  As of December 31, 2008, approximately 76% of the building was leased, of which 43% of the office space was occupied.  The University of Phoenix will occupy the other 33% once tenant improvements are completed, which is expected to occur during April 2009.  The Company signed an agreement with the University of Phoenix pursuant to which it has agreed to pay up to $20 per square foot for improvements, or an aggregate of $368,000.  Any additional costs of improvements will be picked up by the lessee. The Company continues to focus on leasing the balance of available space in Escorial Building One.

In December 1998, LDA transferred title of a seven-acre site in Parque Escorial's office park to ELI on which a 150,000 square foot building was constructed. ELI is a partnership in which LDA holds a 45.26% interest in future cash flow generated by the building lease.  The building is leased to the State Insurance Fund of Puerto Rico, a government agency and such lease will terminate on June 30, 2030 at which point the lessee has the right to acquire it for one dollar.  ELI accounted for the transaction as a sales type lease, and a significant portion of the lease payments consist of tax-free interest due from a government agency.  The tax-free status stays intact when ELI distributes its income to LDA.

Property Management
IGP operates a property management business whereby it earns fees from the management of 2,653 of the Puerto Rico Apartment Properties that are based on a percentage of rents ranging from 2.85% to 9.25%.  The management contracts for these properties have terms of three years and are customarily renewed upon expiration.  IGP is also entitled to receive up to an aggregate of $192,000 annually in certain incentive management fees with respect to six of the Puerto Rico Apartment Properties.  IGP is also entitled to receive an additional incentive management fee from available net income on four of these properties, up to the maximum total management fee of 6.5% of gross income of these projects.  For 2008, the additional incentive fees amounted to $156,000, which will be paid during the first quarter of 2009.  The payment of these fees is subject to availability of surplus cash.  Management and other fees earned from properties included within the consolidated financial statements are eliminated in consolidation.

In addition, IGP currently manages 918 rental apartments owned by a third-party, non-profit entity, which acquired the units from IGP in 1996 under the provisions of the Low Income Housing Preservation and Resident Home Ownership Act (also known as "LIHPRHA").  The management fees from these apartments are based on a percentage of rents ranging from 8.0% to 9.25%.  The management agreements for these properties expire March 15, 2010.

Competition
The Puerto Rico Apartment Properties all receive rent subsidies and are therefore not subject to the same market conditions as properties charging market rate rents.  Our competition is within the subsidized markets.  We have been able to maintain an average annual occupancy of approximately 99.5%.

U.S. and Puerto Rico Operating Real Estate Government Regulation
HUD subsidies are provided principally under Section 8 of the National Housing Act (“Section 8”).  Under Section 8, the U.S. Government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with U.S. Government procedures) and the rate the U.S. Government deems residents can afford.  In compliance with the requirements of Section 8, we screen residents for eligibility under HUD guidelines.  Subsidies are provided under contracts between the U.S. Government and the owners of the apartment properties.

Subsidy contracts for the U.S. and Puerto Rico Apartment Properties are scheduled to expire between 2009 and 2011. ACPT currently intends to seek the renewal of expiring subsidy contracts for its properties based on the most advantageous options available at the time of renewal.  Please refer to the table shown on page 6 of this Annual Report on Form 10-K for the expiration dates and amounts of subsidies for the respective properties.  We initiate the HUD contract renewal process annually.  For contracts where we have elected five-year terms, we are limited to increases based on an Operating Cost Adjustment Factor (“OCAF”).  At the end of the five-year term, or annually if a five-year term is not elected, we will have six options for renewing Section 8 contracts depending upon whether we can meet the eligibility criteria.  Historically, we have met the criteria necessary to renew our Section 8 contracts.

Some of the U.S. Apartment Properties and Puerto Rican Apartment Properties have mortgage loans that are insured by the Federal Housing Authority (“FHA”), or financed through the housing agencies in Maryland, Virginia (the “State Financing Agencies”), or Puerto Rico (the “Puerto Rico Financing Agency”). These properties are subject to guidelines and limits established by the U.S. and Puerto Rico Apartment Properties’ regulatory agreements with HUD and the State Financing Agencies or the Puerto Rico Financing Agency.  Three of the regulatory agreements in Puerto Rico also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the Puerto Rico Financing Agency.  Funds in these restricted escrow accounts may be used for maintenance and capital improvements.

Three of our partnerships are limited distribution partnerships in that annual distributions cannot exceed certain pre-determined amounts.  For Vistas Del Turabo, distributions are limited to $10,000 per year.  For Bayamon Gardens, distributions are limited to $118,000 per year.  For Valle del Sol distributions are limited to $146,000 per year.  Any surplus cash generated by these properties must be deposited in a residual receipts account that with HUD approval, can be used for repairs to the property.

Our regulatory contracts with HUD and/or the mortgage lenders generally require that certain escrows be established as replacement reserves.  The balance of the replacement reserves is available to fund capital improvements as approved by HUD or the mortgage lender.  As of December 31, 2008, a total of $7.7 million was designated as replacement reserves for the U.S. and Puerto Rico Apartment Properties and $3.4 million as debt service reserves for the Puerto Rico Apartment Properties.

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

The U.S. Government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as ACPT.  Any new multifamily rental properties developed by ACPT in the U.S. are expected to offer market rate rents and no new construction of multifamily rental properties is expected in Puerto Rico.

U.S. LAND DEVELOPMENT OPERATIONS

Community Development
ACPT, indirectly through ALD, owns approximately 3,950 undeveloped acres of land in the planned community of St. Charles, Maryland (“St. Charles”), which is comprised of a total of approximately 9,100 acres (approximately 14 square miles) located in Charles County, Maryland, and is located approximately 23 miles southeast of Washington, D.C.  The land in St. Charles is being developed by ACPT for a variety of residential uses, including single-family homes, town homes, condominiums and apartments, as well as commercial and industrial uses.

St. Charles is comprised of five separate villages: Smallwood Village (completed), Westlake Village (substantially completed), Fairway Village (currently under development), Piney Reach (undeveloped except for certain infrastructure improvements) and Wooded Glen (undeveloped except for certain infrastructure improvements).  Each of the developed villages consists of individually planned neighborhoods, and includes schools, churches, recreation centers, sports facilities, and a shopping center.  Other amenities include parks, lakes, hiking trails and bicycle paths.  St. Charles also has an 18-hole public golf course in its Fairway Village community.  Each community is planned for a mix of residential housing, including detached single-family homes, town homes, multiplex units and rental apartments.  Typical lot sizes for detached homes range from 6,000 to 8,000 square feet.

The development of St. Charles as a planned unit development ("PUD") began in 1972 when the Charles County government (the “County”) approved a comprehensive PUD agreement for St. Charles.  This master plan allows for the construction of 24,730 housing units and approximately 1,390 acres of commercial and industrial development.  As of December 31, 2008, there were 11,900 housing units remaining in St. Charles.  In addition, St. Charles has schools, recreation facilities, commercial, office and retail space occupying in excess of 4.4 million square feet.  ACPT, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements, constructs roads, utilities and community facilities.  In St. Charles, ACPT currently develops lots for sale for detached single-family homes, town homes, apartment complexes, and commercial and industrial development.

Fairway Village, named for the existing 18-hole public golf course it surrounds, is currently under development.  The master plan for Fairway Village provides for 3,346 dwelling units on 1,645 acres, including a business park and a 68-acre village center.  Opened in 1999, development of Fairway Village continues to progress as evidenced by the 119 lots settled in 2008 and the 158 completed lots in inventory as of December 31, 2008.  All settlements made in 2008 were the result of our March 2004 agreement with Lennar discussed below under “Customer Dependence”.  Since inception of Fairway Village, builders have settled 878 fully developed lots.  In addition to lots in inventory, infrastructure construction is nearly complete on the next 68 single family lots with completion expected in May 2009.  Development is complete for the Company to have access to the parcel designated for our Gleneagles Apartment complex.  Additional parcels are in the engineering phase.

Wooded Glen and Piney Reach comprise approximately 3,180 acres, and are planned for development near the completion date of Fairway Village. The County must approve the total number and mix of residential units before development can begin.  There can be no assurances that the remaining 11,900 units in St. Charles' master plan can be attained within the remaining acreage currently owned.

In 2008, the Company constructed a two story, 23,000 square foot commercial building located in the O’Donnell Lake Restaurant Park within St. Charles’ Westlake Village.  This commercial building has 20,000 square feet of net rentable space, 10,000 square feet on the first floor designated for two restaurant or retail tenants and 10,000 square feet on the second floor designated as office space.  We believe that the restaurant and retail space on the first floor is considered a prime location as it is adjacent to the promenade and board walk, two of the unique amenities of the restaurant park.  In addition, we expect that the inclusion of a hotel and another office building on adjacent lots will offer potential tenants opportunities for significant pedestrian traffic at the site.  As of December 31, 2008, none of the building was sold or leased.  The Company listed the building with a brokerage firm for sale or lease in early 2009.  The Company has experienced favorable traffic at the site considering the difficult commercial real estate market.  The Company is pursuing potential buyers or tenants aggressively.  However, there can be no assurance that the Company will be able to locate a buyer or lease the facility during 2009.

As of December 31, 2008, the Company owned 31.1 acres of developed commercial land and 158 residential lots were available for delivery.  The following table is a more detailed summary of the land inventory available in St. Charles as of December 31, 2008:

	Lot Type	Estimated Number of Lots	Approximate Acreage	Entitlements	Estimated Expected Date of Sale	Estimated Aggregate Sales Price
SMALLWOOD VILLAGE
Commercial, Retail, Office:
Henry Ford Circle	Commercial	6	6.86	A	2010 - 2011	$1.2 - $1.4 million
Industrial:
Industrial Park North Tract 21, Parcel F	Light Industrial	1	7.67	A	TBD	408K
Industrial Park North Tract 23, Parcel A	Light Industrial	1	2.27	A	TBD	229K
WESTLAKE VILLAGE
Commercial, Retail, Office:
Town Center Parcel A3	Restaurant, Office, Retail	3	4.37	A	2009 - 2012	$3.6 million
Parcel M	Office, Retail	1	2.61	A	2009	$450,000
Hampshire Commercial Parcel Q	Commercial	1	9.94	C	TBD	$1.6 million
FAIRWAY VILLAGE
Residential Lots:
Sheffield Parcel G/M1	SF Detached	57	15.41	A	2009 – 2010	*
Sheffield Parcel J	SF Attached	98	22.71	B	2009	*
Gleneagles Parcel A	Multi-Family	120	12.40	B	Internal Use	N/A
Gleneagles Parcel B	Multi-Family	184	13.00	B	Internal Use	N/A
Gleneagles Parcel D	SF Detached	68	28.40	B	2009 - 2011	*
Gleneagles Parcel E	SF Detached	117	53.70	B	2009 - 2011	*
Gleneagles Parcel C	SF Attached	128	21.20	B	2010 - 2011	*
Gleneagles Parcel F	SF Detached	84	31.00	B	2009 - 2010	*
Gleneagles South Neighborhood	SF Attached	194	25.00	C	2011 - 2013	*
Gleneagles South Neighborhood	SF Detached	642	224.40	C	2010 - 2013	*
Gleneagles South Neighborhood	Multi-Family	165	14.00	C	Internal Use	N/A
Commercial, Retail, Office:
Middle Business Park Parcel D	Office, Commercial	14	22.5	B	TBD	TBD
Fairway Village Center	Retail, Commercial	1	93.90	B	TBD	TBD
Middle Business Park Parcel B	Office, Commercial	4	31.84	B	TBD	TBD
Middle Business Park Parcel C	Office, Commercial	3	15.48	B	TBD	TBD
VILLAGE OF WOODED GLEN
Residential Parcels	TBD	7,155	1810.40	D	TBD	TBD
Wooded Glen Village Center	Retail, Commercial	1	30.00	C	TBD	TBD
VILLAGE OF PINEY REACH
Residential Parcels	TBD	2,921	666.60	D	TBD	TBD
Piney Reach Village Center	Retail, Commercial	1	37.30	C	TBD	TBD
Piney Reach Industrial Park	Industrial	1	76.18	C	2010	$13.0 million
Piney Reach Industrial Park	Industrial	66	506.59	C	TBD	TBD
TOTAL		12,037	3,785.73
(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Completed master plan approval including all entitlements
(D) Completed master plan approval including all entitlements excluding school allocations
TBD means To Be Determined.
*Price determined as a percentage of the "Base Selling Price" of the new home constructed and sold on the lot per the terms of the sales agreement with Lennar Corporation.

Homebuilding
In October 2008, the Company entered into an agreement with Surrey Homes in central Florida to contribute $2,000,000 to Surrey Homes over the next year in exchange for a 50% ownership interest in Surrey Homes.  During the fourth quarter of 2008, ACPT contributed $500,000 to Surrey Homes with the remainder to be contributed during the first three quarters of 2009.  Surrey Homes’ business model is focused on providing affordable quality homes with the lowest ongoing cost of ownership through a maintenance program of energy efficiency and other green initiatives.  Surrey Homes is establishing itself as a low overhead, lot option home builder and has obtained lot option contracts in certain developments within central Florida that we believe are currently experiencing good sales activity.  Early operations of Surrey Homes are designed to create a scalable, low overhead business that can quickly expand when the central Florida market turns around.  Surrey Homes is led by Jay Lewis who has 23 years of experience in the home building and residential development industries.  Mr. Lewis was previously a Vice-President and Division Manager for a publicly traded homebuilder.

Customer Dependence
In March 2004, the Company executed development and purchase agreements with Lennar’s homebuilding subsidiary to develop and sell approximately 1,950 residential lots, consisting of approximately 1,359 single-family lots and 591 town home lots in Fairway Village (the “Lennar Agreements”).  The Lennar Agreements require Lennar’s homebuilding subsidiary to provide $20,000,000 of letters of credit to secure the purchase of the lots.  The letters of credit will be used as collateral for major infrastructure loans from the County of up to $20,000,000 and will be reduced as the Company repays the principal of these loans.  As security for the Company’s obligations to Lennar, a junior lien was placed on the residential portion of Fairway Village.  For each lot sold in Fairway Village, the Company will deposit $10,300 in an escrow account to fund the principal payments due to the County at which time the lot is released from the junior lien.  Under the Lennar Agreements, the Company is responsible for making developed lots available to Lennar on a monthly basis, and subject to availability, the builder is required to purchase a minimum of 200 residential lots developed by the Company per year.  However, the continued slowing of the new homes sales market in the United States, and more specifically in the Washington D.C. suburban area, has adversely impacted Lennar’s willingness or ability to purchase the required lots.  Consequently, amendments to the Lennar Agreement have been agreed to as follows:

•
In December 2007, the Company executed the second amendment to the Lennar Agreements (the “December Amendment”) whereby the Company agreed to accept 51 lot settlements in December 2007 in satisfaction of Lennar’s lot purchase requirement for 2007, resulting in 78 total lots purchased by Lennar during 2007.  In addition, the Company agreed to temporarily reduce the final lot price for 100 lots (51 purchased in December 2007 and 49 purchased during the first six months of 2008) from 30% to 22.5% of the base price of the home sold on the lot, with guaranteed minimum prices of $78,000 per single family lot and $68,000 per town home lot.

•
In November 2008, the Company entered into the third amendment to the Lennar Agreements modifying the minimum number of lots that Lennar is required to purchase annually to 100 units, and increasing the minimum purchase price for such lots from 22.5% to 25% from January 2009 until December 31, 2011.  The amendment ended the exclusive relationship between Lennar and the Company.  With the termination of the exclusive relationship between Lennar and the Company in November, 2008, we have executed sales agreements with NVR, Inc., Richmond American Homes of Maryland, Inc., and Riverview Builders, LLC for the sale of additional lots in the first quarter of 2009.  During 2008, 119 lots were purchased by Lennar, which comprised 61 single-family lots and 58 town home lots.  All of the 2008 lot purchases were under the terms of the December Amendment.

In September 2004, the Company entered into a joint venture agreement with Lennar for the development of a 352-unit, active adult community located in St. Charles, Maryland; and transferred land to the joint venture in exchange for a 50% ownership interest in it and $4,277,000 in cash.  Lennar and the Company each had an equal interest in the joint venture.  The joint venture's operating agreement called for the development of 352 lots and delivery of these lots began in the fourth quarter of 2005.  The Company also managed the project's development for a market rate fee pursuant to a management agreement.  On November 19, 2008, the Company sold to Lennar the Company’s 50% interest in the joint venture and its property management rights for $3,467,000 in cash.

Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar for our U.S. Land Development segment were $12,438,000 for the year ended December 31, 2008, which represented 84% of the U.S. Land Development segment's total revenue and 15% of our consolidated revenue for the year ended December 31, 2008.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2008.

Government Approvals
The St. Charles master plan has been incorporated into the County's comprehensive zoning plan. In addition, the County has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles.  Specific development plans for each village in St. Charles are subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway.  Approvals have not yet been sought on the final two villages, Wooded Glen and Piney Reach. In 2001, the County enacted the Adequate Public Facilities Policy, which limits the number of residential building permits issued to the amount of school allocations calculated in a given period.

Under a settlement agreement reached with the County in 2001, the County agreed to utilize a base line assumption of 200 school allocations per year; however, there are no guarantees that additional allocations will be granted in future years.  The County provided guaranteed school allocations to St. Charles for 898 new dwelling units.  The County subsequently granted allocations for an additional 200 dwelling units in 2005, 300 for 2006, 300 for 2007 and 300 units for 2008.  As of December 31, 2008, we have recorded 1,230 dwelling units with the County leaving us with a balance of 764 school allocations available for new dwelling units.  School allocations are used when the Company records the subdivision plats with the County.  The Company anticipates using 302 allocations in 2009 related to additional lot development in the Gleneagles Neighborhood.

As further stipulated in the settlement agreement, the County will also provide sewer connection for the next 2,000 units in Fairway Village at fees that will be $1,608 less per unit than the fee charged to builders outside of St. Charles.  As of December 31, 2008, approximately 1,350 of the sewer connections were available for use.  Our agreement reached with the County also provides for the possibility that we will be allowed to annex additional contiguous land to St. Charles.

Also pursuant to the settlement agreement, the Company agreed to accelerate the construction of two major roadway links to the County’s road system.  In return, the County agreed to issue general obligation public improvement bonds to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar.  As of December 31, 2008, the County issued three separate Consolidated Public Improvement Bonds (the “Bonds”) totaling $20,000,000 on behalf of the Company.  The Bonds bear an interest rate between 4% and 8% and call for semi-annual interest payments and annual principal payments and mature in fifteen years.  The Bond Repayment Agreements with the County stipulate the borrowing and repayment provisions for the funds advanced.  Total cost of the construction project was approximately $31,138,000.

In August 2005, the Company signed a memorandum of understanding (“MOU”) with the Charles County Commissioners regarding a land donation that, as of 2008, houses a minor league baseball stadium and an entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County will issue the general obligation bonds to finance the infrastructure improvements.  In March 2006 and 2007, $4,000,000 and $3,000,000 of bonds were issued for this project, respectively.  In March 2008, an additional $3,000,000 of bonds were issued for completion of required stadium improvements.  As per the stipulations provided for in the Bond Repayment Agreement with the County, the funds for this project will be repaid by ACPT over a 15-year period.  In addition, the County agreed to increase the base line assumption from 200 to 300 school allocations per year commencing with the issuance of these bonds and continuing until such bonds are repaid in full.  The price of a school allocation is based on negotiations with the County; however, historically, the price has been approximately $16,500 per allocation for the Company.

Competition
Competition among residential communities in Charles County, Maryland is intense. Currently, there are approximately 30 subdivisions competing for new homebuyers within a five-mile radius of St. Charles.  The largest competing housing developments are Charles Crossing, a 451-unit project being developed by a local developer; approximately 400 active adult units being developed by Slenker Land Corporation; Avalon, a 264-unit project being developed by Centex Homes; and Autumn Hills, a 390-unit project being developed by Elm Street Development.  Smaller projects are being developed by more than 20 other developers.  The marketplace attracts major national and regional homebuilders.  In this very price sensitive market, ACPT continues to position St. Charles to provide what it believes to be affordable building lots and homes while offering more amenities than the competition.  The overall market conditions have slowed the growth of new residential construction and we believe the guaranteed school allocations discussed above provide the Company with a competitive advantage.

Environmental Impact
Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with U.S. Governmental regulations.  In preparation for immediate and future development, Phase I Environmental Site Assessments have been prepared for substantially all of the undeveloped parcels.  Historically, the land has been used for farming, sand and gravel mining and forestry and no significant environmental concerns were found.  Jurisdictional determinations for wetlands have been approved by the Army Corps of Engineers for the Sheffield Neighborhood as well as parts of the Gleneagles Neighborhood in Fairway Village, the current phase of residential development.  The Company has developed an Environmental Policy Manual and has established an Environmental Review Committee and appointed an Environmental Coordination Officer to anticipate environmental impacts and avoid regulatory violations.  However, development can be delayed while local, state and federal agencies are reviewing plans for environmentally sensitive areas.

The ongoing process of land development requires the installation, inspection and maintenance of erosion control measures to prevent the discharge of silt-laden runoff from areas under construction.  The capital expenditures for these environmental control facilities varies with the topography, proximity to environmental features, soil characteristics, soil erosion, and duration of construction.  In 2008, we spent nearly $80,000 for these costs.  As land development continues, an annual cost of approximately $100,000 can be expected.

PUERTO RICAN LAND DEVELOPMENT OPERATIONS

Community Development
The Puerto Rican Land Development Operation’s assets consist of more than 600 acres of developed and undeveloped land in the master planned communities of Parque Escorial in Carolina, Puerto Rico and Parque El Comandante in Canovanas, Puerto Rico (“Parque El Comandante”).  The land in Parque Escorial is being developed by the Company for a variety of residential uses, including condominiums as well as commercial and industrial uses.

The master plan for Parque Escorial was approved in 1994.  Parque Escorial is located approximately six miles from the central business district in San Juan, Puerto Rico.  It includes the construction of 2,700 dwelling units of various types on 282 acres of land and the development of 145 acres of land for commercial, office and light industrial uses.  The commercial site is anchored by a Wal-Mart and Sam's Club, each consisting of approximately 125,000 square feet.  LDA has developed and sold 255 acres of land in this community, and continues to own 120 acres of developed and undeveloped land.  Currently, LDA is developing the infrastructure of the fourth residential phase in Parque Escorial which will be developed in two phases.

As of December 31, 2008, site improvements for the first three residential phases of Parque Escorial, comprising 2,252 units, were completed and either sold to third party homebuilders or used by the Company’s homebuilding operations for the construction of condominiums.  The next residential phase in Parque Escorial, comprising approximately 220 units, is in the beginning stage of infrastructure development, and we expect to develop the last phase, comprising approximately 228 units, in the future.  There were no commercial land sales in backlog as of December 31, 2008.

In 1989, LDA acquired the 427-acre site of the former El Comandante Race Track in Carolina, Puerto Rico.  LDA also owns approximately 490 acres of land adjacent to the new El Comandante Race Track in Canovanas, Puerto Rico.  As of December 31, 2008, this land is the collateral supporting Puerto Rico's $10,000,000 credit facility, which matures in August 2009.  (While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.)  Currently, LDA is in the process of obtaining zoning approvals to convert the property into a master plan mixed-use community, Parque El Comandante, similar to Parque Escorial.  As part of the rezoning process in Parque El Commandante, in December 2007, a government agency requested the preparation of an Environmental Impact Statement which was submitted during the first quarter of 2008.  In March 2009, a public hearing was conducted with responses anticipated from the government agency during the second quarter of 2009.

Condominium pricing in Puerto Rico has declined similar to the United States’ market.  However, construction pricing has not declined in a similar manner as we are experiencing in the United States market.  The Company has considered the Hilltop project in the Parque Escorial property (“Hilltop”) to be the premier parcel in the portfolio due to the views of the island that will be enjoyed by future residents.  Accordingly, the Company had previously intended to build condominiums with expected selling ranging from $350,000 to $400,000.  However, sales of condominiums in excess of $350,000 are not occurring in the areas immediately surrounding Parque Escorial.  The Company believes that construction of a $350,000 product is no longer prudent and believes that construction financing could not be obtained at that level.  The Company is now anticipating construction of a product similar to Torres.  Due to increased cost of construction, decline in sales prices and the per unit land basis, the Company noted that the expected total costs of the project exceeded the expected sales proceeds.  The Company has recorded an impairment charge of $6,200,000 in the fourth quarter of 2008 based on an assessment of discounted cash flows assuming that the Company will build and sell condominium units at Hilltop similar to those built at Torres.

    The following table is a summary of the land inventory available in Puerto Rico as of December 31, 2008:

	Current Zoning	Lot Type	Estimated Number of Units/Parcels	Approximate Acreage	Entitlements	Expected Date of Sale	Estimated Asking Sales Price
PARQUE ESCORIAL
Office Park:
Lot IV-3b	Office	Office	1	2.7	A	TBD	$3.5 million
Residential:
Hilltop Phase I - 220 units	Residential	Residential	220	21.19	B	TBD	N/A
Hilltop Phase II - 228 units	Residential	Residential	228	95.81	B	TBD	N/A

PARQUE EL COMANDANTE
Mixed-use Lots:
Phase I - Quarry Site	Residential	Mixed-use commercial	TBD	50.79	C	TBD	TBD
Phase II - Route 66 North	Agricultural	Mixed-use	TBD	165.83	C	TBD	TBD
Residential Lots:
Phase I - Quarry Site	Commercial	Residential	TBD	26.11	C	TBD	TBD
Phase III - Route 66 South	Agricultural	Residential	TBD	209.14	C	TBD	TBD
Phase IV - Out-Parcel	Agricultural	Residential	TBD	38.85	C	TBD	TBD
Total				610.42

(A) Sites are fully developed and ready for sale
(B) Completed master plan approval including all entitlements and received preliminary site plan approval for development
(C) Proposed master plan

Homebuilding
During the first quarter of 2004, IGP formed Torres to construct and sell a 160-unit residential project within Parque Escorial.  The project consists of a four tower condominium with 40 units in each tower (160 total units).  The construction of the four-tower condominium was completed in December 2006.  As of December 31, 2008, 154 units were sold.  However, sales of the remaining units have slowed substantially, and the Company sold three units during the last six months of 2008.  Of the remaining six unsold units, one unit was under contract as of December 31, 2008.  In 2008, the Puerto Rico real estate market suffered its worst year in the last three decades; however, we continued to sell units in our condominium complex at favorable prices, but at a slower pace than anticipated.  Assisting with these sales, the Puerto Rican government offered homebuyers a $25,000 incentive from the fourth quarter of 2007 through the fourth quarter of 2008.  This incentive is no longer available to homebuyers but the U.S. Government has offered first time homebuyers an $8,000 income tax credit, and the Company intends to offer certain incentives to homebuyers in order to sell the remaining six units, three of which are penthouse units.

 Government Approvals
Parque Escorial's master plan has been approved but specific site plans are subject to the planning board review and approval.  Recently, the Company obtained approval from the Puerto Rico Department of Natural and Environmental Resources (the “DNER”) for the infrastructure development of 220 residential units in Parque Escorial.

Parque El Comandante is in the planning stage and will require significant government approvals throughout the development process.  The master plan approval process is generally an 18 to 24 month process.  However, there can be no assurance that approvals for such development will be obtained, or if obtained, that the Company will be able to successfully develop such land.  Significant progress was made with the re-zoning application of the first phase of approximately 80 acres in El Comandante in 2008.  In March 2009, a public hearing was conducted with responses anticipated from the government agency during the second quarter of 2009.

 Competition
The Company believes that the scarcity of developable land in the San Juan, Puerto Rico metropolitan area creates a favorable market for condominium unit sales at Parque Escorial.  Competition for condominium unit sales is expected to come primarily from condominium projects in areas that the Company believes to be similar or less desirable than Parque Escorial.  Nearby projects provide for larger units, which are more costly than our units.  There are no other projects in Parque Escorial offering units that are the same size, quality and in the same price range as our units.  In addition, no other community developers are currently developing projects similar to Parque Escorial in the area.

Environmental Impact
We believe that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations.  All of the necessary agencies have endorsed Parque Escorial's environmental impact statement.  Wal-Mart has provided mitigation for 12 acres of wetlands impacted by its development of the shopping center site and other land.  An erosion and sedimentation control plan must be obtained prior to construction.  This plan specifies the measures to be taken to prevent the discharge of silt-laden runoff from areas under construction. In 2008, we did not incur any of these costs.  Once we begin development of the next phase, we expect to incur an estimated $10,000 per year during the development period.  We are in the planning stage of Parque El Comandante and will not have estimates for such costs until we are further in the design stage.

The DNER has enacted Regulation #25 whereby it requires the replacement of trees removed during land development of the proposed Hilltop project on a two-to-one basis.  In February 2006, IGP's agronomist submitted to DNER a tree mitigation plan.  On December 13, 2006, IGP received from DNER's the approval and permit, under certain conditions, to proceed with the tree mitigation plan.  As part of this mitigation plan, in September 2007, the Company signed a Mitigation Agreement with DNER which requires the Company to plant 10,900 trees in the Parque Escorial community over the next three years.  In addition, the Company segregated and donated 44 acres of land to the Municipality of Carolina, Puerto Rico to get the final approval to begin the land development at the Hilltop.  In addition, the Company paid $275,000 to the Municipality of Carolina, Puerto Rico for future maintenance costs of the urban forest.  These parcels of land will be a conservation area for an urban forest.

GENERAL
Employees
ACPT had 217 full-time employees as of December 31, 2008, 104 in the United States and 113 in Puerto Rico.  In Puerto Rico, 26 employees, or 11.9%, of the Company’s total workforce, were subject to a Collective Bargaining Agreement which expired in February 2007, and was currently under negotiations as of December 31, 2008.  Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the properties.

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
   You should carefully consider the risks described below and all of the other information contained in this Annual Report on Form 10-K, including the financial statements and the notes thereto included in Part II, Item 8, of the Annual Report on Form 10-K.  If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

If current adverse global market and economic conditions continue or worsen, our business, results of operations, cash flows and financial condition may be adversely affected.
Recent market and economic conditions have been unprecedented and challenging, with significantly tighter credit markets and a recession that is expected to continue into the second half of 2009.  These conditions, combined with the deteriorating financial conditions of numerous financial institutions, rising unemployment and declining residential and commercial real estate markets, among other things, have contributed to increased market volatility and diminished expectations for the U.S. and other economies.

As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the markets in which we own properties and we and our tenants conduct operations.  Concern about the stability of the markets generally and the strength of numerous financial institutions specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants and our lenders.  If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our and our tenants’ financial condition and results of operations.  If our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flows.

We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on our lenders.  If our lenders are not able to meet their funding commitment to us, our business, results of operation, cash flows and financial condition could be adversely affected.

In response to the deteriorating market and economic conditions in the U.S. and international markets, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to help stabilize the banking system and financial markets and to reduce the severity and length of the recession.  We cannot predict the duration or severity of the current economic challenges, nor can we provide assurance that our responses to the current economic downturn, or the U.S. and foreign governments, central banks and other governmental and regulatory bodies attempts to stabilize the banking system and financial markets and to stimulate the economy, will be successful.

The recent downturn in the commercial and residential real estate market has substantially reduced real estate values, which may cause us to not be able to sell developed property or cause us to sell such property at a loss.
The real estate business is a cyclical business.  Currently, weak economic conditions in the United States and Puerto Rico have substantially slowed residential and commercial property sales, which have caused a reduction in property values.  Continued significant declines in the prices for real estate could cause us not to be able to sell developed property or to have to sell such property at a loss, which could adversely affect our business and operations and our ability to make distributions to our shareholders.

We depend on our tenants to pay rents, and their inability to pay rents may substantially reduce our revenues and cash available for distributions to our shareholders.
Our investments in residential apartment properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our shareholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability to do so may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to make distributions to our shareholders. These changes include, among others, the following:

               ● changes in national, regional or local economic conditions;
               ● changes in local market conditions; and
               ● changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

               Due to these changes or others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant, the failure of a tenant’s guarantor to fulfill its obligations or other premature termination of a lease could, depending upon the size of the leased premises and our advisor’s ability to successfully find a substitute tenant, have a materially adverse effect on our revenues and the value of our common shares or our cash available for distribution to our shareholders.

If we are unable to find tenants for our properties, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues and cash available for distribution to our shareholders will be substantially reduced.

Our revenue and cash available for distributions to shareholders could be materially adversely affected if any significant tenant or tenants were to become bankrupt or insolvent, or suffer a material adverse event or a downturn in their business.
           The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.  If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy.  In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us.  Our claim against the tenant for unpaid and/or future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and our claim for unpaid rent would likely not be paid in full.  Our revenue and cash available for distributions to our shareholders could be materially adversely affected if our significant tenants were to become bankrupt or insolvent or suffer a downturn in their business.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could significantly decrease our cash flow.
Current tenants may not renew their leases upon the expiration of their terms.  Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms.  If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  Moreover, the terms of a renewal or new lease may be less favorable than the current lease terms.  Any of these factors could cause a decline in lease revenue, which would have a negative impact on our profitability.

We may be subject to risks with respect to our acquisition and development activities.
            The agreements we execute to acquire properties generally are subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable.  Acquired properties may fail to perform as we expected in analyzing our investments.

We engage in development of certain types of properties for lease or sale. Development involves many risks, including the following:

                 ● we may be unable to obtain, or may suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs, modification or abandonment of these projects;
                 ● we may incur construction costs for property which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;
                 ● we may not be able to obtain financing on favorable terms or at all, which may render us unable to proceed with our development activities;
                 ● we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs; and
                 ● occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.

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

             Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns and may never realize cash returns.  Because we anticipate paying cash distributions to our shareholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

Newly developed and acquired properties may not produce the returns that we expect, particularly in the current global economic environment, which could adversely affect our overall financial performance.
In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property.  In particular, we estimate the return on our investment based on expected occupancy and rental rates. Some of these estimates were made in advance of the recent economic downturn, and we cannot assure you that our operations at these properties will not be adversely affected by the current global economic environment relative to our original estimates.  Additionally, we have acquired, and may continue to acquire, properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased at favorable rental rates.  If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing the investment.

The recent credit crisis may adversely affect potential homebuyers’ ability to obtain financing and our ability to obtain development financing or refinance current mortgage loans.
Our business is substantially dependent on the ability of our customers to finance the purchase of our land or homes.  The current credit crisis has increased lender scrutiny of potential borrowers and has made it difficult for some potential homebuyers to obtain financing.  Continued or increasing limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations.  Our business is also substantially dependent on our ability to obtain financing for our development activities as well as refinancing our properties’ mortgages.  Increases in interest rates, concerns about the credit market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing, reduce our ability to obtain the funds required for our future operations, and limit our ability to refinance existing debt when it matures.  Changes in competition, availability of financing, customer trends and market conditions may also impact our ability to obtain loans to finance the development of our future communities.

The Company has two lines of credit and one non-recourse mortgage that mature in 2009.  In the United States, a $14,000,000 revolving line of credit loan that was set to mature on April 14, 2009 has been extended to March 31, 2010 with quarterly scheduled payments as follows:  first quarter payment of $2,200,000 on March 31, 2009; second quarter payment of $1,300,000 on June 30, 2009; third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2009; and the remaining balance of approximately $571,000 in the first quarter of 2010.  Although the Company has extended this line of credit, the Company continues to work with other lenders to replace this facility entirely.  The Company has certain financial covenants related to this revolving line of credit.  As of December 31, 2008, the Company failed to meet the Minimum Net Worth covenant at the ACPT level as tangible net worth was $1,341,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.  The failure to meet this covenant did not impact any other debt agreements.

In Puerto Rico, a $10,000,000 credit facility, with an outstanding balance of $4,327,000 as of December 31, 2008, matures on August 31, 2009.  The Company anticipates that the balance outstanding on this facility will be approximately $8,300,000 as of August 31, 2009.  While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extending the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP provided a guarantee on this credit facility; however, the lender's recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral.  In the event of a default, the lender's sole recourse is to foreclose on the property.  An event of default on this facility will not affect any other debt facility held by the Company.  The collateral to support the line of credit consists of 427 acres of land, which has a cost basis of $11,500,000 at December 31, 2008.  There is no income generated from this property as it is in the planning stages for the development of the Company’s second planned community in Puerto Rico.

Also in Puerto Rico, the Company has a mortgage balance maturing on April 30, 2009.  As of December 31, 2008, the balance due was $6,816,000.  The Company is in the process of refinancing this mortgage.  However, should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property, which has a cost basis of $3,785,000 at December 31, 2008.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

Borrowing increases our business risks.
Debt service increases the expense of operations since we are responsible for retiring the debt and paying the attendant interest, which may result in decreased cash available for distribution to our shareholders. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our trustees can change our policy relating to the incurrence of debt at any time without shareholder approval.

We may incur indebtedness secured by our properties, which subjects those properties to foreclosure.
             Incurring mortgage indebtedness increases the risk of possible loss.  Most of our borrowings to acquire properties are secured by mortgages on our properties.  If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan which could adversely affect distributions to shareholders.  For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds our basis of the property, there could be taxable income upon a foreclosure.  To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

Increases in interest rates could increase the amount of our debt payments and adversely affect our results of operations and our ability to make cash distributions to our shareholders.
             Higher interest rates could increase debt service requirements on variable rate debt and could adversely affect our results of operations and reduce the amounts available for distribution to our shareholders.  Additionally, such change in economic conditions could cause the terms on which borrowings become available to be unfavorable.  In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Increased construction of similar properties that compete with our properties in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.
We may acquire properties in locations which experience increases in construction of properties that compete with our properties.  This increased competition and construction could:

                 ● make it more difficult for us to find tenants to lease units in our apartment communities;
                 ● force us to lower our rental prices in order to lease units in our apartment communities; and
                 ● substantially reduce our revenues and cash available for distribution to our shareholders.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, thus harming our financial condition.  The real estate market is affected by many factors that are beyond our control, including:

                 ● adverse changes in national and local economic and market conditions;
                 ● changes in interest rates and in the availability, cost and terms of debt financing;
                 ● changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;
                 ● the ongoing need for capital improvements, particularly in older buildings;
                 ● changes in operating expenses; and
                 ● civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

        We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

                We may be required to expend funds to correct defects or to make improvements before a property can be sold.  We cannot assure you that we will have funds available to correct those defects or to make those improvements.  In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  We may also acquire properties that are subject to a mortgage loan that may limit our ability to sell the properties prior to the loan’s maturity.  These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.
           Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located.  Because we mainly operate in the suburban areas surrounding Washington D.C. and Puerto Rico, our portfolio of properties may not be geographically diversified.  A regional recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

Competition with entities that have greater financial resources could make it more difficult for us to acquire attractive properties and achieve our investment objectives.
               We compete for investment opportunities with entities with substantially greater financial resources.  These entities may be able to accept more risk than our board of trustees believes is in our best interests.  This competition may limit the number of suitable investment opportunities offered to us.  This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties.  In addition, we believe that competition from entities organized for purposes similar to ours may increase in the future.

Our revenue and cash available for distributions to shareholders could be materially adversely affected if Lennar or any other significant customer were to become bankrupt or insolvent, or suffer a material adverse event or a downturn in their business.
    Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. Land Development segment were $12,438,000 for the year ended December 31, 2008 which represented 84% of the U.S. Land Development segment’s revenue and 15% of our consolidated revenue for the year ended December 31, 2008.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2008.  Loss of all or a substantial portion of our land sales, as well as our joint venture’s land sales, to Lennar would have a significant adverse effect on our financial results.

       Although Lennar was contractually obligated to purchase 200 lots per year, the market is not currently sufficient to absorb this sales pace.  Accordingly, Lennar’s management requested and the Company granted a reduction of the 200 lot requirement for 2008 through 2011.  Management agreed to accept a total of 119 lots as satisfaction of their lot takedown requirement for 2008 and 100 lots per year for 2009 through 2011.  In addition, the Company agreed to a temporary price reduction to 25% of the selling price of the home for 2009 through 2011.  Should Lennar not comply with their obligations pursuant our amended contract or there be a reduced demand for our commercial property our revenue and cash available for distributions to our shareholders would be adversely impacted.

We may be unable to renew our HUD subsidy contracts and may lose federal funding to service these contracts.
 As of December 31, 2008, we owned equity interests in multifamily rental properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes.  These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners.  Historically, there have been delays in the receipt of subsidy payments which generally occur upon contract renewal and HUD’s annual budget renewal process.  For HUD properties held in partnerships in which we serve as General Partner, we may be required to fund operating cash deficits when these delays occur.  General Partner advances or loans to the partnerships may then become subject to the repayment provisions required by the respective partnership agreements which may impede the timing of repayment.  Furthermore, as a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts.  If permitted rents on a property are insufficient to cover costs, our cash flow from these properties will be negatively impacted, and our management fees may be reduced or eliminated.

An uninsured loss or a loss that exceeds the insurance policies on our properties could subject us to lost capital or revenue on those properties.
 We may experience economic harm if any damage to our properties is not covered by insurance.  We carry insurance coverage on our properties of the type and in amounts that we believe is in line with coverage customarily obtained by owners of similar properties.  We believe all of our properties are adequately insured.  However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties.  We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the property.  If an uninsured loss or a loss in excess of insured limits should occur, we could lose all or part of our capital invested in a property, as well as any future revenue from the property, which could adversely affect our results of operations and financial condition, and our ability to pay distributions to our shareholders.

The costs of compliance with, or liabilities under, environmental laws may adversely affect our operating results.
           Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations.  An owner of real property can face liability for environmental contamination created by the presence, release or discharge of hazardous substances on the property.  We may face liability regardless of:

                ● our lack of knowledge of the contamination;
                ● the timing of the contamination;
                ● the cause of the contamination; or
                ● the party responsible for the contamination of the property.

            There may be environmental problems associated with our properties of which we are unaware.  If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

                The presence of hazardous substances on a property may adversely affect our ability to sell the property, and we may incur substantial remediation costs, thus harming our financial condition. In addition, although many of our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease.  Certain leases with significant tenants do not indemnify us against environmental liabilities arising from these tenants’ activities on the property.  The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay distributions to our shareholders.
        Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons.  These requirements became effective in 1992.  A number of additional U.S. federal, state and local laws may also require modifications to our properties or restrict certain further renovations of the properties, with respect to access thereto by disabled persons.  Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and an order to correct any non-complying feature, which may require substantial capital expenditures.  We have not conducted an audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation.  If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the property into compliance.

            In addition, our properties are subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with various requirements, we might incur governmental fines or private damage awards.  In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

                 If we incur substantial costs to comply with the ADA or any other legislative or regulatory requirements, our financial condition, results of operations, cash flow, market price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our shareholders could be adversely affected.

Our business could be harmed if key personnel terminate their employment with us.
    We could be hurt by the loss of key management personnel.  Our future success depends, to a significant degree, on the efforts of our senior management.  Our operations could be adversely affected if key members of senior management cease to be active in our company.

Terrorist attacks and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our operations and our profitability.
    Terrorist attacks may negatively affect our operation and profitability.  These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs.  The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks.  In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance.  Additional terrorism insurance may not be available at a reasonable price or at all.  If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of these investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.

    The United States may enter into armed conflicts in the future.  The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

    Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy.  They also could result in a continuation of the current economic uncertainty in the United States or abroad.  Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders, and may adversely affect and/or result in volatility in the market price for our securities.

If we were to be taxed as a corporation rather than a partnership, we would experience adverse tax consequences with respect to the income earned from our Puerto Rico operations.
         The Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), provides that publicly traded partnerships such as ACPT will, as a general rule, be taxed as corporations for U.S. federal income tax purposes, subject to certain exceptions.  We have relied in the past, and expect to continue to rely on an exception to this general rule for publicly traded partnerships that earn 90% or more of their gross income for every taxable year from specified types of “qualifying income,” including dividends.  If we fail to meet this “qualifying income” exception or are otherwise treated as a corporation for federal income tax purposes, the income we earn from our Puerto Rico operations would be subject to increased taxes.

 We do not believe that there would be an increase in the U.S. income taxes that would be imposed on our U.S. operations if ACPT were not to qualify as a partnership for U.S. federal income tax purposes because our U.S. operations are conducted through U.S. corporations that are subject to U.S. federal income tax.  However, our classification as a partnership does permit us to reduce the overall taxes that the Company pays on the operations of our Puerto Rican subsidiary (because, in ACPT’s current partnership tax structure, ACPT is taxed in Puerto Rico, but not in the United States, on those operations).  If we were not able to qualify as a partnership for U.S. federal income tax purposes, the net result would be an incremental increase in ACPT’s total tax expense on income for operations in Puerto Rico, although it is not practicable to quantify that potential impact.  In addition, if we were not to qualify as a partnership for U.S. federal income tax purposes, any foreign tax credits generated by our Puerto Rico operations would be used by us and would no longer be passed through to our shareholders.

The tax liabilities of our shareholders may exceed the amount of the cash distributions we make to them.
A shareholder generally will be subject to U.S. federal income tax on his or her allocable share of our taxable income, whether or not we distribute that income to the shareholders.  We intend to make elections and take other actions so that, to the extent possible, our taxable income will be allocated to individual shareholders in accordance with the cash received by them.  In addition, we are generally required by our Declaration of Trust to make minimum aggregate distributions, in cash or property, each year to our shareholders equal to 45% of our net taxable income, reduced by the amount of Puerto Rico taxes we pay.

If our income consists largely of cash distributions from our subsidiaries, as expected, it is likely that we will have sufficient cash to distribute to shareholders.  There can be no assurance, however, that our income allocations to the individual shareholders will be respected or that we will be able to make distributions in any given year that provide each individual shareholder with sufficient cash to meet his or her federal and state income tax liabilities with respect to his or her share of our income.  However, there is a proposed Treasury regulation that may affect the ability of our shareholders to claim foreign tax credits attributable to their investment in us under Section 901 of the Internal Revenue Code.  On November 19, 2007, IRS Notice 2007-95 provided a delay of the effective date of proposed amendments to the foreign tax credit regulations.  The regulations, with or without changes, will be effective for tax years beginning after the final regulations are published in the Federal Register.

A portion of the proceeds from the sale of our shares may be taxed as ordinary income.
A shareholder will generally recognize gain or loss on the sales of our shares equal to the difference between the amount realized and the shareholder’s tax basis in the shares sold.  Except as noted below, the gain or loss recognized by a shareholder, other than a “dealer” in our shares, on the sale or exchange of shares held for more than one year, will generally be taxable as a capital gain or loss.  Capital gain recognized by an individual on the sale of shares held more than 12 months will generally be taxed at a maximum rate of 15%.

A portion of this gain or loss, however, may be taxable as ordinary income under Section 751 of the Code to the extent attributable to so-called “unrealized receivables,” which term, for this purpose, includes stock in our Puerto Rican subsidiary to the extent that gain from our sale of that stock would be taxable to our shareholders as a dividend under Section 1248 of the Internal Revenue Code.  The amount of ordinary income attributable to “unrealized receivables” related to stock in our Puerto Rican subsidiary will be determined based on the amount of earnings and profits accumulated by our Puerto Rican subsidiary.  We will provide to each selling shareholder, at the time we send the IRS Schedule K-1 materials, a table showing the earnings and profits accumulated by our Puerto Rican subsidiary by year and the average number of our shares outstanding during the year, so that the shareholder may make a determination of the amount of earnings and profits allocable to him or her and the amount of ordinary income to be recognized on the sale.  Although there is no definitive authority on the question, we believe that it is reasonable to base the allocation on the earnings and profits accumulated during the period that the shareholder held the shares that are sold and the percentage of our average number of shares outstanding that those shares represented.

The amount of unrealized receivables may exceed the net taxable capital gain that a shareholder would otherwise realize on the sale of our shares, and may be recognized even if the shareholder would realize a net taxable capital loss on the sale.  Thus, a shareholder may recognize both ordinary income and capital loss upon a sale of our shares.  Accordingly, a shareholder considering the sale of our shares is urged to consult a tax advisor concerning the portion of the proceeds that may be treated as ordinary income.  In addition, the shareholder is required to report to us any sale of his or her shares, unless the broker effecting the transaction files a Form 1099-B with respect to the sale transaction.

Tax rules relating to the tax basis and holding period of interests in a partnership differ from those rules affecting corporate stock generally, and these special rules may impact purchases and sales of our shares in separate transactions.
 The Internal Revenue Service (“IRS”) has ruled that an investor who acquires interests in an entity taxed as a partnership, such as ACPT, in separate transactions must combine those interests and maintain a single adjusted tax basis for those interests.  Upon a sale or other disposition of less than all of the shares held by a shareholder, a portion of the shareholder’s tax basis in all of his or her shares must be allocated to the shares sold using an “equitable apportionment” method, which generally means that the tax basis allocated to the shares sold bears the same relation to the shareholder’s tax basis in all of the shares held as the value of the shares sold bears to the value of all of the Shares held by the shareholder immediately prior to the sale.  Furthermore, Treasury regulations under Section 1223 of the Internal Revenue Code generally provide that if a shareholder has acquired shares at different times, the holding period of the transferred shares shall be divided between long-term and short-term capital gain or loss in the same proportions as the long-term and short-term capital gain or loss that the shareholder would realize if all of the shareholder’s shares were transferred in a fully taxable transaction immediately before the actual transfer.  The Treasury regulations provide, however, a special rule that allows a selling shareholder who can identify shares transferred with an ascertainable holding period to elect to use the actual holding period of the shares transferred.

  Thus, according to the ruling discussed above, a shareholder will be unable to select high or low basis shares to sell as would be the case with shares of entities treated as corporations for U.S. federal income tax purposes, but, according to the Treasury regulations, may designate specific shares for purposes of determining the holding period of the shares transferred.  A shareholder electing to use the actual holding period of shares transferred must consistently use that identification method for all subsequent sales or exchanges of shares.  A shareholder considering the purchase of additional shares or a sale of shares purchased in separate transactions is urged to consult his or her tax advisor as to the possible consequences of the ruling and the application of these Treasury regulations.

We would experience adverse tax consequences with respect to the income earned from our Puerto Rico operations if the IRS successfully asserts that the “anti-stapling” rules apply to our investments in IGP Group and our U.S. corporate subsidiaries.
                   If we were subject to the “anti-stapling” rules of Section 269B of the Internal Revenue Code, we would experience adverse tax consequences as a result of owning more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, such as IGP Group.  If the “anti-stapling” rules applied, IGP Group would be treated as a domestic corporation, which would cause IGP Group to be subject to U.S. federal income tax.  The net result would be an incremental increase in ACPT’s total tax expense on income for operations in Puerto Rico, although it is not practicable to quantify that potential impact.  In addition, if the anti-stapling rules applied, we would no longer have foreign tax credits attributable to our Puerto Rico operations to pass through to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None

ITEM 2.	PROPERTIES

   ACPT owns real property located in the United States and Puerto Rico.  As of December 31, 2008, the Company held investments in multifamily and commercial real estate properties, apartment properties under construction, community development land holdings, and homebuilding units.  Refer to the tables in Item 1 of this Annual Report on Form 10-K for additional information.

ITEM 3.	LEGAL PROCEEDINGS

   Below is a description of all material litigation that ACPT or any of its subsidiaries are a party to.

   Comité Loiza Valley en Acción, Inc. vs. Cantera Hipódromo, Inc., Carlos Ortiz Brunet, his wife Frances Vidal; Land Development Associates, S.E.; Integrand Assurance Company; American International Insurance Company; Et als, No. FPE97-0759(406), Superior Court of Carolina, Puerto Rico.  On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s insurance companies and LDA.  The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish.  The damages claimed exceed $11,000,000.  The physical damage to the property is estimated at less than $1,000,000.  The lease agreement contains an indemnification clause in favor of LDA.  The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company.  Integrand’s legal counsel has provided the legal defense for all parties to date but in September 2003 declared that the allegations in the complaint regarding public nuisance do not fall under their policy.  In November 2003, the lessee’s legal counsel filed a motion in opposition to such allegation.  On January 28, 2005, the appellate court in Puerto Rico confirmed the trial court’s decision and Integrand was forced to provide coverage and pay attorneys’ fees to LDA and to Cantera Hipodromo.  On February 11, 2005, Integrand filed a reconsideration motion in the appellate court and on February 28, 2005 the same court dismissed the motion presented by Integrand.  On March 17, 2005, Integrand filed a request of certiorari in the Supreme Court of Puerto Rico and on March 23, 2005, an opposition to the expedition of the certiorari was filed.  On June 6, 2005, the Supreme Court denied said request.  Hence, LDA is an added insured on the damage claims in the complaint.  The trial began in 2007 and continued throughout 2008.  A judgment is expected to be entered near the end of 2009.

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

     Arlena Chanye et al. vs. American Rental Management Company Case No.s RH-TP-06-28366/RH-TP-06-28577.  In 2006, a group of approximately 60 tenants of Capital Park Towers Apartments (“Capital Park”) a property managed, but not owned by ARMC and located at 301 G Street, S.W., Washington, D.C. filed a tenant petition with the Rent Administrator for the District of Columbia challenging increases in rent implemented with respect to said tenants units during the previous three year period (“Initial Case”).  Following the initial petition, a group of 60 additional tenants filed a similar petition in May of 2008.  While the Company has numerous defenses to the claims asserted in both cases, at this time management believes that potential exposure to damages in these cases is probable and estimates the loss at approximately $230,000.  Generally, these types of losses are covered by our insurance policies.  However, the Company has recently been informed that our insurance carrier intends to deny these claims.  We intend to vigorously defend against the claims asserted and will continue to pursue coverage under our insurance policies.  Given the current circumstances, the Company accrued $230,000 in the third quarter 2008 related to the potential losses.  However, absent a settlement of the case, it will likely take a number of years before the case is concluded and a final determination rendered.  The Company's Chairman has an economic interest in the property related to a note receivable from Capital Park.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
   The executive officers of the Company are as follows:

Name	Age	Position

J. Michael Wilson	43	Chairman
Stephen K. Griessel	49	Chief Executive Officer
Matthew M. Martin	33	Chief Financial Officer and Secretary
Eduardo Cruz Ocasio	62	Senior Vice President and Assistant Secretary
Jorge Garcia Massuet	70	Vice President
Harry Chalstrom	48	Vice President
Mark L. MacFarland	39	Vice President
Rafael Velez	52	Vice President

                   Messrs. Wilson and Griessel are also members of our Board of Trustees.  Brief biographies of Messrs. Wilson and Griessel are incorporated by reference to the Company’s Proxy Statement to be filed with the SEC for its Annual Shareholder’s Meeting to be held in June 2009.  Biographical information for our other executive officers is as follows:

   Matthew M. Martin was appointed Chief Financial Officer of the Company effective October 1, 2008.  Mr. Martin has been employed with the Company since 2005 as Chief Accounting Officer, and has been serving as the Company’s Principal Financial Officer since August 2008.  Prior to joining the Company, he worked for FTI Consulting serving as a Manager in the Forensic and Litigation Consulting practice from 2002 to 2005.  Prior to joining FTI Consulting, he managed audits for Arthur Andersen.  Mr. Martin is a Certified Public Accountant in the State of Maryland and is a Certified Fraud Examiner.

   Eduardo Cruz Ocasio was appointed Senior Vice President of the Company in June 2002 after serving as Vice President and Assistant Secretary of the Company since July 1998.  Prior to that date, he served in various capacities with the predecessor company.

   Jorge Garcia Massuet was appointed Vice President of the Company in June 2002.  Mr. Massuet has been Vice President of IGP since January 1999.  Mr. Masuet served as Vice President and General Manager of Fountainebleu Plaza, S.E., a real estate development firm, from January 1994 to December 1998.

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

   The principal market for our Company’s common shares is the NYSE Amex (formerly the American Stock Exchange), where the Company’s common shares are listed under the symbol "APO”.  As of the close of business on March 3, 2009, there were 129 shareholders of record of ACPT’s common shares.  On March 3, 2009 the closing price reported by the NYSE Amex was $3.50.

   The table below sets forth, for the periods indicated, the high and low closing prices of the Company’s shares as reported on the NYSE Amex, and the dividends declared per common share for such calendar quarter.

		Price Range of ACPT Shares		Dividends
		High	Low	Declared

2008	Quarter
	Fourth	$ 10.20	$ 3.10	$ 0.10
	Third	14.25	10.20	-
	Second	19.01	13.45	-
	First	20.00	14.50	-

2007	Quarter
	Fourth	$ 25.75	$ 17.50	$ -
	Third	27.59	19.22	0.10
	Second	20.33	18.58	0.10
	First	19.47	17.64	0.10

Minimum annual distributions
   Under the terms of the Declaration of Trust of ACPT, the Board of Trustees is required to make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders, reduced by any Puerto Rico income tax paid by ACPT and any U.S. federal income taxes paid by ARPT with respect to undistributed capital gains.

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

Unregistered equity securities
The Company has not sold any unregistered equity securities or purchased any of its registered equity securities during the twelve months ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

                     The following table sets forth selected consolidated financial and operating data of the Company as of and for each of the five years ended December 31, 2008.  The information in the following table should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007 (1)	2006 (2)	2005	2004
	(In thousands, except per share and operating data)
Income Statement Data:
Total operating revenues	$82,914	$85,376	$98,163	$62,313	$49,011
Total operating expenses	75,558	69,294	73,168	51,207	40,932
Operating income	7,356	16,082	24,995	11,106	8,079
(Loss) income before provision (benefit) for income taxes	(10,503)	(848)	7,485	6,855	4,331
Income tax provision (benefit)	853	(307)	2,894	(690)	1,500
Net (loss) income	(11,356)	(541)	4,591	7,545	2,831
Earnings (loss) per share
Basic	$(2.18)	$(0.10)	$0.88	$1.45	$0.55
Diluted	$(2.18)	$(0.10)	$0.88	$1.45	$0.55

Balance Sheet Data:
Total assets	$355,193	$360,724	$346,699	$217,085	$184,027
Recourse debt	39,416	25,589	29,351	32,818	27,192
Non-recourse debt	276,120	279,981	270,720	119,865	98,879
Other liabilities	38,316	42,708	30,774	29,912	29,065
Total liabilities	353,852	348,278	330,845	182,595	155,136
Shareholders' equity	1,341	12,446	15,854	34,490	28,891
Cash dividends declared and paid per common share	$0.10	$0.30	$0.83	$0.40	$0.35

Operating Data:
Rental apartment units managed at end of period	7,225	7,225	7,693	7,491	7,406
Residential lots sold	119	78	135	94	70
Residential lots transferred to homebuilding	-	-	-	-	160
Residential lots transferred to joint venture	-	-	-	-	352
Joint venture lots delivered	-	48	61	25	-
Residential lots transferred to investment property division	-	-	-	252	-
Commercial and business park acres sold	4	12	15	11	3
Homes sold	15	29	78	32	55

Net operating income (3):
U.S. Operating Real Estate segment	21,326	19,181	16,433	11,766	10,478
Puerto Rico Operating Real Estate segment (5)	11,216	10,873	10,561	-	-

Funds from Operations (4):
U.S. Operating Real Estate segment	6,757	7,588	7,147	6,420	4,451
Puerto Rico Operating Real Estate segment (5)	2,335	1,940	1,199	-	-

U.S. Operating Real Estate Segment
Net income	$675	$1,996	$2,538	$2,593	$1,239
Depreciation	6,082	5,592	4,609	3,827	3,212
FFO	$6,757	$7,588	$7,147	$6,420	$4,451

Puerto Rico Operating Real Estate Segment (5)
Net loss	$(1,434)	$(254)	$(2,416)	-	-
Depreciation and unconsolidated partnership adjustment	3,769	2,194	3,615	-	-
FFO	$2,335	$1,940	$1,199	-	-

(1)
The financial statements as of and for the year ended December 31, 2007 reflect the adoption of  Financial Accounting Standards Board Interpretation No. 48 “Account for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 (Refer to Note 3 and 11 of our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K).

(2)
The financial statements as of and for the year ended December 31, 2006 reflect the adoption of Emerging Issues Task Force 04-05, “Determining Whether a General Partner as a Group Controls a Limited Partnership or Similar Entity When The Limited Partners Have Certain Rights” (“EITF 04-05”) on January 1, 2006 (Refer to Note 3 of our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K ).

(3)
Net Operating Income (“NOI”), defined as real estate rental revenue less real estate operating expenses, is the primary performance measure we use to assess the results of our operations.  When considered with the financial statements prepared in accordance with principles of accounting generally accepted in the United States (“GAAP”), it is helpful to investors in understanding our performance because it captures the performance of our real estate operations in a measure that is comparable with other entities that have different capitalization.  We provide NOI as a supplement to operating income and net income calculated in accordance with GAAP.  NOI does not represent operating income or net income calculated in accordance with GAAP.  As such, it should not be considered an alternative to operating income or net income as an indication of our operating performance.  See “Results of Operations” for the U.S. and Puerto Rican Real Estate Operating segments for a reconciliation of NOI to operating income.

(4)
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements prepared in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property.  We compute FFO in accordance with the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

(5)	Puerto Rico rental property operations were unconsolidated for the years ended December 31, 2004 and 2005.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

GENERAL

ACPT is a self managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding through its consolidated subsidiaries.  In 2008, ACPT operated in two principal lines of business, Operating Real Estate and Land Development, and conducted its operations in both the United States and Puerto Rico.

U.S. Operating Real Estate

Our U.S. Operating Real Estate business is managed through American Rental Properties Trust ("ARPT") and American Rental Management Company ("ARMC").  ARPT holds the general and limited partnership interests in our single-purpose entities that own the U.S. Apartment Properties.  ARPT's ownership in these entities ranges from 0.1% to 100%.  Our U.S. Operations also include the management of apartment properties in which we have an ownership interest and one third-party owned apartment property.    Effective March 1, 2009, ARMC will no longer manage the third-party owned apartment property.

Puerto Rican Operating Real Estate

Our Puerto Rican Operating Real Estate business is conducted through Interstate General Properties Limited Partnership S.E. ("IGP").  IGP owns interests in the Puerto Rico Apartment Properties and two commercial properties and provides property management services to the Puerto Rico Apartment Properties, apartment properties owned by third parties, our Puerto Rican commercial properties, and home-owner associations related to our Puerto Rican planned communities.  IGP also provides management services for our Puerto Rican homebuilding and community development operations.  The Puerto Rico Apartment Properties are organized into separate partnerships and receive HUD subsidies.  IGP's ownership in these partnerships ranges from 1% to 52.5%.  IGP's ownership in the commercial properties ranges from 28% to 100%.

U.S. Land Development

Our U.S. Land Development operations are managed through American Land Development, Inc. ("ALD").  ALD owns and develops our land holdings in St. Charles, Maryland, which consists of a 9,000 acre planned community consisting of residential, commercial, recreational and open space land.  ALD also had a 50% interest in a land development joint venture formed to develop land for an active adult community in St. Charles, Maryland, until we sold our interest in the venture in November 2008.  In October 2008, the Company entered into an agreement with Surrey Homes, LLC (“Surrey Homes”) to contribute $2,000,000 over the next year in exchange for a 50% ownership interest in Surrey Homes.

Puerto Rican Land Development

Our Puerto Rican Land Development operations are conducted through Land Development Associates, S.E. (“LDA”).  LDA holds our community development assets in Puerto Rico, which consists of two planned communities.  The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreational land similar to our U.S. land development operations but on a smaller scale.  Our second planned community, Parque El Commandante, is currently in the planning stages.  Our homebuilding operation builds condominiums for sale on land located in its planned communities.  LDA retained a limited partner interest in two commercial buildings in Parque Escorial opened in 2001 and 2005, which were built on land contributed by LDA.

ACPT is taxed as a U.S. partnership and its income flows through to its shareholders.  ACPT is subject to Puerto Rico taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders. A federal tax regulation has been proposed that could eliminate the ability to pass through these foreign tax credits to ACPT’s shareholders.  Comments on the proposed regulation are currently being evaluated with the final regulation effective for tax years beginning after the final regulation is ultimately published in the Federal Register.   ACPT’s income consists of (i) certain passive income from IGP Group, a controlled foreign corporation, (ii) distributions from IGP Group and (iii) dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is taxed as a Puerto Rico corporation, the income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this income, only the portion attributable to the profits on the residential land sold in Parque Escorial passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.  The taxable income from the U.S. apartment properties flows through to ARPT.

EXECUTIVE SUMMARY OF 2008 RESULTS

Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.

For the year ended December 31, 2008, our consolidated rental revenues increased $1,521,000, or 2%, to $62,243,000 as compared to $60,722,000 for the year ended December 31, 2007.  The increase was primarily attributable to overall rent increases at comparable properties in both the United States and Puerto Rico.  ACPT’s consolidated net operating income (“NOI”), defined as real estate rental revenue less real estate operating expenses, increased $2,486,000, or 8%, to $32,564,000 during the year ended December 31, 2008 as compared to $30,078,000 year ended December 31, 2007.  This represents ACPT’s annual rent increase of 3% and the impact of our costs saving initiatives in 2008.

Community development land sales for the year ended December 31, 2008 increased $240,000, or 1%, to $14,726,000 as compared to $14,486,000 for the year ended December 31, 2007.  Land sales, currently sourced from the U.S. Land Development segment, result in large part from a sales agreement with Lennar Corporation (“Lennar”) which purchased 119 lots during 2008 as compared to 78 during 2007.  In November, 2008, the Company amended its agreement with Lennar modifying the minimum number of lots that Lennar is required to take down annually to 100 lots and increasing the minimum purchase price for such lots between November 2008 and December 31, 2011 from 22.5% to 25% of the selling price of the home constructed and sold to the homebuyer, subject to certain minimum pricing.  In addition, on November 19, 2008, the Company sold its 50% interest in St. Charles Active Adult Community, LLC to Lennar recognizing $2,792,000 as revenue related to previously deferred items.  Commercial land sales in 2008 comprised 3.7 commercial acres in St. Charles, Maryland for $1,900,000.  The Company sold two previously developed lots within Henry Ford Circle, totaling approximately two acres for $363,000 and one parcel within the O’Donnell Lake Restaurant Park, our latest commercial development project located near the St. Charles Towne Center, for 1.7 acres for $1,625,000.

Home sales for year ended December 31, 2008 decreased $3,850,000, or 51%, to $3,730,000 as compared to $7,580,000 for the year ended December 31, 2007.  Home sales, currently sourced from the Puerto Rican Land Development segment, are impacted by the local real estate market.  The Puerto Rico real estate market has slowed substantially.  The Company closed 15 units during 2008 (only three during the last six months) as compared to 29 units closed during 2007.  As of December 31, 2008, six completed units remain within inventory.  The Company intends to offer incentives to homebuyers along with the federal incentives offered to first time homebuyers in order to sell the remaining six units, three of which are penthouse units.

ACPT recognized an impairment charge of $7,456,000 in the fourth quarter of 2008 related to the land holdings in Puerto Rico and five Baltimore properties.  In Puerto Rico, the Company determined that construction of a $350,000 product for the Hilltop project is no longer prudent and believes that construction finance could not be obtained at that level.   The Company is now anticipating construction of a product similar to Torres.  Due to increased cost of construction, decline in sales prices and the per unit land basis, the Company noted that the expected total costs of the project exceeded the expected sales proceeds.  The Company has recorded an impairment of $6,200,000 in the fourth quarter of 2008 based on an assessment of expected discounted cash flows assuming that the Company will build and sell condominium units on the parcel similar to those built at Torres.  The carrying value of the land holdings was $6,100,000 as of December 31, 2008.  During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the two remaining properties.  Based on those offers, the Company has recorded an impairment charge of $1,256,000 during the fourth quarter of 2008 to reduce the carrying value of the properties to their estimated fair market value less costs to sell as of December 31, 2008 of $35,400,000.

The Company pools its overhead costs, including accounting, human resources, office management, technology and executive office costs, and allocates those costs to its segments based on percentages of management’s allocated time.  During 2008, the Company incurred $4,691,000 of severance and salary expenses for employees who are no longer with the Company.  Included in this amount was: $2,100,000 in severance payments to the Company’s former Chief Operating Officer and Chief Financial Officer based on stipulations in their employment agreements; $805,000 in severance payments in the fourth quarter as we initiated an organizational restructuring to reduce overhead costs and reduce future cash outflows; and $360,000 in accrued  consulting fees to former Company executives in 2008.  In addition, the Company recorded equity compensation expense in the fourth quarter of $562,000 to capture the impact of an agreement between a primary shareholder of the Company and the Company's Chief Executive Officer ("CEO") to provide the CEO with the economic benefit of 185,550 shares of their common stock as of October 1, 2008.  The Company has also focused on non-labor cost-cutting efforts over the past year in advertising, office expenses, and travel costs and has budgeted to maintain or reduce costs throughout the Company in the year to come.  General, administrative, selling and marketing costs company-wide increased $3,636,000, or 34%, to $14,483,000 as compared to $10,847,000 for the year ended December 31, 2007.

On a consolidated basis, the Company reported a net loss of $11,356,000 for the year ended December 31, 2008.  The net loss included a provision for income taxes of $853,000, resulting in a consolidated effective tax rate of approximately (8.1%).  The consolidated effective rate was impacted by the losses for which no benefit can be recognized, tax rate differences between jurisdictions, a valuation allowance on the net deferred tax asset, non-deductible equity compensation, and by accrued penalties.  For further discussion of these items, see “Results of Operations-Provisions for Income Taxes.”

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN BASIS OF PRESENTATION

   In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” and in February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates.  The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  The Company adopted SFAS 157 on January 1, 2008, and it did not have a material impact.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company did not adopt any fair value election upon adoption.

   The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items and represent Level 1 assets under the fair value hierarchy in SFAS No. 157

   We measure long term debt at fair value on a recurring basis.  As of December 31, 2008, the book value of long-term fixed rate debt was $294,721,000, and the fair value of total debt was $343,076,000.  As of December 31, 2007 the book value of long-term fixed rate debt was $296,735,000, and the fair value of total debt was $311,988,000.  Fair value was determined by discounting future cash flows using borrowing rates currently available to the Company for debt with similar terms and maturities.  This represents Level 3 liabilities under the fair value hierarchy in SFAS No. 157.

       On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption is prohibited.  As of January 1, 2009, the Company will reclassify $882,000 from Minority Interest (currently shown in liabilities) to a new line item, Noncontrolling Interests, to be included in shareholders’ equity.  In addition, $13,687,000 of Minority Interest, which is currently included in Retained Earnings as it represents distributions and losses in excess of basis, will also be reclassified to the Noncontrolling Interests line item.

     On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future

CRITICAL ACCOUNTING POLICIES

       The Securities and Exchange Commission defines critical accounting policies as those that are most important to the portrayal of our financial condition and results.  The preparation of financial statements in conformity with GAAP in the United States requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements.  Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

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

The Company considers many factors in determining whether or not an investment should be recorded under the equity method, such as economic and ownership interests, authority to make decisions, and contractual and substantive participating rights of the partners. Income and losses are recognized in accordance with the terms of the partnership agreements and any guarantee obligations or commitments for financial support. The Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of general partnership interests in two limited partnerships which own certain U.S. Apartment Properties; a limited partnership interest in a limited partnership that owns a commercial property in Puerto Rico; a 50% ownership interest in a joint venture formed as a limited liability company which was sold on November 19, 2008; and effective October 28, 2008, a 50% ownership interest in Surrey Homes.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition.  If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project.

ACPT recognized an impairment charge of $7,456,000 in the fourth quarter of 2008 related to the land holdings in Puerto Rico and five Baltimore properties.  Condominium pricing in Puerto Rico has declined similar to those in the United States.  However, construction pricing has not declined in a similar manner as we are experiencing in the United States.  The Company has considered the Hilltop project in Parque Escorial to be the premier parcel in the portfolio due to the views of the island that will be enjoyed by future residents.  Accordingly, the Company had previously intended to build condominiums with expected selling prices ranging from $350,000 to $400,000.  However, sales of condominiums in excess of $350,000 are not occurring in the areas immediately surrounding Parque Escorial.  The Company believes that construction of a $350,000 product is no longer prudent and believes that construction financing could not be obtained at that level.  The Company is now anticipating construction of a product similar to Torres.  Due to increased cost of construction, decline in sales prices and the per unit land basis, the Company noted that the expected total costs of the project outweighed the expected sales proceeds.  The Company has recorded an impairment of $6,200,000 in the fourth quarter of 2008 based on an assessment of discounted cash flows assuming that the Company will build and sell condominium units on the parcel similar to those build at Torres.

During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.  The primary factor driving the decision to sell was the strategic disposition of underperforming assets.  Without any letters of intent or definitive agreements to purchase the properties as of December 31, 2008, the properties were considered “held for use” as of December 31, 2008.  Since estimated net sales proceeds are now known, the Company has recorded an impairment charge of $1,256,000 to reduce the carrying value of the properties to their estimated fair market value less costs to sell as of December 31, 2008 of $35,400,000.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate an impairment had occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.

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

                ● Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods;
                ● Furniture, fixtures and equipment over five to seven years using the straight-line method;
                ● Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life; and
                ● Maintenance and other repair costs are charged to operations as incurred.

Income Taxes
The Company's complex tax structure involves foreign source income and multiple entities that file separate returns.  Due to the complex nature of tax regulations affecting our entities, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

The Company provides for income taxes using the asset and liability method based on the requirements of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company periodically assesses future realization of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss ("NOL") and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. Periodically, not less than annually,  the Company reviews the recoverability of tax assets recorded on the balance sheet and the necessity of providing valuation allowances, to reduce deferred tax assets to the amount that more likely than not will be realized.  Deferred tax assets are reduced if certain subsidiary cumulative operating losses exist, estimates of taxable income during the carryforward period do not exist or are significantly reduced or alternative tax strategies are not viable.

Effective December 31, 2006, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.  FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1,458,000, increasing the Company’s liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings.  See Note 11 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information on income taxes.

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

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company.  It compares the components of the results of operations of the Company by segment for the two years ended December 31, 2008 and 2007.  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results.  This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K.

OPERATING REAL ESTATE

For the year ended December 31, 2008, our Operating Real Estate line of business generated $32,542,000 of net operating income compared to $30,054,000 of net operating income generated by that line of business for the same period in 2007.  Additional information and analysis of the U.S. Operating Real Estate and Puerto Rican Operating Real Estate operations can be found in the tables below.

U.S. Operating Real Estate Operations

	For the years ended
	December 31, 2008	December 31, 2007

Operating revenues	$39,515	$38,416
Operating expenses	18,189	19,235
Net operating income	21,326	19,181
Management and other fees, substantially all from related entities	157	194
General, administrative, selling and marketing	(1,441)	(2,252)
Impairment charges	(1,256)	-
Depreciation and amortization	(6,082)	(5,592)
Operating income	12,704	11,531
Other expenses	(10,405)	(9,998)
Income before benefit for income taxes	2,299	1,533
Provision (benefit) for income taxes	1,624	(463)
Net income	$675	$1,996

Depreciation	6,082	5,592
FFO	$6,757	$7,588

Net Operating Income

Net Operating Income (“NOI”), defined as real estate rental revenue less real estate operating expenses, is the primary performance measure we use to assess the results of our operations.  We provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP.  As such, it should not be considered an alternative to net income as an indication of our operating performance.  NOI is calculated as net income, less non-real estate (“other”) revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization and general and administrative expenses.

NOI increased $2,145,000, or 11%, to $21,326,000 during the year ended December 31, 2008 as compared to $19,181,000 for the year ended December 31, 2007.  As described below, the increase in NOI is due to annual rent increases and a full year of rental revenues at Sheffield Greens Apartments in addition to an overall decrease in rental property operating expenses due to management’s cost saving initiatives.

Rental Property Revenues and Operating Expenses

For the year ended December 31, 2008, rental property revenues increased $1,100,000, or 3%, to $39,515,000 compared to $38,416,000 for the same period in 2007.  The increase in rental revenues was primarily the result of a full year of rental revenues for Sheffield Greens Apartments (“Sheffield Greens”), which accounted for approximately $654,000 of the increase as the property was completed in the middle of 2007.  The increase was also attributable to an overall 2% increase in rents between periods with vacancies remaining consistent at 4% for both years.

Rental property operating expenses decreased $1,046,000, or 5%, for the year ended December 31, 2008 to $18,189,000 compared to $19,235,000 for the same period of 2007.  The overall decrease in rental property operating expenses was primarily the result of management’s cost saving initiatives with significant decreases in spending on advertising, repairs and maintenance, office expenses, snow removal, and rehabilitation of apartment properties.  A portion of the decrease was due to the completion of the leasing efforts at Sheffield Greens.  In 2007, the Company incurred $484,000 on advertising and rental concessions compared to $150,000 in 2008 in order to increase occupancy.  In addition, the Company saw a decline in real estate taxes and insurance costs.  The cost savings were partially offset by a full year of operating expenses at Sheffield Greens of approximately $280,000.

    Management and Other Fees

We earn monthly management fees from all of the apartment properties that we own as well as our management of apartment properties owned by third parties and affiliates of J. Michael Wilson.  Management fees generated by each of the properties accounted for less than 1% of the Company’s total revenue.  This section includes only the fees earned from the non-consolidated properties as the fees earned from the consolidated properties are eliminated in consolidation.  For the year ended December 31, 2008, the Company recognized $157,000 in management and other fees compared to $194,000 for the same period in 2007.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses decreased $811,000, or 36%, to $1,441,000 during the year ended December 31, 2008, as compared to $2,252,000 for the same period in 2007.  The decrease was due to a decrease in the corporate allocation percentage to 55% in 2008 from 63% in 2007.  See “Results of Operations – Corporate.”

Our unconsolidated and managed-only apartment properties reimburse the Company for certain corporate overhead costs that are attributable to the operations of those properties.  In accordance with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

Impairment Charges

In 2008, ACPT recognized an impairment charge of $1,256,000 related to the re-valuation of the five Baltimore properties.  During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the two remaining properties.  Based on those offers, the Company has recorded an impairment charge during the fourth quarter of 2008 to reduce the carrying value of the properties to their estimated fair market value less costs to sell as of December 31, 2008 of $35,400,000.  There were no impairment charges for the year ended December 31, 2007.

        Interest Expense

For 2008 and 2007, interest expense primarily consisted of interest incurred on the non-recourse debt from our investment properties.  Interest expense decreased $361,000, or 2%, to $13,078,000 for the year ended December 31, 2008, as compared to $13,439,000 for the same period in 2007.  The decrease in interest expense resulted from routine amortization of our loans.

Minority Interest in Consolidated Entities

Minority interest in consolidated entities includes the total minority partners’ share of the consolidated partnership’s earnings and distributions to minority partners in excess of their basis in the consolidated partnership.  Losses charged to the minority interest are limited to the minority partner's basis in the partnership.  Because the minority interest holders in most of our partnerships have received distributions in excess of their basis, we anticipate volatility in minority interest expense.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of the minority partner’s basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners and any subsequent losses.  Beginning on January 1, 2009, we no longer are required to absorb distributions and losses in excess of basis.

Minority interest expense increased $106,000, or 45%, to $461,000 for the year ended December 31, 2008 compared to $335,000 for the same period in 2007.  The increase is due to an increase in surplus cash distributions to limited partners between periods.

Funds from Operations

FFO is a non-GAAP financial measure that we believe, when considered with the financial statements prepared in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property.  FFO is defined as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

FFO decreased $831,000, or 11%, to $6,757,000 for the year ended December 31, 2008 compared to $7,588,000 for the same period in 2007.  The decrease was driven by the impact of the impairment charges and the increase in the provision for taxes due to the valuation allowance against the net deferred tax asset offset by a full twelve months of operations of Sheffield Greens apartments.

Puerto Rican Operating Real Estate Operations

	For the years ended
	December 31, 2008	December 31, 2007

Operating revenues	$22,728	$22,306
Operating expenses	11,512	11,433
Net operating income	11,216	10,873
Management and other fees, substantially all from related entities	624	635
General, administrative, selling and marketing	(3,631)	(3,159)
Depreciation and amortization	(3,769)	(3,694)
Operating income	4,440	4,655
Other expenses	(5,837)	(4,536)
(Loss) income before benefit for income taxes	(1,397)	119
Provision for income taxes	37	373
Net loss	$(1,434)	$(254)

Depreciation and unconsolidated entity adjustment	3,769	2,194
FFO	$2,335	$1,940

Net Operating Income

NOI increased $343,000, or 3%, to $11,216,000 during the year ended December 31, 2008 as compared to $10,873,000 for the year ended December 31, 2007.  NOI increased due to annual rent increases offset by increases in operating expenses due to the effect of inflation.

Rental Property Revenues and Operating Expenses

Rental property revenues increased $422,000, or 1%, to $22,728,000 for the year ended December 31, 2008 compared to $22,306,000 for the same period of 2007.  The increase in our rental property revenues was primarily the result of an overall rent increase of 3% from HUD on our multifamily apartment properties partially offset by a 9% decrease in rental revenues from our commercial rental property, EOB, as a result of decreased occupancy.

Rental property operating expenses increased $80,000, or 1%, to $11,512,000 for the year ended December 31, 2008 compared to $11,432,000 for the same period of 2007.  The increase was the result of the effect of inflation at our multifamily apartment properties operating expenses.  The increase was offset in part by a $32,000 decrease in operating expenses for our commercial rental property, EOB as a result of the decreased occupancy.

General, Administrative, Selling and Marketing Expenses

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $472,000, or 15%, to $3,631,000 during the year ended December 31, 2008, as compared to $3,159,000 for the same period in 2007.  The increase was primarily due to an increase in overall corporate overhead expenses and an increase in the corporate allocation percentage to 70% in 2008 from 64% in 2007.  See “Results in Operations – Corporate.”

The apartment properties reimburse IGP for certain costs, including accounting, human resources, office management and technology, incurred at IGP’s office that are attributable to the operations of those properties.  In accordance with EITF 01-14, the costs and reimbursement of these costs are not considered general, administrative, selling, and marketing expenses but rather, are reflected as separate line items on the consolidated income statement.  Due to the fact that we moved our corporate office to our new office building, Escorial Office Building One, in 2007, rent expense and parking expenses are eliminated in consolidation.

Interest Expense

For the year ended December 31, 2008, interest expense decreased $508,000, or 7%, to $6,088,000 as compared to $6,596,000 for the same period in 2007.  The decrease in interest expense resulted from routine amortization of our loans.

Equity in Earnings from Unconsolidated Entities

Equity in earnings from unconsolidated entities decreased $1,500,000, or 100%, to $0 for the year ended December 31, 2008 compared to $1,500,000 for the same period in 2007.  The decrease related to the payment in full of the note receivable from El Monte in 2007.  The note was received as part of the sale of the El Monte facility, at which point the Company determined that the cost recovery method of accounting was appropriate for gain recognition.  Accordingly, revenue was deferred until collection of the note receivable, which occurred in January 2007.

Funds from Operations

FFO increased $395,000, or 20%, to $2,335,000 for the year ended December 31, 2008 compared to $1,940,000 for the same period in 2007.  The increase was driven primarily by the increase in NOI.

LAND DEVELOPMENT

For the year ended December 31, 2008, our Land Development line of business generated $2,082,000 of operating income compared to $2,248,000 of operating income generated by the line of business for the same period in 2007.  This line of business includes both land and home sales for our U.S. and Puerto Rican operations. Additional information and analysis of the U.S and Puerto Rican Land Development operations can be found below.

U.S. Land Development Operations

	For the years ended
	December 31, 2008	December 31, 2007
Operating revenues
Community development - land sales	$14,726	$14,486
Management and other fees, substantially all from related entities	-	142
Total revenues	14,726	14,628
Operating expenses
Cost of land sales	9,572	11,169
General, administrative, selling and marketing	3,558	2,734
Depreciation and amortization	5	5
Total expenses	13,135	13,908
Operating income	1,591	720
Other expenses	(2,584)	(2,056)
Loss before benefit for income taxes	(993)	(1,336)
Benefit for income taxes	(406)	(654)
Net loss	$(587)	$(682)

Community Development Land Sales Revenue

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Community development land sales revenue increased $240,000, or 1%, to $14,726,000 for the year ended December 31, 2008 compared to $14,486,000 for the year ended December 31, 2007.  The increase is primarily the result of an increase in delivery of residential lots to Lennar, offset by a decrease in commercial land sales.  The Company sold 3.7 commercial acres in 2008 compared to 12.0 commercial acres in 2007.  While the Company received letters of intent for various commercial lots, financing by the potential buyers was not readily available due to the decline in the U.S. economy.

Residential Land Sales
For the year ended December 31, 2008, we delivered 61 single-family lots and 58 town home lots to Lennar, resulting in the recognition of revenues of $78,000 per single family lot and $68,000 per town home lot plus $2,600 per lot of water and sewer fees, road fees and other off-site fees.  The total revenue recognized at initial settlement was $8,702,000 for the year ended December 31, 2008.  For the year ended December 31, 2007, we delivered 34 single-family lots and 44 town home lots to Lennar, resulting in the recognition of revenues ranging from $121,000 to $78,000 per single family lot and $85,000 to $65,000 per town home lot plus water and sewer fees, road fees and other off-site fees.  The total revenue recognized at initial settlement was $5,964,000 for the year ended December 31, 2007.

During the years ended December 31, 2008 and 2007, we also recognized $632,000 and $2,295,000, respectively, of additional revenue for lots that were previously sold to Lennar.  This additional revenue was based on the final settlement price of the homes as provided by our agreement with Lennar.  During 2008, new town homes in Fairway Village were priced between $300,000 and $370,000 while single-family homes in Fairway Village are priced between $340,000 and $440,000.  The homes sold by Lennar to the homebuyer in 2008 resulted in a total average final lot price of $90,000 per single family lot and $73,000 per town home lot.  For 2007, the homes sold by Lennar to the homebuyer resulted in a total average final lot price of $120,000 per single family lot and $94,000 per town home lot.

Commercial Land Sales
For the year ended December 31, 2008, we sold 3.7 commercial acres in St. Charles, Maryland for $1,900,000 compared to 12.0 commercial acres of land in St. Charles, Maryland for $5,333,000 for the year ended December 31, 2007.  Sales in 2008 included two previously developed lots within Henry Ford Circle, totaling approximately 2 acres, for $363,000 and one 1.7 acre parcel within the O’Donnell Lake Restaurant Park, our latest commercial development project located near the St. Charles Towne Center, for $1,625,000.  As of December 31, 2008, our inventory contained 78.79 commercial acres in St. Charles under contract for a total of $13,450,000.  The final sale of the land for use as a natural gas fired power plant is ultimately contingent on the purchaser’s ability to obtain financing.  While commitments have been made for the cash equity portion of the project and state permits have been received, financing is currently dependent on the purchaser entering into favorable power sales contracts.

St. Charles Active Adult Community, LLC - Land Joint Venture
In September 2004, the Company entered into a joint venture agreement with Lennar for the development of St. Charles Active Adult Community, LLC, a 352-unit, active adult community located in St. Charles, Maryland.  The Company managed the project’s development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest in the joint venture and $4,277,000 in cash.  The Company’s investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received were reflected as deferred revenue.  The deferred revenue and related deferred costs were recognized into income as the joint venture sold lots to Lennar.  On November 19, 2008, the Company sold to Lennar the Company’s 50% interest in the joint venture including its property management rights for $3,467,000 in cash.  Historically management fees from the joint venture have not materially impacted the Company's financial position.

The joint venture did not sell any lots to Lennar’s homebuilding division during 2008 compared to 48 lots delivered in 2007.  However, the Company did recognize $2,792,000 in previously deferred revenues and costs in the fourth quarter of 2008 as a result of the sale of its interest to Lennar.  For the year ended December 31, 2007, the Company recognized a net $1,063,000 in deferred revenue, management fees and off-site fees and $358,000 of deferred costs for the year ended December 31, 2007.

Gross Margin on Land Sales
The gross margin on land sales was 20%, excluding the proceeds from the sale of the Active Adult Community, for the year ended December 31, 2008 as compared to 23% for the year ended December 31, 2007.  Our gross margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales.  The reduction in gross margin between 2008 and 2007 was primarily the result of a decrease in our estimate of relative sales values for our residential lots as a result of the downturn in the real estate market and the reduced pricing granted to Lennar during the fourth quarter of 2007 and 2008.  In 2008, annual residential land sales at 29% margins made up the bulk of revenues compared to residential land sales in 2007 with margins of 36%.  For the years ended December 31, 2007 and 2008, commercial land sales gross margins increased from 12% to 50%, respectively.  The commercial margins for 2007 were impacted by increases in the costs of constructing the boardwalk on the restaurant park in St. Charles, Maryland, as the actual bid proposals received in 2007 were higher than the engineer’s expected cost.

Customer Dependence
Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. land development segment were $9,638,000 for the year ended December 31, 2008 which represents 24% of the U.S. land development segment's revenue and 11% of our consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2008.  The loss of all or a substantial portion of our land sales to Lennar would have a significant adverse effect on our financial results until such lost sales could be replaced.

General, Administrative, Selling and Marketing

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $824,000, or 30%, to $3,558,000 during the year ended December 31, 2008 as compared to $2,734,000 for the same period of 2007.  This increase was due to an increase in the Company’s total overhead costs as well as an increase in the allocation percentage to 45% in 2008 from 37% in 2007.  See “Results of Operations – Corporate.”

Interest Expense

Interest expense decreased $38,000, or 1%, to $2,855,000 for the year ended December 31, 2008 as compared to $2,893,000 for the same period in 2007.  This decrease was due to an increase in capitalized interest to $2,520,000 for the year ended December 31, 2008 from $1,271,000 of interest capitalized during 2007 as the amount of assets available for interest capitalization increased due to new projects in Charles County, including the construction of an office building within the O’Donnell Lake Restaurant Park and additional infrastructure investments on the County Road projects.

Puerto Rican Land Development Operations

	For the years ended
	December 31, 2008	December 31, 2007
Operating revenues
Homebuilding – home sales	$3,730	$7,580
Operating expenses
Cost of home sales	2,898	5,549
General, administrative, selling and marketing	341	503
Impairment charges	6,200	-
Total expenses	9,439	6,052
Operating income	(5,709)	1,528
Other income	698	1,085
(Loss) Income before benefit for income taxes	(5,011)	2,613
Provision for income taxes	-	-
Net (loss) income	$(5,011)	$2,613

Community Development Land Sales

There were no community development land sales during the years ended December 31, 2008 and 2007.

Homebuilding

For the year ended December 31, 2008, homebuilding revenues decreased $3,850,000, or 51%, to $3,730,000 as compared to $7,580,000 for the year ended December 31, 2007.  The decrease was primarily driven by a reduction in the number of units sold and a decrease in the average selling price per unit.  Within the Torres project, 15 units were sold during 2008 at an average selling price of approximately $248,000, generating aggregate revenues of $3,850,000.  For the year ended December 31, 2007, 29 units within the Torres project were sold at an average selling price of $261,000 per unit generating $7,580,000 in home sales revenue.  The gross profit margin on units sold for the year ended December 31, 2008 was 22% as compared to 27% for the same period of 2007.  The decrease in the gross profit percentage was attributable to the selling of lower priced units during 2008 as compared to 2007.

The Puerto Rico real estate market has slowed substantially from 2007 to 2008.  For the year ended December 31, 2008, the Company had entered into 17 new contracts and had two canceled contracts.  For the year ended December 31, 2007, the Company had 22 new contracts and eight canceled contracts.  Because the Puerto Rico real estate market has slowed substantially from 2007 to 2008, the Company intends to offer incentives to homebuyers in addition to the incentives offered to first time homebuyers by the federal government in order to sell the remaining six units, three of which are penthouse units.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses decreased $163,000, or 32%, to $341,000 during the year ended December 31, 2008, as compared to $504,000 for the same period in 2007.  The decrease was due to a decrease in the corporate allocation percentage to 19% in 2008 from 28% in 2007 despite an increase in total corporate overhead costs.  See “Results of Operations – Corporate.”

Impairment Charges

In 2008, ACPT recognized an impairment charge of $6,200,000 related to the revaluation of the Hilltop project in Parque Escorial.  Condominium pricing in Puerto Rico has declined similar to those in the United States.  However, construction pricing has not declined in a similar manner as we are experiencing in the United States.  The Company has considered the Hilltop project in Puerto Rico to be the premier parcel in the portfolio due to the views of the island that will be enjoyed by future residents.  Accordingly, the Company had previously intended to build condominiums with expected selling prices ranging from $350,000 to $400,000.  However, sales of condominiums in excess of $350,000 are not occurring in the areas immediately surrounding Parque Escorial.  The Company believes that construction of a $350,000 product is no longer prudent and believes that construction financing could not be obtained at that level.  The Company is now anticipating construction of a product similar to Torres.  Due to increased costs of construction and a decline in sales prices, the Company noted that the expected total costs of the project exceeded the expected sales proceeds.  The Company has recorded an impairment of $6,200,000 in the fourth quarter of 2009 based on an assessment of discounted cash flows assuming that the Company will build and sell condominium units on the parcel similar to those build at Torres.  The estimated value as of December 31, 2008 was $6,100,000.  There were no impairment charges for the year ended December 31, 2007.

Interest Expense

For the year ended December 31, 2008, interest expense decreased $63,000, or 26%, to $182,000 as compared to $245,000 for the same period in 2007.  The decrease in interest expense is attributable to the increase in capitalized interest from $180,000 in 2007 to $256,000 in 2008.

CORPORATE - Results of Operations:

The Company pools its overhead costs, including accounting, human resources, office management and technology as well as corporate and other executive office costs, by geographical location as it is more effective for allocating to the Company’s lines of business.  All corporate costs, except those costs required to operate as a public company, are allocated quarterly based on a percentage of management’s estimated usage of time.  The allocation percentages fluctuate based on the resources and oversight required to operate that segment.

Total general, administrative, selling and marketing costs increased $3,636,000, or 34%, to $14,483,000 for the year ended December 31, 2008 as compared to $10,847,000 for the same period in 2007.  In the U.S., the increase was $3,369,000, or 4%, to $11,450,000 in 2008 from $8,081,000 in 2007; whereas, in Puerto Rico the increase was $262,000, or 9%, to $3,033,000 in 2008 from $2,771,000 in 2007.

       The 42% increase in the U.S. overhead is primarily attributable to fees associated with severance packages related to the departure of the Company’s former Chief Financial Officer and the retirement of the Company’s former President and Chief Operating Officer totaling approximately $2,100,000.  Severance packages of approximately $350,000 were also provided to the employees included in the Company’s workforce reduction in early November 2008 in the U.S.  In addition, the Company recorded an equity compensation expense in the fourth quarter of $562,000 to capture the impact of an agreement between a primary shareholder of the Company and the Company’s Chief Executive Officer (“CEO”) to provide the CEO with the economic benefit of 185,550 shares of their common stock as of October 1, 2008.  These increases were partially offset by a reduction in the accrual for stock appreciation rights due to a decrease in share price as well as a decrease in the number of shares outstanding.  In 2008, 55% of the U.S. overhead was allocated to the Operating Real Estate segment while 45% was allocated to the Land Development segment.  In 2007, these allocations were 63% to the Operating Real Estate segment and 37% to the Land Development segment.  This shift is primarily related to the method by which the Company allocates overhead.

The 9% increase in the Puerto Rican overhead is primarily attributable to an increase in salaries and benefits related to the severance packages provided to the employees involved in the Company’s workforce reduction in December 2008 of approximately $450,000.  Offsetting this increase were noted decreases in property and municipal taxes paid in 2008 compared to 2007 and a reduction in legal expenses due to a refund received in 2008 from an insurance company for legal services paid by the Company during 2007.

INCOME TAXES

Provision for (Benefit from) Income Taxes

United States
The effective tax rates for the years ended December 31, 2008 and 2007 were (29%) and 41%, respectively.  The statutory tax rate is 40%, which includes a 35% federal rate and a 5% state rate which is net of the federal deduction.  The difference between the statutory tax rate and the effective tax rate for 2008 is primarily due to certain non-deductible expenses and a valuation allowance against the net deferred tax asset, and accrued penalties.  The effective tax rate for 2007 differs from the statutory tax rate as a result of the impact of a statutory tax rate change effective for 2008 on the Company’s net deferred tax assets.  This was partially offset by penalties accrued on uncertain tax positions as well as certain nondeductible expenses creating permanent differences.

Puerto Rico
The effective tax rates for 2008 and 2007 were 6% and 43%, respectively.  The statutory tax rate is 29%.  The difference between the statutory tax rate and the effective tax rate for 2008 is primarily due to a basis adjustment on loan which was partially offset by losses for which no benefit can be recognized, foreign tax credits, and a valuation allowance against the net deferred tax asset.  The effective tax rate for 2007 is primarily due to the double taxation on the earnings of our wholly owned corporate subsidiary, ICP.  As a result of a non-recurring gain recorded in the first quarter of 2007 related to its investment in El Monte, ICP’s current taxes payable and ACPT’s related deferred tax liability on the ICP undistributed earnings experienced a considerable increase.

Valuation of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  The deferred tax assets and liabilities are recognized based on the future tax consequences attributable to the temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis.  The Company measures the deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.  SFAS 109, requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not, defined by SFAS 109 as a likelihood of more than 50 percent, such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns and future profitability.  Accounting for deferred tax consequences represents management’s best estimate of future events.  Should factors change impacting the Company’s forecast of future taxable income in determining the realizability of the Company’s net deferred tax assets, the Company may be required to recognize additional valuation allowance in future periods.  Changes in the Company’s current estimates, due to unanticipated events or otherwise, could have a material impact on the Company’s financial condition and results of operations.

 In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is “more likely than not” the deferred tax assets will not be realized, the Company would be required to establish a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. SFAS 109 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.
This assessment, which is completed on a subsidiary and taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
For certain subsidiaries, losses were experienced in 2008, 2007, and 2006.  As indicated above, in making the assessment of the realizability of deferred tax assets the Company assessed reversing temporary differences, available tax planning strategies and estimates of future taxable income.  The recent financial operating losses of certain subsidiaries was heavily weighted and, accordingly, as of December 31, 2008 there was little or no weight to subjectively determine projections of future taxable income exclusive of reversing temporary differences for certain subsidiaries in cumulative loss situation.  Tax planning strategies have not been a necessary consideration historically and, in certain cases, have not been employed in the current analysis.  The Company does not record a deferred tax valuation allowance relating to the net unrealized losses on limited partnership investments because it is more likely than not that these losses would reverse or be used in future periods through tax planning strategies that could be implemented by the subsidiary.

•
For other certain subsidiaries which were not in a cumulative loss situations, but for which benefits were recorded for NOL and tax credit carryforwards, the Company assessed the reversing of temporary differences.  Not all of these subsidiaries could reasonably predict future taxable income in the near term nor were tax planning strategies an option.

As a result of changes in judgment on the realizability of future tax benefits, a valuation allowance was established.  The Company establishes a valuation allowance for deferred tax assets, net of reversed deferred tax liabilities,for situations where recent financial operating losses or a cumulative loss existed and Company could not determine that the benefits of the resulting tax credit carryforwards could more likely than not be realized.  At December 31, 2008 and 2007, the Company’s net deferred tax assets were $32,799,000 and $34,075,000, respectively, and the valuation allowance was $3,403,000 and $0, respectively.  A return to profitability by certain subsidiaries in future periods may result in a reversal of the valuation allowance relating to certain recorded deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows
As of December 31, 2008, the Company had cash and cash equivalents of $24,035,000 and $20,599,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $11,778,000 of cash located within multifamily apartment entities, and over which the Company does not have direct control.  ACPT receives surplus cash distributions as well as management fees from these entities.  As of December 31, 2008, the Company had corporate available funds of $12,257,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Years Ended December 31,
	2008	2007
Operating Activities	$(7,319)	$(5,466)
Investing Activities	(4,773)	(7,350)
Financing Activities	11,215	10,269
Net Decrease in Cash	$(877)	$(2,547)

Operating Activities
For the year ended December 31, 2008, operating activities used $7,319,000 of cash flows compared to $5,466,000 of cash flows used in operating activities for the year ended December 31, 2007.  The $1,853,000 increase in cash flows used in operating activities primarily resulted from the Company paying approximately $2,800,000 of severance payments related to the retirement of the Chief Operating Officer, departure of the Chief Financial Officer and a reduction in workforce.  In addition, the Company received a non-recurring $2,000,000 fee from a right of way agreement in 2007.  These increased uses of cash were offset in part by a reduction of $2,960,000 in additions to our community development assets.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully under "Results of Operations," as well as other changes in our receivables and payables.

Investing Activities
For the year ended December 31, 2008, net cash used in investing activities was $4,773,000 compared to $7,350,000 for the same period of 2007.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments.  The $2,577,000 decrease in the cash used in investing activities between periods was primarily the result of the impact of the sale of our interest in the St. Charles Active Adult Community joint venture, which was partially offset by the investment of $3,103,000 in the O’Donnell Lake Restaurant Park, our latest commercial development project located near the St. Charles Towne Center as compared to $598,000 needed to complete the construction in 2007 of Sheffield Greens.

Financing Activities
For the year ended December 31, 2008, net cash provided by financing activities was $11,215,000 as compared to $10,269,000 for the year ended December 31, 2007.  This increase in cash provided by financing activities was primarily the result of the net differences in the timing of and increases in mortgage amounts for properties refinanced, differences in county bond proceeds, dividends to shareholders and debt curtailment from sales between the years ended December 31, 2008 and 2007.  The fluctuations in cash proceeds and repayments of debt between 2008 and 2007 relate to mortgage refinancings completed during 2007 which were not replicated in 2008.  The Company paid dividends to shareholders for the first three quarters of 2007 compared to only paying the required dividend in the fourth quarter of 2008 resulting in a net cash increase of $1,032,000.  (Under the terms of the Declaration of Trust of ACPT, the Company must make minimum annual distributions to the shareholders equal to at least 45% of the net taxable income allocated to the shareholders.)  Partially offsetting these increases was a decrease in cash proceeds from debt financing of $12,562,000 and $5,158,000 from the Charles County bond escrows as the County Bond projects were completed in 2008.

Liquidity Requirements
        Our short-term and long-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements, investments in community development and certain non-recurring expenditures.  The Company has historically met its short-term and long-term liquidity requirements from cash flow generated from residential and commercial land sales, home sales, property management fees, rental property revenue, and financings.  However, with the current economic environment, there are no assurances that future sales will occur or that the Company will have adequate access to credit.

Pursuant to agreements with the County Commissioners, the Company is committed to completing $13,710,000 of infrastructure projects, all of which are eligible to be funded by County bond proceeds, either through existing bond receivables or future issuances.  The Company expects to incur $3,443,000 of this development over the next 12 months.  Further, as the Company nears completion of several significant Charles County Roads Projects, $2,759,000 of retention and open payables as of December 31, 2008 will be required to be funded, of which $915,000 is eligible for bond funding.  These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of the Company’s available cash flows.

On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  The maximum amount of the loan at any one time is $14,000,000, bears interest at Prime Rate plus 0.75% (4.00% at December 31, 2008) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a test for ACPT.  The Company had $6,572,000 outstanding on this facility as of December 31, 2008 which is scheduled to be repaid quarterly as follows:  first quarter payment of $2,200,000 on March 31, 2009; second quarter payment of $1,300,000 on June 30, 2009; third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2009; and the remaining balance of approximately $571,000 in the first quarter of 2010.  Although the Company has extended this line of credit, the Company continues to work with other banks to replace this facility entirely.  There is no assurance that the Company will be able to renegotiate favorable terms or find an alternative facility before the facility matures.  The Company has certain financial covenants related to this revolving line of credit.  As of December 31, the Company failed to meet the Minimum Net Worth restriction at the ACPT level as tangible net worth was $1,341,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.  The failure to meet this covenant did not impact any other debt agreements.

On July 22, 2008, the Company signed a construction contract for $5,960,000 of site development related to the infrastructure of Hilltop phase I site development for the future construction of 220 condominium units in Parque Escorial.  This work is currently in process and as of December 31, 2008, Puerto Rico planning and development activities had a remaining commitment of $3,231,000, all of which is expected to be incurred over the next twelve months.  Our $10,000,000 credit facility, which matures on August 31, 2009, will be used to fund these expenditures and had an outstanding balance of $4,327,000 as of December 31, 2008.  The Company anticipates that the balance outstanding on this facility will be approximately $8,300,000 as of August 31, 2009.  While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP provided a guarantee on this credit facility; however, the lender's recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral.  In the event of a default, the lender's sole recourse is to foreclose on the property.  An event of default on this facility will not affect any other debt facility held by the Company. The collateral to support the line of credit consists of 427 acres of land, which has a cost basis of $11,500,000 at December 31, 2008.  There is no income generated from this property as it is in the planning stages for the development of the Company’s second planned community in Puerto Rico.

 Also in Puerto Rico, the Company has a mortgage balance maturing on April 30, 2009.  As of December 31, 2008, the balance due was $6,816,000.  The Company is in the process of refinancing this mortgage.  However, should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property, which has a cost basis of $3,785,000 at December 31, 2008.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

In addition to the activity noted above, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida and other potential rental property opportunities.

There has been a current reduction in the demand for residential real estate in the St. Charles and Parque Escorial markets.  Should this reduced demand result in a significant decline in the prices of real estate in the St. Charles and Parque Escorial markets or defaults on our sales contracts, it could adversely impact our cash flows.  With the third amendment of the agreement with Lennar reducing Lennar’s contractual obligation to take 100 lots per year, the market may not be sufficient to absorb this sales pace.  While the Company has negotiated agreements with other national and local homebuilders, there is no guarantee that lot sales from these agreements will be absorbed by the market.  Management has also noted a current reduction in the demand for commercial properties.  Sustained reductions in demand for our commercial property would adversely impact our cash flows.

As a result of our existing commitments and the downturn in the residential real estate market, management expects to use its resources conservatively in 2009.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset sales, and new financing are expected to meet our financial commitments for the next 12 months.  However, there are no assurances that these funds will be generated.

The Company will evaluate and determine on a continuing basis, depending upon market conditions and the outcome of events described under the section titled "Special Note Regarding Forward-Looking Statements," the most efficient use of the Company's capital, including acquisitions and dispositions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt obligations, distributions to shareholders and its existing contractual obligations.

Recourse Debt - U.S. Land Development Operations
Pursuant to an agreement reached between ACPT and the County in 2002, the Company agreed to accelerate the construction of two major roadway links to the road system.  As part of the agreement, the County agreed to issue general obligation public improvement Bonds (“the Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in fifteen years.  Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the Bonds.  Therefore, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As of December 31, 2008, all of the bond proceeds have been used to fund the specified development.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds.  The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.

In August 2005, the Company signed a MOU with the County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and will house a planned entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  These bonds bear interest rates ranging from 4.9% to 5.75%, for a blended rate of 5.2%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  As of December 31, 2008, $2,052,000 of these bond proceeds are recorded as a receivable and available to fund the related infrastructure.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

In December 2006, the Company reached an agreement with the County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company.  For the years ended December 31, 2008 and 2007, the Company recognized $78,000 and $540,000 of interest income on these escrowed funds, respectively.

On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  The maximum amount of the loan at any one time is $14,000,000, bears interest at Prime plus 0.75% (4.00% at December 31, 2008) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  The Company had $6,572,000 outstanding on this facility as of December 31, 2008 which is scheduled to be repaid quarterly as follows:  first quarter payment of $2,200,000 on March 31, 2009; second quarter payment of $1,300,000 on June 30, 2009; third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2009; and the remaining balance of approximately $571,000 in the first quarter of 2010.  As of December 31, 2008, the Company’s tangible net worth was $1,341,000, and the Company was not in compliance with the minimum net worth test.  The Company received a waiver of this covenant for the period through March 31, 2010.

On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at the Prime Rate (3.25% at December 31, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of December 31, 2008, $3,102,000 was outstanding under this facility leaving $498,000 available to fund completion of the building.  As of December 31, 2008, the building was substantially complete.

Recourse Debt - Puerto Rican Land Development Operations
Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a $10,000,000 recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of December 31, 2008.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (4.1% at December 31, 2008) and matures on August 31, 2009.  The facility is currently being used to fund the development of infrastructure in Parque Escorial, specifically the development of our Hilltop project, as well as Parque El Comandante.  The outstanding balance of this facility on December 31, 2008 was $4,327,000.  As of August 31, 2009, the Company anticipates that the balance outstanding on this facility will be approximately $8,300,000.  While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP provided a guarantee on this credit facility; however, the lender's recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral.  In the event of default, the lender's sole recourse is to foreclose on the property.

Non-Recourse Debt - U.S. Operating Real Estate Operations
As more fully described in Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of December 31, 2008, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA").  Material changes during 2007 to the Non-Recourse debt consists of newly acquired debt and the refinancing of existing debt.  There were no significant changes to our non-recourse debt obligations for our U.S. Operating Real Estate Operations during the year ended December 31, 2008.

Non-Recourse Debt - Puerto Rican Operating Real Estate Operations
As more fully described in Note 5 to our Consolidated Financial Statements included in this Form 10-K, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of December 31, 2008, approximately 1% of this debt is secured by the FHA.

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

Also in Puerto Rico, the Company has a mortgage balance maturing on April 30, 2009.  As of December 31, 2008, the balance due was $6,816,000.  The Company is in the process of refinancing this mortgage.  However, should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property which has a cost basis of $3,785,000 at December 31, 2008.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

There were no other significant changes to our non-recourse debt obligations for our Puerto Rican Operating Real Estate Operations during the year ended December 31, 2008.

Purchase Obligations and Other Contractual Obligations
In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment projects in St. Charles, Maryland, costs associated with our land development contracts for the County’s road projects and the development of our land in U.S. and Puerto Rico.  Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns.  Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.  In 2009, the Company plans to continue its development activity within the master planned communities in St. Charles and Puerto Rico and may commit to future contractual obligations at that time.

As of December 31, 2008, as required by the provisions of FIN 48, the Company has $16,657,000 recorded as FIN 48 accrued income tax liabilities and $4,216,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

In October 2008, the Company entered into an agreement with Surrey Homes to contribute $2,000,000 over the next year in exchange for a 50% ownership interest in Surrey Homes.  The Company is committed to contributing $1,500,000 during the first three quarters of 2009.

DEBT GUARANTEES AND OTHER OBLIGATIONS
ACPT and its subsidiaries typically provide guarantees for other ACPT subsidiaries' loan or letters of credit.  In many cases more than one subsidiary guarantees the same debt.  All of these companies are consolidated and the debt or other financial commitment is included in ACPT’s consolidated financial statements.  These guarantees should not impair our ability to conduct our business through our subsidiaries or to pursue our development plans.

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

INTERCOMPANY DIVIDEND RESTRICTIONS
A significant portion of our debt and regulatory agreements require us to abide by covenants which, among other things, limit the ability of our subsidiaries to pay dividends or distributions.  The regulatory agreements governing the apartment properties limit the dividend to annual or semi-annual distributions of no more than surplus cash. In addition, within the Puerto Rico segment the distributions of two multifamily rental property partnerships are limited; one is limited to a specified annual cumulative rate of 6% and another is limited to a maximum distribution amount of $146,000.  These restrictions are not expected to impair our ability to conduct our business through our subsidiaries or to pursue our development plans.  Further, these partnerships have made distributions or have accumulated losses in excess of the investment, resulting in equity deficits.  Accordingly, no equity is restricted related to these subsidiaries as of December 31, 2008.

As discussed above, during 2006 the Company closed on a $14,000,000 revolving credit facility.  This facility requires that ALD have a Senior Debt to Equity Ratio, as defined by the agreement, of not more than three to one and restricts ALD from making dividend payments to ACPT.  As of December 31, 2008, the Company had $6,572,000 outstanding on this facility and was in compliance with this financial covenant.

ACPT DIVIDEND RESTRICTIONS
In addition to the ALD Senior Debt to Equity covenant, the Revolver requires ACPT to maintain a Minimum Net Worth of $5,547,000.  As of December 31, the Company failed to meet the Minimum Net Worth restriction at the ACPT level.  The Company has received a waiver of this covenant requirement through March 31, 2010.

INSURANCE AND RISK OF UNINSURED LOSS
We carry various lines of insurance coverage for all of our investment properties, including property insurance and believe that we are adequately covered against normal risks.  These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.

We renewed our insurance coverage on May 1, 2008 for our Puerto Rico operations and October 1, 2008 for our U.S. operations for one-year policy terms.  Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, our overall premium costs decreased by 14% as compared to the prior policy year.

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

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
American Community Properties Trust

We have audited the accompanying consolidated balance sheets of American Community Properties Trust (a Maryland real estate investment trust) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Community Properties Trust at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
March 30, 2009

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
	Years Ended December 31,
	2008	2007

Revenues
Rental property revenues	$62,243	$60,722
Community development-land sales	14,726	14,486
Homebuilding-home sales	3,730	7,580
Management and other fees, substantially all from related entities	754	941
Reimbursement of expenses related to managed entities	1,461	1,647
Total revenues	82,914	85,376

Expenses
Rental property operating expenses	29,679	30,644
Cost of land sales	9,572	11,169
Cost of home sales	2,898	5,549
General, administrative, selling and marketing	14,483	10,847
Depreciation and amortization	10,009	9,438
Impairment charges	7,456	-
Expenses reimbursed from managed entities	1,461	1,647
Total expenses	75,558	69,294

Operating Income	7,356	16,082

Other income (expense)
Interest and other income	623	1,392
Equity in earnings from unconsolidated entities	657	2,192
Interest expense	(17,405)	(18,726)
Minority interest in consolidated entities	(1,734)	(1,788)

Loss before provision (benefit) for income taxes	(10,503)	(848)
Provision (benefit) for income taxes	853	(307)

Net loss	$(11,356)	$(541)

Loss per share –Basic and Diluted	$(2.18)	$(0.10)
Weighted average shares outstanding:
Basic and Diluted	5,217	5,207
Cash dividends per share	$0.10	$0.30
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of December 31, 2008	As of December 31, 2007
ASSETS
ASSETS:
Investments in real estate:
Operating real estate, net of accumulated depreciation
of $159,202 and $150,292, respectively	$156,728	$164,352
Land and development costs	96,266	84,911
Condominiums under construction	1,745	4,460
Rental projects under construction or development	4,564	853
Investments in real estate, net	259,303	254,576

Cash and cash equivalents:
Cash and cash equivalents – Direct Control	12,257	13,935
Cash and cash equivalents – Multifamily Apartment Entities	11,778	10,977
Cash and cash equivalents	24,035	24,912
Restricted cash and escrow deposits	20,599	20,223
Investments in unconsolidated real estate entities	5,121	6,528
Receivable from bond proceeds	2,052	5,404
Accounts receivable, net	1,445	2,676
Deferred tax assets	32,799	34,075
Property and equipment, net of accumulated depreciation	920	1,045
Deferred charges and other assets, net of amortization of
$3,611 and $2,764, respectively	8,919	11,285
Total Assets	$355,193	$360,724

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$276,120	$279,981
Recourse debt	39,416	25,589
Accounts payable and accrued liabilities	23,361	24,874
Deferred income	200	3,214
Accrued current income tax liability	14,755	14,620
Total Liabilities	353,852	348,278

SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares issued and outstanding
as of December 31, 2008 and December 31, 2007	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	18,144	17,377
Retained (deficit) earnings	(16,479)	(4,607)
Total Shareholders' Equity	1,341	12,446
Total Liabilities and Shareholders' Equity	$355,193	$360,724
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares			Additional	Retained
		Par	Treasury	Paid-in	(Deficit)
	Number	Value	Stock	Capital	Earnings	Total
Balance December 31, 2006	5,229,954	$52	$(376)	$17,238	$(1,060)	$15,854
Net loss	-	-	-	-	(541)	(541)
Dividends Paid	-	-	-	-	(1,548)	(1,548)
Cumulative effect of change in accounting for FIN 48	-	-	-	-	(1,458)	(1,458)
Vesting of restricted trustee shares	-	-	-	139	-	139

Balance December 31, 2007	5,229,954	52	(376)	17,377	(4,607)	12,446
Net loss	-	-	-	-	(11,356)	(11,356)
Dividends paid	-	-	-	-	(516)	(516)
Equity Compensation	-	-	-	767	-	767
Balance December 31, 2008	5,229,954	$52	$(376)	$18,144	$(16,479)	$1,341
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(11,356)	$(541)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	10,009	9,438
Distribution to minority interests in excess of basis	1,587	1,988
Benefit for deferred income taxes	1,276	(6,044)
Equity in earnings-unconsolidated entities	(657)	(2,191)
Distribution of earnings from unconsolidated entities	737	692
Cost of land sales	9,572	11,169
Cost of home sales	2,898	5,549
Impairment charges	7,456	-
Stock based compensation expense	500	12
Amortization of deferred loan costs	863	920
Changes in notes and accounts receivable	1,231	1,644
Additions to community development assets	(27,127)	(30,087)
Right of way easement	-	2,000
Homebuilding-construction expenditures	(183)	(744)
Deferred income-joint venture	(3,014)	(377)
Changes in accounts payable, accrued liabilities	(1,111)	1,106
Net cash used in operating activities	(7,319)	(5,466)

Cash Flows from Investing Activities
Investment in rental property construction	(3,711)	(598)
Change in investments - unconsolidated entities	1,327	1,562
Cash from newly consolidated properties	-	-
Change in restricted cash	(376)	(546)
Additions to rental operating properties, net	(3,337)	(7,542)
Other assets	1,324	(226)
Net cash used in investing activities	(4,773)	(7,350)

Cash Flows from Financing Activities
Cash proceeds from debt financing	12,395	24,957
Payment of debt	(3,896)	(21,129)
County Bonds proceeds, net of undisbursed funds	4,819	9,977
Payments of distributions to minority interests	(1,587)	(1,988)
Dividends paid to shareholders	(516)	(1,548)
Net cash provided by financing activities	11,215	10,269
Net Decrease in Cash and Cash Equivalents	(877)	(2,547)
Cash and Cash Equivalents, Beginning of Year	24,912	27,459
Cash and Cash Equivalents, End of Year	$24,035	$24,912
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

American Community Properties Trust ("ACPT") is a self-managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding.  ACPT’s operations are primarily concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through its U.S. subsidiaries, American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development, Inc. ("ALD") and their subsidiaries and its Puerto Rican subsidiary, IGP Group Corp. ("IGP Group").

ACPT is taxed as a U.S. partnership and its income flows through to its shareholders.  ACPT is subject to Puerto Rico income taxes on IGP Group’s taxable income, generating foreign tax credits that have been passed through to ACPT’s shareholders.  A federal tax regulation has been proposed that could eliminate ACPT’s ability to pass through these foreign tax credits to its shareholders.  Comments on the proposed regulation are currently being evaluated, and the final regulation will be effective for tax years beginning after the final regulation is ultimately published in the Federal Register.  ACPT’s income consists of (i) certain passive income from IGP Group, (ii) additional distributions from IGP Group including Puerto Rico taxes paid on behalf of ACPT and (iii) dividends from ACPT’s U.S. subsidiaries.  Other than Interstate Commercial Properties (“ICP”), which is a subsidiary of IGP Group and is taxed as a Puerto Rico corporation, the income from the remaining Puerto Rico operating entities passes through to IGP Group or ALD.  Of this income, only the portion is attributable to the profits, losses or gains on the residential land sold in our Parque Escorial property passes through to ALD.  ALD, ARMC, and ARPT are taxed as U.S. corporations.

United States Subsidiaries

ARPT

ARPT holds partnership interests in entities that own 21 multifamily rental properties in Maryland and Virginia (the "U.S. Apartment Properties") indirectly through American Housing Properties L.P. ("AHP"), a Delaware limited partnership in which ARPT has a 99% limited partner interest and American Housing Management Company, a wholly owned subsidiary of ARPT, has a 1% general partner interest.

ARMC

ARMC performs property management services in the United States for the U.S. Apartment Properties and for one other third-party owned apartment community.  Effective March 1, 2009, ARMC ceased managing the third-party owned apartment community.

ALD

ALD owns interests in and operates community developments, including the following:

1.	a 100% ownership interest in St. Charles Community LLC ("SCC LLC"), which holds approximately 3,790 acres of land in St. Charles, Maryland;
2.
the Class B interest in Interstate General Properties Limited Partnership S.E., a Maryland limited partnership ("IGP"), that represents IGP's rights to income, gains and losses associated with the balance of the residential land in our Parque Escorial property in Puerto Rico held by Land Development Associates, S.E. ("LDA"), a wholly owned subsidiary of IGP;

3.
through November 19, 2008, a 50% interest, through SCC LLC, in a land development joint venture, St. Charles Active Adult Community, LLC (“Active Adult Community”).  ACPT sold its interest in Active Adult Community to Lennar Corporation (“Lennar”) in the fourth quarter 2008; and

4.
effective on October 28, 2008, a 50% interest in Surrey Homes, LLC (“Surrey Homes”), which is a homebuilding company that was created to meet the needs of developing communities in central Florida with a lot option, low overhead model.

Puerto Rican Subsidiaries

IGP Group

IGP Group owns and operates the assets of ACPT's Puerto Rico division indirectly through a 99% limited partner interest and a 1% general partner interest in IGP (excluding the Class B interest in IGP transferred to ALD). IGP's assets and operations include:

1.
a 100% ownership interest in LDA, a Puerto Rico special partnership which holds 120 acres of land in the planned community of Parque Escorial in Carolina, Puerto Rico (“Parque Escorial”) and 490 acres of land in Canovanas, Puerto Rico;

2.
general partner interests in nine partnerships, which collectively own and operate a total of 12 multifamily rental facilities in Puerto Rico (the “Puerto Rico Apartment Properties”), and a limited partner interest in two of these partnerships;

3.
a 100% ownership interest in Escorial Office Building I, Inc. (“EOBI”), and, through LDA and IGP, a 100% ownership interest in a Puerto Rico corporation that operates a three-story, 56,000 square foot office building in Carolina Puerto Rico;

4.	a 100% ownership interest in ICP, an entity that holds the partnership interest in El Monte Properties S.E. (“EMP”);
5.
a limited partner interest in ELI, S.E. ("ELI"), an entity that holds a 45.26% share in the future cash flow generated from a 30-year lease of an office building to the State Insurance Fund of the Government of Puerto Rico; and

6.	an indirect 100% ownership interest, through LDA and IGP, in Torres del Escorial, Inc. ("Torres"), a Puerto Rico corporation organized to build 160 condominium units.

(2)	LIQUIDITY RESOURCES AND DEBT MATURITIES

The Company is in discussions with lenders to refinance or extend certain debt that is scheduled to mature in the near term. The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  The Company has two lines of credit and one non-recourse mortgage that mature in 2009.  In the United States, a $14,000,000 revolving line of credit loan that was set to mature on April 14, 2009 has been extended to March 31, 2010 with quarterly scheduled payments as follows:  first quarter payment of $2,200,000 on March 31, 2009; second quarter payment of $1,300,000 on June 30, 2009; third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2008; and the remaining balance of approximately $571,000 in the first quarter of 2010. Although the Company has extended this line of credit, the Company continues to work with other lenders to replace this facility entirely. The Company has certain financial covenants related to this revolving line of credit.  As of December 31, 2008, the Company failed to meet the Minimum Net Worth covenant at the ACPT level as tangible net worth was $1,341,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.  The failure to meet this covenant did not impact any other debt agreements.

In Puerto Rico, a $10,000,000 credit facility, with an outstanding balance of $4,327,000 as of December 31, 2008, matures on August 31, 2009.   The Company anticipates that the balance outstanding on this facility will be approximately $8,300,000 as of August 31, 2009.   While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP, another subsidiary of the Company, provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of a default, the lender’s sole recourse is to foreclose on the property.  An event of default on this facility will not affect any other debt facility held by the Company. The collateral to support the line of credit consists of 427 acres of land, which has a cost basis of $11,500,000 at December 31, 2008.  There is no income generated from this property as it is in the planning stages for the development of the Company’s second planned community in Puerto Rico.

        Also in Puerto Rico, the Company has a mortgage balance maturing on April 30, 2009.  As of December 31, 2008, the balance due was $6,816,000.  The Company is in the process of refinancing this mortgage.  However, should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property, which has a cost basis of $3,785,000 at December 31, 2008.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

As a result of the Company’s existing commitments and the downturn in the residential real estate market, the Company expects to use its resources conservatively in 2009.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset sales, and new financing are expected to meet financial commitments for the next twelve months.  However, there are no assurances that these funds will be generated.  Even without refinancing or extending existing loans, the Company has sufficient liquidity to satisfy its obligations as they come due, with the exception of the Puerto Rico debt discussed above.

(3)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The consolidated group includes ACPT and its four major subsidiaries, ARPT, ARMC, ALD, and IGP Group.  In addition, the consolidated group includes the following other entities:

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

       The Company's investments in entities that it does not control are recorded using the equity method of accounting.  Refer to Note 4 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Summary of Significant Accounting Policies

Sales, Profit Recognition and Cost Capitalization
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.  Under the provisions of SFAS No. 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Accordingly we recognize revenues and costs upon settlement with the homebuyer which doesn’t occur until after we receive use and occupancy permits for the building.

         The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold using the relative sales value method which rely on estimated costs and sales values.   In accordance with SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold.  Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold.  The cost of sales is determined by the percentage of completion method.  The Company considers interest expense on all debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied.  Any excess interest is reflected as interest expense.

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

Allowance for Doubtful Accounts
We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts.  This estimate is based on our historical experience and a review of the current status of the Company's receivables.  The allowance for uncollectible receivables was $1,502,000 and $1,424,000 at December 31, 2008 and 2007, respectively.

Management Fees
The Company recognizes revenue from property management, development and other services in the period in which services are rendered and fees earned.

Impairment of Long-Lived Assets
ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition.  If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project.

In 2008, ACPT recognized an impairment charge of $7,456,000 related to the revaluation of the five Baltimore properties and the Hilltop project in Puerto Rico.  During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.  The primary factor driving the decision to sell was the strategic disposition of underperforming assets.  Based on those offers, the Company has recorded an impairment charge of $1,256,000 during the fourth quarter of 2008 to reduce the carrying value of the properties to their estimated fair market value less costs to sell as of December 31, 2008 of $35,400,000.  The assets, liabilities, and results of operations for these properties and the corresponding impairment charge are included in U.S. Real Estate Operating segment.  These properties represent $35,292,000 of the Company’s Operating Real Estate balance and $30,129,000 of the Company’s non-recourse debt balance as of December 31, 2008.

Condominium pricing in Puerto Rico has declined similar to those in the United States.  However, construction pricing has not declined in a similar manner as we are experiencing in the United States.  The Company has considered the Hilltop project in Puerto Rico to be the premier parcel in the portfolio due to the views of the island that will be enjoyed by future residents.  Accordingly, the Company had previously intended to build condominiums with expected selling prices ranging from $350,000 to $400,000.  However, sales of condominiums in excess of $350,000 are not occurring in the areas immediately surrounding Parque Escorial.  The Company believes that construction of a $350,000 product is no longer prudent and believes that construction financing could not be obtained at that level.   The Company is now anticipating construction of a product similar to Torres.  Due to increased costs of construction and a decline in sales prices, the Company noted that the expected total costs of the project exceeded the expected sales proceeds.  The Company has recorded an impairment charge of $6,200,000 in the fourth quarter of 2008 based on an assessment of discounted cash flows assuming that the Company will build and sell condominium units on the parcel similar to those built at Torres.  The estimated value as of December 31, 2008 was $6,100,000.  There were no impairment charges for the year ended December 31, 2007.

       The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate that an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There have been no impairment charges for the years ended December 31, 2008 and 2007 related to its completed real estate projects.

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

Depreciable Assets and Depreciation
The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods,
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method,
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life, and
•	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate
The table below presents the major classes of depreciable assets as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Building	$266,071	$265,115
Building improvements	10,599	10,414
Equipment	13,749	13,603
	290,419	289,132
Less: Accumulated depreciation	159,202	150,292
	131,217	138,840
Land	25,511	25,512
Operating properties, net	$156,728	$164,352

Other Property and Equipment
In addition, the Company owned other property and equipment of $920,000 and $1,045,000, net of accumulated depreciation of $2,553,000 and $2,294,000, respectively, as of December 31, 2008 and December 31, 2007, respectively.

Depreciation
Total depreciation expense was $10,009,000 and $9,438,000 for the years ended December 31, 2008 and 2007, respectively.

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

Minority Interest in Consolidated Entities
We reflect unaffiliated partners' interests in consolidated real estate partnerships as an accrued liability on our consolidated balance sheet.  This accrued liability in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships.  When these consolidated real estate partnerships make cash distributions or allocate losses to minority limited partners in excess of the minority limited partners' basis in the property, we generally absorb the excess losses and record a charge equal to the amount of such excess distribution.  We report these charges and the minority partners’ share of income during the current period in the consolidated statements of income as minority interest in consolidated entities.  Although this allows us to recognize 100 percent of the income of the partnerships up to accumulated distributions and losses in excess of minority partners’ basis previously required to be recognized as our expense, we will be required to recognize as expense 100 percent of future distributions to minority partners, net of our recapture of minority partner’s share of income, and any subsequent losses.  For the years ended December 31, 2008 and 2007, we recorded in the consolidated financial statements charges for excess partnership losses and distributions to minority partners of approximately $187,000 and $352,000, respectively.

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

As of December 31, 2008, the Company had cash and cash equivalents of $24,035,000 and $20,599,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $11,778,000 of cash located within multifamily apartment entities, and to which the Company does not have direct control.  Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies.  For two of our Puerto Rico partnerships, the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable Financing Agency.

Income Taxes
The Company's complex tax structure involves foreign source income and multiple entities that file separate returns.  Due to the complex nature of tax regulations affecting our entities, our income tax expense and related balance sheet amounts involve significant management estimates and judgments.

        The Company provides for income taxes using the asset and liability method based on the requirements of SFAS No. 109 (“FSAS 109”), “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company periodically assesses future realization of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction.  Periodically, not less than annually, the Company reviews the recoverability of tax assets recorded on the balance sheet and the necessity of providing valuation allowances, to reduce deferred tax assets to the amount that more likely than not will be realized.  Deferred tax assets are reduced if certain subsidiaries’ cumulative operating losses exist, estimates of taxable income during the carryforward period do not exist or are significantly reduced or alternative tax strategies are not viable.

Effective December 31, 2006, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.  FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1,458,000, increasing the Company’s liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings. See Note 11 to the Company’s consolidated financial statements for more information on income taxes.

       ACPT was structured in a manner so as not to be subject to U.S. income taxes provided that its income constituted qualifying income for purposes of the Publicly Traded Partnership (“PTP”) provisions of the Internal Revenue Code.  ACPT's shareholders are expected to be taxed directly on their share of ACPT's income.  ALD and ARMC are taxed as corporations and as such are subject to federal and state tax at the applicable corporate rates.  ARPT qualified as a real estate investment trust during 1998, but did not meet the ownership requirements in 1999.  Therefore, commencing in 1999, ARPT has been taxed as an U.S. C corporation.  Furthermore, ACPT, ALD and ARMC are subject to Puerto Rico income tax on its Puerto Rico source income.

Earnings Per Share and Dividends
The Company follows the provisions of SFAS No. 128, “Earnings per Share.”  The calculation of basic earnings per share is based on the average number of common shares outstanding during the period.  The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily unvested restricted share grants as described in Note 8).  For 2008 and 2007, 8,000 and 7,000 shares, respectively, were excluded from diluted shares due to their antidilution effect on earnings per share.  The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007

Net loss	$(11,356)	$(541)
Weighted average shares outstanding:
Basic and Diluted	5,217	5,207
Loss per share:
Basic and Diluted	$(2.18)	$(0.10)

The Company accrues for dividends when declared.  During the year ended December 31, 2008, the Company declared and paid cash dividends of $0.10 per share on 5,229,954 common shares outstanding.  During the year ended December 31, 2007, the Company declared and paid cash dividends of $0.30 per share on 5,229,954 common shares outstanding.

Share Based Payments
In accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R) “Share Based Payment,” liability instruments are measured at fair value, and we measure the total compensation cost for equity based payments at the grant date fair value and amortize the expense over the related service period.

Comprehensive Income
ACPT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of shareholders' equity.

Reclassification
Certain amounts from prior years have been reclassified to conform to our current year’s presentation.  Specifically, the Company reclassified prior year segment presentation to conform to a change in the current year segment presentation.  See Note 13 below for further discussion.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, which we refer to as GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes and disclosures.  These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions.  Actual results could differ from those estimates.

Impact of Recently Adopted Accounting Standards
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” and in February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates.  The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  The Company adopted SFAS 157 on January 1, 2008, and it did not have a material impact.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company did not adopt any fair value election upon adoption of SFAS 159.  See Note 12 to the consolidated financial statements for further discussion.

Impact of Recently Issued Accounting Standards
On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption is prohibited.  As of January 1, 2009, the Company will reclassify $882,000 from Minority Interest (currently shown in liabilities) to a new line item, Noncontrolling Interests, to be included in shareholders’ equity.  In addition, $13,687,000 of Minority Interest, which is currently included in Retained Earnings as it represents distributions and losses in excess of basis, will also be reclassified to the Noncontrolling Interests line item.

    On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

(4)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

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

Apartment Partnerships
The unconsolidated apartment partnerships as of December 31, 2008 and December 31, 2007 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $231,000 and for Lakeside of $165,000 and $172,000 as of December 31, 2008, and December 31, 2007, respectively.  All amounts are fully reserved.  Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.

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

On April 30, 2004, the Company purchased a 50% limited partner interest in El Monte Properties, S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500.  Insular is owned by the J. Michael Wilson Family, a related party.  In December 2004, a third-party buyer purchased El Monte for $20,000,000; $17,000,000 in cash and $3,000,000 in two notes of $1,500,000 each that bear an interest rate of prime plus 2%, with a ceiling of 9%, and were to mature on December 3, 2009.  The net cash proceeds from the sale of the real estate were distributed to the partners.  As a result, the Company received $2,500,000 in cash and recognized $986,000 of income in 2004.  The gain on sale was reduced by the amount of the seller's note which is subject to future subordination.  In January 2005, El Monte distributed the notes to the partners whereby the Company received a $1,500,000 note.  The Company determined that the cost recovery method of accounting was appropriate for this transaction and accordingly, deferred revenue recognition on this note until cash payment was received.  In January 2007, the Company received $1,707,000, equal to the full principal amount due plus all accrued interest outstanding and, accordingly, recognized $1,500,000 of equity in earnings from unconsolidated entities and $207,000 of interest income.  The Company has no required funding obligations and management expects to wind up El Monte’s affairs in 2009.

Land Development/Homebuilding Joint Ventures
In September 2004, the Company entered into a joint venture agreement with Lennar Corporation for the development of a 352-unit, active adult community located in St. Charles, Maryland.  The Company managed the project's development for a market rate fee pursuant to a management agreement.  In September 2004, the Company transferred land to the joint venture in exchange for a 50% ownership interest and $4,277,000 in cash.  The Company's investment in the joint venture was recorded at 50% of the historical cost basis of the land with the other 50% recorded within our deferred charges and other assets.  The proceeds received were reflected as deferred revenue.  The deferred revenue and related deferred costs were recognized into income as the joint venture sold lots to Lennar.  For the year ended December 31, 2007, the joint venture delivered 48 lots to Lennar, recognizing $1,063,000 in deferred revenue, off-site fees and management fees and $358,000 of deferred costs.  On November 19, 2008, the Company sold to Lennar  the Company’s 50% interest in St. Charles Active Adult Community, LLC (the “Active Adult Community").  The Company transferred all of its rights, title and interest in the Active Adult Community, including the Company’s interest as the manager of the Active Adult Community to Lennar for $3,467,000 in cash.  The Company recognized $2,792,000 in community development land sales revenues related to previously unrecognized portions of the initial land sale to the joint venture.

In October 2008, the Company entered into an agreement with Surrey Homes, LLC to contribute $2,000,000 over the next year in exchange for a 50% ownership interest of the Series A Units.  During the fourth quarter of 2008, ACPT contributed $500,000 with the remainder to be contributed during the first three quarters of 2009.  Surrey Homes’ business model is focused on providing affordable quality homes with the lowest ongoing cost of maintenance through energy efficiency and other green initiatives.  Surrey Homes is establishing itself as a low overhead, lot option home builder.

We have determined that our investment in Surrey Homes is a variable interest entity under FIN 46(R); however, we are not required to consolidate the partnership as the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  In accordance with SOP 78-9 and APB No. 18, this investment is accounted for under the equity method.  The Company is exposed to losses consisting of our initial investment of $500,000 as of December 31, 2008.

The following table summarizes the financial data and principal activities of the unconsolidated real estate entities, which the Company accounts for under the equity method.  The information is presented to segregate the apartment partnerships from the commercial partnerships as well as our 50% ownership interest in the land development joint venture and homebuilding operation, which are all accounted for as “investments in unconsolidated real estate entities” on the balance sheet.

			Land
	Apartment	Commercial	Development/
	Properties	Property	Homebuilding	Total
	(in thousands)
Summary Financial Position:
Total Assets
December 31, 2008	$4,781	$27,005	$2,478	$34,264
December 31, 2007	4,980	27,379	12,397	44,756
Total Non-Recourse Debt
December 31, 2008	3,123	22,380	-	25,503
December 31, 2007	3,189	22,960	4,722	30,871
Total Other Liabilities
December 31, 2008	960	153	-	1,113
December 31, 2007	976	147	741	1,864
Total Equity
December 31, 2008 (2)	698	4,472	2,478	7,648
December 31, 2007 (2)	815	4,272	6,934	12,021
Company's Investment, net (1)
December 31, 2008	-	4,632	489	5,121
December 31, 2007	(1)	4,701	1,828	6,528

Summary of Operations:
Total Revenue
Year Ended December 31, 2008	827	3,567	1,626	6,020
Year Ended December 31, 2007	811	3,636	4,983	9,430
Net Income (Loss)
Year Ended December 31, 2008	(118)	1,826	(22)	1,686
Year Ended December 31, 2007	(141)	1,869	-	1,728
Company's recognition of equity in
Earnings (Loss)
Year Ended December 31, 2008	(1)	669	(11)	657
Year Ended December 31, 2007	(1)	692	-	691

Summary of Cash Flows:
Cash flows from operating activities
Year Ended December 31, 2008	90	1,814	1,576	3,480
Year Ended December 31, 2007	101	1,864	3,977	5,942
Company's share of cash flows from
operating activities
Year Ended December 31, 2008	1	821	788	1,610
Year Ended December 31, 2007	1	844	1,989	2,834
Operating cash distributions
Year Ended December 31, 2008	-	1,625	-	1,625
Year Ended December 31, 2007	-	1,641	-	1,641
Company's share of operating
cash distributions
Year Ended December 31, 2008	-	737	-	737
Year Ended December 31, 2007	-	754	-	754

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)
In December 2007, the Company made a $300,000 equity contribution to Lakeside which was used by Lakeside to pay an equal portion of the Development Fee owed to the Company.  The Company both contributed and received the cash, and accordingly, the Company did not recognize fee income nor change its investment balance in Lakeside.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at December 31, 2008 and 2007 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	December 31,	December 31,
	From/To	From/To	2008	2007

Recourse Debt
Community Development (a)(b)(c)(d)	04-15-09/03-01-23	3.25%/8%	$39,232	$25,490
General obligations (e)	06-01-09/03-13-12	Non-interest
		bearing/8.55%	184	99
Total Recourse Debt			39,416	25,589

Non-Recourse Debt
Investment Properties (f)(g)	04-30-09/08-01-47	4.95%/10%	276,120	279,981
Total Non-Recourse Debt			276,120	279,981
Total debt			$315,536	$305,570

a)
As of December 31, 2008, $25,232,000 of the community development recourse debt is owed to Charles County Commissioners and relates to the general obligation bonds issued by the Charles County government, with 15 year amortization of maturities, with the earliest in June 2019, as described in detail under the heading "Financial Commitments" in Note 6.  As of December 31, 2008, the Company has a receivable balance related to the bonds of $2,052,000.

b)
On April 14, 2006, the Company closed a three year $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, MD.  The maximum amount of the loan at any one time is $14,000,000, bears interest at Prime plus 0.75% (4.00% at December 31, 2008) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  The facility includes various sub-limits on a revolving basis for amounts to finance apartment project acquisitions and land development in St. Charles.  The terms require certain financial covenants to be calculated annually as of December 31, including a tangible net worth to senior debt ratio for ALD and a minimum net worth test for ACPT.  As of December 31, 2008, $6,571,000 was outstanding on the Revolver. During the first quarter of 2009, the Company renegotiated the terms of the agreement.  See Note 2 for further discussion.

c)
LDA has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (4.1% as of December 31, 2008) and matures on August 31, 2009.  The facility is to be used to fund the development of infrastructure of Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on December 31, 2008, was $4,327,000.  See Note 2 for further discussion.

d)
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (3.25% at December 31, 2008).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of December 31, 2008, $3,102,000 was outstanding under this facility leaving $498,000 available to fund completion of the building.  As of December 31, 2008, the building was substantially complete.

e)
The general recourse debt outstanding as of December 31, 2008, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f)
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of December 31, 2008, approximately $73,642,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.  $10,732,000 of the non-recourse debt balance is due in 2009.

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

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of December 31, 2008, the Company is in compliance with all but one of its financial covenants and the other provisions of its loan agreements.  As of December 31, 2008, the Company failed to meet the Minimum Net Worth restriction at the ACPT level as tangible net worth was $1,341,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.

ACPT's weighted average interest rate on the amounts outstanding at December 31, 2008 and 2007 on its variable rate debt was 3.6% and 7.23%, respectively.

The aggregate minimum principal maturities of ACPT's indebtedness at December 31, 2008 are as follows (in thousands):

2009	$23,307
2010	9,039
2011	6,290
2012	6,653
2013	17,836
Thereafter	252,411
$315,536

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	December 31,
	2008	2007

Expensed	$17,405	$18,726
Capitalized	2,776	1,451
	$20,181	$20,177

(6)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments
Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system.  As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in 15 years.  Under the terms of Bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal to the County based on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.  The County and the Lennar agreement require ACPT to fund an escrow account from lot sales to be used to repay the principal portion of these Bonds.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is anticipated to house a planned minor league baseball stadium and entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  In return, the County agreed to issue $7,000,000 of general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008.  These bonds bear interest rates ranging from 4.9% to 5.75%, for a blended rate of 5.2%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

During 2006, the Company reached an agreement with Charles County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the years ended December 31, 2008 and 2007 the Company recognized $78,000 and $540,000 of interest income on these escrowed funds, respectively.

As of December 31, 2008, ACPT is guarantor of $24,654,000 of surety bonds for the completion of land development projects with Charles County; substantially all are for the benefit of the Charles County Commissioners.

Consulting Agreements and Severance Arrangements
ACPT entered into a consulting agreement with Carlos Rodriguez, the former Executive Vice President and Chief Executive Officer for IGP, a wholly owned Puerto Rico subsidiary of ACPT, effective July 1, 2008.  Under the terms of the Consulting Agreement, the Company will pay Mr. Rodriguez $100,000 per year through June 2010.

On June 24, 2008, ACPT and Cynthia L. Hedrick mutually reached an agreement that Ms. Hedrick’s employment as Executive Vice President and Chief Financial Officer of the Company would end.  In accordance with her employment agreement, Ms. Hedrick received a lump sum payment of $600,000.

On October 1, 2008, Mr. Edwin L. Kelly notified the Company that he would retire as the Company’s President and Chief Operating Officer effective December 1, 2008.  Pursuant to his employment agreement, Mr. Kelly received a severance payment of $1,500,000.  The Company has also agreed to enter into a consulting agreement with Mr. Kelly providing compensation for his services at a rate of $10,000 per month, for an initial term of one year.

Guarantees
ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of December 31, 2008, ACPT has guaranteed $39,232,000 debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.   We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

Loiza Valley
On November 24, 1997, Comité Loiza Valley en Acción, Inc., resident owners of Urbanización Loiza Valley in Canovanas, Puerto Rico, a neighborhood consisting of 56 houses near the property owned by LDA, filed a claim in the Superior Court of Carolina, Puerto Rico against Cantera Hipodromo, Inc. (the “lessee” who operates a quarry on the land owned by LDA), the owners of the lessee, the lessee’s Insurance Companies and LDA.  The Plaintiffs allege that as a result of certain explosions occurring in the quarry, their houses have suffered different types of damages and they have also suffered physical injuries and mental anguish.  The damages claimed exceed $11,000,000.  The physical damage to the property is estimated at less than $1,000,000.  The lease agreement contains an indemnification clause in favor of LDA.  The lessee has public liability insurance coverage of $1,000,000 through Integrand Assurance Company and an umbrella insurance coverage of $2,000,000 through American International Insurance Company.  The trial began in 2007 and continued throughout 2008.  A judgment is expected to be entered near the end of 2009.

Capital Park
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

Due to the inherent uncertainties of the judicial process, we are unable to either predict the outcome of or estimate a range of potential loss associated with certain matters discussed above.  While we intend to vigorously defend these matters and believe we have meritorious defenses available to us, there can be no assurance that we will prevail.  If these matters are not resolved in our favor, we believe we are insured for potential losses unless otherwise stated.  Any amounts that exceed our insurance coverage could have a material adverse effect on our financial condition and results of operations.

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

(7)	LEASES

ACPT operates certain property and equipment under leases, some with purchase options that expire at various dates through 2010.  ACPT is also obligated under several non-cancelable operating leases for office space and equipment.  Capital leases of $77,000, exclusive of interest, are reported with general recourse debt in the Debt Note (see Note 5). The following is a schedule of the future minimum lease payments for operating leases as of December 31, 2008 (in thousands):

Operating
Obligations

2009	$358
2010	250
2011	42
2012	3
Total minimum lease payments	$653

Rental expense under non-cancelable operating leases was $525,000 in 2008 and $424,000 in 2007 and is included in general, administrative, selling and marketing expenses and rental properties operating expenses in the accompanying consolidated statements of income.

ACPT leases office space to tenants under certain non-cancelable operating leases expiring through 2015.  The following is a schedule of the future minimum payments to be received as of December 31, 2008 (in thousands):

Lease
Income

2009	$788
2010	841
2011	674
2012	632
2013	644
Thereafter	1,007
Total minimum lease payments	$4,586

(8)	RELATED PARTY TRANSACTIONS

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:
	Years Ended December 31,
	2008	2007

Management and Other Fees (A)
Unconsolidated subsidiaries with third party partners	$43	$42
Affiliates of J. Michael Wilson, Chairman	-	43
	$43	$85

Rental Property Revenues (B)	$36	$57

Interest and Other Income
Unconsolidated real estate entities with third party partners	$8	$8

		Years Ended December 31,
		2008	2007
General and Administrative Expense
Reserve additions and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$(16)	$43
Reimbursement to IBC for ACPT's share of
J. Michael Wilson's compensation		415	390
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, Chairman		(18)	(23)
Legal fees paid to J. Michael Wilson’s attorney	(C3)	-	225
Consulting Fees -
James J. Wilson, IWT Chairman	(C1)	150	200
Thomas J. Shafer, Trustee	(C2)	60	60
		$591	$895

BALANCE SHEET:		Balance	Balance
		December 31,	December 31,
		2008	2007

Other Assets
Receivables - All unsecured and due on demand
Unconsolidated subsidiaries		$10	$-
Affiliate of J. Michael Wilson, Chairman		2	5
		$12	$5

Additional Paid-in Capital	(C4)	$562	$-

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

(B)           Rental Property Revenue
 On September 1, 2006, the Company, through one of its Puerto Rican subsidiaries, Escorial Office Building I, Inc. (“Landlord”), executed a lease with Caribe Waste Technologies, Inc. (“CWT”), a company owned by the J. Michael Wilson Family.  The lease provides for 1,842 square feet of office space to be leased by CWT for five years at $19.00 per rentable square foot.  The Company provided CWT with an allowance of $9,000 in tenant improvements which are being amortized over the life of the lease.  On February 25, 2008, CWT executed its rights under the lease and provided six months written notice of its intention to terminate the lease, effective August 24, 2008.  The lease agreement is unconditionally guaranteed by Interstate Business Corporation (“IBC”), a company owned by the J. Michael Wilson Family.

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

4)	A primary shareholder of the Company agreed in principle to provide the Company’s Chief Executive Officer with the economic benefit of 185,550 shares of their common stock as of October 1, 2008. According to SFAS 123(R), any share-based payments awarded to an employee of the reporting entity by a related party for services provided to the entity are share-based payment transactions under SFAS123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. Therefore, in essence, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its employee in exchange for services rendered. The Company has recognized $562,000 in compensation expense in 2008 related to this grant.

Related Party Acquisitions

El Monte
On April 30, 2004, the Company purchased a 50% limited partner interest in El Monte Properties S.E. ("El Monte") from Insular Properties Limited Partnership ("Insular") for $1,462,500.  Insular is owned by the J. Michael Wilson Family.  Per the terms of the agreement, the Company was responsible to fund $400,000 of capital improvements and lease stabilization costs, and had a priority on cash distributions up to its advances plus accrued interest at 8%, investment and a 13% cumulative preferred return on its investment.  The purchase price was based on a third party appraisal of $16,500,000 dated April 22, 2003.  The Company's limited partnership investment was accounted for under the equity method of accounting.

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

(9)	SHARE GRANTS AND APPRECIATION RIGHTS

ACPT adopted an employee share incentive plan (the "Share Incentive Plan") and a Trustee share incentive plan (the "Trustee Share Plan") to provide for share-based incentive compensation for officers, key employees and Trustees.  Both plans expired July 7, 2008.

Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees (the "Compensation Committee") granted to key employees the following types of share-based incentive compensation awards ("Awards") (i) options to purchase a specified number of shares ("Options"), (ii) forfeitable shares that vest upon the occurrence of certain vesting criteria ("Restricted Shares"), or (iii) Share Appreciation Rights ("Rights") that entitle the holder to receive upon exercise an amount payable in cash, shares or other property (or any combination of the foregoing) equal to the difference between the market value of shares and a base price fixed on the date of grant.  A total of 208,000 registered shares were reserved for issuance under the Share Incentive Plan.

The Share Incentive Plan authorized the Compensation Committee to determine the exercise price and manner of payment for Options and the base price for Rights.  The Compensation Committee was also authorized to determine the duration and vesting criteria for Awards, including whether vesting will be accelerated upon a change in control of ACPT.  The rights of key employees under Awards were not transferable other than to immediate family members or by will or the laws of interstate succession.

The Trustee Share Plan authorized the Board of Trustees, in its discretion, to grant to eligible Trustees awards of the same types and terms of Awards as provided under the Share Incentive Plan.  Only Trustees who were not employees of ACPT or any affiliated company were eligible to receive Awards under the Trustee Share Plan.  A total of 52,000 registered shares were reserved for issuance under the Trustee Share Plan.

Trustee Share Grants
On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the Trustee Share Plan.  The shares vest annually at a rate of 1,600 per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date.  In June 2008, the Company accelerated the vesting of the shares of two trustees, who did not return to the Board of Trustees, with all previously unvested shares vesting as of June 30, 2008.  In accordance with SFAS 123(R), the Company measured compensation cost as $643,000, which represents the grant date fair value.  The Company will recognize compensation expense over the vesting period and accordingly, recognized $175,000 and $129,000 for the year ended December 31, 2008 and 2007, respectively.

Employee Share Grants
During the fourth quarter of 2008, ACPT and the Chief Executive Officer entered into an employment agreement, which included restricted stock awards with both performance and time vesting criteria.  ACPT has agreed to award 363,743 in common shares with 50% subject to time vesting equally over the next five years on the anniversary of the grant and 50% subject to performance vesting over a period not to exceed five years.  ACPT will not be able to issue shares until the plan has been approved by the shareholders of the Company.  Once the plan is approved, the shares will be issued.  In accordance with SFAS 123(R), ACPT began accruing compensation cost for the 50% time vesting portion of the equity awards based on the current fair value using a grant date of October 1, 2008, the date of the completed employee agreement.  The value will be remeasured on a quarterly basis until the measurement date, when the total compensation costs to be accrued over the next five years will be determinable.  The Company has recognized $39,000 in compensation expense in 2008.   For the remaining portion of the award, the performance criteria have not yet been established or approved.  Therefore, the factors pertinent to determining the value of the compensation have not been determined.  Once the criteria have been finalized, grant and measurement dates for the remaining 50% subject to performance vesting will be established.  Accruals of compensation cost for this portion of the award will be based on the probable outcome of those performance conditions.

Share Appreciation Rights
In April 2001, 140,000 Rights were granted to employees.  These Rights bear a $4 base price, and vested in equal increments over a five-year period commencing April 2002.  As of December 31, 2008, there are 10,400 outstanding Rights which are all exercisable and expire on April 30, 2011.  During 2008 and 2007, the Company recognized $(128,000) and $(47,000), respectively, of compensation expense in connection with the outstanding Rights.

(10)	RETIREMENT AND PROFIT SHARING PLANS

ACPT’s Retirement Plan (the "Retirement Plan") is a defined contribution plan which provides for contributions to be made by ACPT.  The Retirement Plan covers employees of American Rental Management Company and Interstate General Properties Ltd. Partnership SE and is qualified under both the United States Internal Revenue Code and the Puerto Rico Internal Revenue Code.  Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of 1,000 hours and shall become a participant on either January 1st or July 1st following the date of hire.  ACPT contributes to the accounts of eligible employees in amounts equal to 5.7% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 11.4% of salaries (limited to $230,000 for 2008) that exceed that wage base.  Eligible employees also may make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan.  The Retirement Plan also contains a profit sharing provision that allows the Company to make cash awards to selected employees, a portion of which is contributed to the Retirement Plan. Contributions made by the Company based on wages to the Retirement Plan were $597,000 and $615,000, in 2008 and 2007, respectively.

(11)	INCOME TAXES

ACPT’s subsidiaries, ARMC, ALD and ARPT, are subject to federal and state income tax.  ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.  The reconciliation below for the provision for income taxes includes income from ARMC, ALD, ARPT and Puerto Rico source income.  The 2008 permanent differences reflect special tax exempt income, tax rate differences between jurisdictions for land investment, a valuation on the net deferred tax asset, certain non-deductible expenses passed through to shareholders, non-deductible equity compensation, foreign tax credits, and certain losses for which no benefit can be recognized.  The 2007 permanent differences reflect special tax exempt income and certain non-deductible expenses passed through to shareholders.

       The following table reconciles the effective rate to the statutory rate (in thousands, except amounts in %):

	December 31,
	2008		2007
		% of		% of
	Amount	Income	Amount	Income

Taxes at statutory U.S. federal
income tax rate	$(3,676)	35.0%	$(297)	35.0%
State income taxes, net of
federal tax benefit	(213)	2.0%	(128)	15.1%
Income only subject to foreign tax	384	(3.7)%	(118)	14.0%
Permanent differences	(8)	0.1%	112	(13.2)%
Net change in uncertain tax positions	44	(0.4)%	231	27.3%
Losses not recognized	2,042	(19.4)%	-	-
Investment basis adjustment	(1,725)	16.4%	-	-
Equity compensation	226	(2.1)%	-	-
Foreign tax credit	345	(3.3)%	-	-
Net change in valuation allowance	3,403	(32.4)%	-	-
Other	31	(0.3)%	(107)	12.6%
Income tax provision (benefit)	$853	(8.1)%	$(307)	36.2%

       The provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2008	2007
Current:
United States	$(419)	$4,439
Puerto Rico	(4)	376
	(423)	4,815

Deferred:
United States	1,628	(5,664)
Puerto Rico	(352)	542
	1,276	(5,122)
Income tax provision (benefit)	$853	$(307)

     The income tax expense associated with the vesting of trustee stock grants increased income taxes on the Consolidated Balance Sheet by $9,000 as of December 31, 2008 and decreased income taxes by $10,000 as of December 31, 2007.  Additional paid in capital was credited and debited for the years ended December 31, 2008 and 2007, respectively, to reflect these income tax effects.

    Certain items of income and expense are not reported in tax returns and financial statements in the same year.  The tax effect of this difference is reported as deferred income taxes.  Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and such amounts as measured by tax laws.

    The components of deferred income tax (asset) liability include the following (in thousands):

	At December 31,
	2008	2007

Deferred income related to long-term receivables from partnerships operating in Puerto Rico	$282	$282
Receivables from partnerships operating in United States	1,189	1,189
Tax benefit on equity in earnings of partnerships operating in Puerto Rico	(6,935)	(6,875)
Tax benefit on equity in earnings of partnerships operating in United States	(8,882)	(9,428)
Tax on deferred income	(1,020)	(1,217)
Tax on land development costs capitalized for book purposes but deducted currently for tax purposes	(15,132)	(12,804)
Tax on differences in basis related to joint venture in United States	-	(705)
Tax on differences in basis related to land in United States	(2,538)	(2,574)
Tax on differences in basis related to land in Puerto Rico	(19)	(66)
Tax on basis difference for Puerto Rico commercial venture	1,188	1,337
Allowance for doubtful accounts	(300)	(294)
Accrued expenses	(2,946)	(2,395)
Net operating losses	(612)	-
Alternative minimum tax credits	(197)	(150)
Other	(280)	(375)
Net deferred tax asset before valuation allowance	(36,202)	(34,075)
Valuation allowance	3,403	-
Net deferred tax asset	$(32,799)	$(34,075)

Maryland legislation enacted during the fourth quarter of 2007 increased the income tax rate from 7% to 8% effective for periods after December 31, 2007.  As a result of the Maryland legislation, the ending December 31, 2007 deferred asset and the deferred expense were increased by $460,000.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company records the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how these events are treated for tax purposes. Management bases the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. The Company provides a valuation allowance against the net deferred tax assets when it is more likely than not that sufficient taxable income will not be generated to utilize the net deferred tax assets.

At December 31, 2008, the Company recorded a valuation allowance of $3,403,000 against its net deferred tax asset for components for which the Company concluded it was more likely than not that the deferred tax asset could not be realized.  Realization of future benefits related to a net deferred tax asset is dependent on many factors, such as the ability to generate future taxable income, capital or ordinary, in the near future.  Since future earnings for one or more of the Company’s subsidiaries are uncertain, management cannot predict whether certain net deferred tax assets will be realized; and therefore, management provided valuation allowances for certain net deferred tax assets.  Included in this valuation was an amount related to NOL carryforwards of $1,523,000, $613,000 tax effected, which begin to expire in 2027.  Additionally, it is likely the Company may generate future capital losses related to tax benefits recorded as deferred tax assets at December 31, 2008.  However, the Company cannot reasonably predict future capital gains in the near term to offset all of the tax benefit currently recorded.  Accordingly, the Company recorded as part of the overall deferred tax asset valuation allowance $198,000 related to projected future capital losses of $493,000.  Another component of the deferred tax valuation allowance relates to alternative minimum tax (“AMT”) credit carryforwards recorded as deferred tax assets at December 31, 2008.  The Company has concluded that the realization of these benefits is not more likely than not and accordingly, a valuation allowance of $197,000 was provided. The balance of the deferred tax valuation allowance, $2,395,000 relates to certain other subsidiary deferred tax benefits for which it is uncertain that sufficient future earnings will be generated and therefore, the Company concluded that realization of those certain subsidiary deferred tax assets was not more likely than not.

The alternative minimum tax (“AMT”) credit carryforwards at December 31, 2008 and 2007 were $197,000 and $150,000, respectively.  Since the Company cannot predict future use of the AMT credits, a full valuation allowance for these deferred benefits has been provided.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded a $1,458,000 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect of a change in accounting principle, reducing the opening balance of retained earnings on January 1, 2007.
The total amount of unrecognized tax benefits as of December 31, 2008, was $15,543,000.  Included in the balance at December 31, 2008, were $39,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at beginning of period (December 31, 2007)	$14,869
Change attributable to tax positions taken during a prior period	1,277
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	(577)
Decrease attributable to lapse of statute of limitations	(26)
Unrecognized tax benefit at end of period (December 31, 2008)	$15,543

In accordance with our accounting policy, the Company presents accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  The Company's Consolidated Statements of Income for the year ended December 31, 2008 and 2007 included interest expense of $1,403,000 and $1,233,000, respectively and penalties of $28,511 and $200,000, respectively.  Our Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007, included accrued interest of $4,216,000 and $2,814,000, respectively and accrued penalties of $1,113,821 and $1,085,000, respectively.

The Company currently does not have any tax returns under audit by the United States federal or state taxing authorities or the Puerto Rico Treasury Department.  However, the tax returns filed in the United States for the years ended December 31, 2005 through 2008 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2004 through 2008 remain subject to examination.  For tax purposes, the Company applied for a change in method of accounting for certain contracts, and during the quarter ended December 31, 2008, the IRS approved the change in method.  Therefore, there was a decrease in the unrecognized tax benefit of $577,000.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $578,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) for financial assets and liabilities.  SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

    The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items and represent Level 1 under the fair value hierarchy in SFAS No. 157.

    We measure long term debt at fair value on a recurring basis.  As of December 31, 2008, the book value of long-term fixed rate debt was $294,721,000, and the fair value of total debt was $343,076,000.  As of December 31, 2007 the book value of long-term fixed rate debt was $296,735,000, and the fair value of total debt was $311,988,000.  Fair value was determined by discounting future cash flows using borrowing rates currently available to the Company for debt with similar terms and maturities.  The significant unrealized gains resulted from a decline in the 10 Year Treasury Rate from 4.10% at December 31, 2007 to 2.24% at December 31, 2008.  This represents Level 3 under the fair value hierarchy in SFAS No. 157.

Reconciliation for the year ended December 31, 2008
(in thousands)
Fair value as of January 1, 2008	$311,988
Purchases, issuances, and
settlements	(3)
Unrealized gains	31,091
Fair value as of December 31, 2008	$343,076

(13)	SEGMENT INFORMATION

ACPT operated in two principal lines of business in 2008: Operating Real Estate and Land Development.  The Operating Real Estate segment is comprised of ACPT’s investments in rental properties and property management services; whereas, the Land Development segment is comprised of ACPT’s community development and homebuilding services. This represents a change from ACPT’s historical financial reporting practice of evaluating the company solely based on geographical location.  During the fourth quarter of 2008, the Company had a change in senior management.   The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss.  Segment net operating income is generally defined as segment revenues less direct segment operating expenses.  Management is now evaluating the Company based on its operating lines of business, Operating Real Estate and Land Development.  While ACPT continues to report operating results on a consolidated basis, it also now reports separately the operating results of its two lines of business.  The Company has reclassified its financial statements for 2007 to include the results of these segments.   The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating Real Estate
The Operating Real Estate segments in the U.S. and Puerto Rico are comprised of investments in rental properties and property management services.  The Operations are managed through American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC"), and Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of IGP Group Corp., which is a wholly owned subsidiary of ACPT.  ARPT and its subsidiaries hold the general and limited partnership interests in our U.S. Operating Real Estate apartment property portfolio.  The apartment properties are individually organized into separate entities.  ARPT's ownership in these entities ranges from 0.1% to 100%.  The U.S. Operating Real Estate operations also include the management of apartment properties in which we have an ownership interest and one apartment property owned by a third party in 2008.  Effective March 1, 2009, ARMC will no longer manage the rental community not owned by ACPT.

	For the years ended
U.S. Operating Real Estate:	December 31, 2008	December 31, 2007

Operating revenues	$39,515	$38,416
Operating expenses	18,189	19,235
Net operating income	21,326	19,181
Management and other fees, substantially all from related entities	157	194
General, administrative, selling and marketing	(1,441)	(2,252)
Impairment charges	(1,256)	-
Depreciation and amortization	(6,082)	(5,592)
Operating income	12,704	11,531
Other expense	(10,405)	(9,998)
Income before provision (benefit) for income taxes	2,299	1,533
Provision (benefit) for income taxes	1,624	(463)
Net income	$675	$1,996

	As of	As of
U.S. Operating Real Estate Balance Sheet:	December 31, 2008	December 31, 2007

ASSETS
Investments in real estate, net	$110,412	$115,479

Cash and cash equivalents	7,008	12,139
Restricted cash and escrow deposits	7,763	8,359
Deferred tax assets	7,807	10,131
Deferred charges and other assets, net of amortization	54,256	49,872
Total Assets	$187,246	$195,980

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$189,951	$192,274
Recourse debt	257	152
Other liabilities	7,770	9,160
Accrued income tax liability-current	(1,047)	(474)
Total Liabilities	196,931	201,112
Total Shareholders' Equity	(9,685)	(5,132)
Total Liabilities and Shareholders' Equity	$187,246	$195,980

The Puerto Rican Operating Real Estate operations, via IGP, provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, and home-owner associations related to our planned communities.  IGP also provides management services for our homebuilding and community development operations. IGP holds the ownership interests in the Puerto Rico Apartments and two commercial properties.  The Puerto Rico apartments are organized into separate partnerships and receive HUD subsidies.  IGP's ownership in these partnerships ranges from 1% to 52.5%.  IGP's ownership in the commercial properties ranges from 28% to 100%.

	For the years ended
Puerto Rican Operating Real Estate:	December 31, 2008	December 31, 2007

Operating revenues	$22,728	$22,306
Operating expenses	11,512	11,433
Net operating income	11,216	10,873
Management and other fees, substantially all from related entities	624	635
General, administrative, selling and marketing	(3,631)	(3,159)
Depreciation and amortization	(3,769)	(3,694)
Operating income	4,440	4,655
Other expense	(5,837)	(4,536)
(Loss ) income before provision for income taxes	(1,397)	119
Provision for income taxes	37	373
Net loss	$(1,434)	$(254)

	As of	As of
Puerto Rican Operating Real Estate Balance Sheet:	December 31, 2008	December 31, 2007

ASSETS
Investments in real estate	$48,042	$50,601

Cash and cash equivalents	6,825	5,120
Restricted cash and escrow deposits	10,434	10,771
Investments in unconsolidated real estate entities	6,819	13,583
Deferred charges and other assets, net of amortization	19,632	21,683
Total Assets	$91,752	$101,758

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$86,170	$87,707
Recourse debt	5,215	6,455
Other liabilities	5,291	5,402
Accrued income tax liability-current	(1)	3
Total Liabilities	96,675	99,567
Total Shareholders' Equity	(4,923)	2,191
Total Liabilities and Shareholders' Equity	$91,752	$101,758

Land Development
The Land Development Operation involves community development and homebuilding services in the U.S. and Puerto Rico.  The Operations are managed through American Land Development, Inc. ("ALD") and Land Development Associates, S.E. ("LDA").  ALD and its subsidiary comprise the U.S. Land Development operations and own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land.  We also remain open to construction and acquisition of additional properties that will add value to our existing investment assets. ALD also had a 50% interest in a land development joint venture formed to develop land for an active adult community in St. Charles until we sold our interest in the venture in November 2008.  In October 2008, the Company entered into an agreement with Surrey Homes, LLC to contribute $2,000,000 over the next year in exchange for a 50% ownership interest of the Series A Units.  Surrey Homes was created to be a lot option, low overhead homebuilder servicing communities in central Florida.

Revenues from Lennar include residential land sales as well as certain management fees.  Total revenues from Lennar within our U.S. Land Development Operation were $12,438,000 for the year ended December 31, 2008 which represents 84% of the Operation’s revenue and 15% of our total year-to-date consolidated revenue.  No other customers accounted for more than 10% of our consolidated revenue for the year ended December 31, 2008.
	For the years ended
U.S. Land Development Operations:	December 31, 2008	December 31, 2007

Operating revenues
Community development - land sales	$14,726	$14,486
Management and other fees, substantially all from related entities	-	142
Total revenues	14,726	14,628
Operating expenses
Cost of land sales	9,572	11,169
General, administrative, selling and marketing	3,558	2,734
Depreciation and amortization	5	5
Total expenses	13,135	13,908
Operating income	1,591	720
Other expense	(2,584)	(2,056)
(Loss) income before benefit for income taxes	(993)	(1,336)
Benefit for income taxes	(406)	(654)
Net loss	$(587)	$(682)

	As of	As of
U.S. Land Development Balance Sheet:	December 31, 2008	December 31, 2007

ASSETS
Investments in real estate	$81,821	$64,236

Cash and cash equivalents	10,140	7,416
Restricted cash and escrow deposits	2,399	1,087
Deferred tax assets	19,151	18,493
Deferred charges and other assets, net of amortization	(37,176)	(22,178)
Total Assets	$76,335	$69,054

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$-	$-
Recourse debt	37,542	27,556
Other liabilities	13,383	17,331
Accrued income tax liability-current	15,803	15,013
Total Liabilities	66,728	59,900
Total Shareholders' Equity	9,607	9,154
Total Liabilities and Shareholders' Equity	$76,335	$69,054

Puerto Rican Land Development operations hold our community development assets in Puerto Rico, consisting of two planned communities, owned by LDA.  The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreation land similar to our U.S. operations but on a smaller scale.  Our second planned community, Parque El Commandante is currently in the planning stages.  Our homebuilding operation builds condominiums for sale on land located in its planned communities.  Each homebuilding project is organized into separate entities, all wholly owned by IGP and LDA.  LDA also retained a limited partner interest in two commercial buildings in Parque Escorial opened in 2001 and 2005 which were built on land contributed by LDA.
	For the years ended
Puerto Rican Land Development Operations:	December 31, 2008	December 31, 2007

Operating revenues
Homebuilding – home sales	$3,730	$7,580
Operating expenses
Cost of home sales	2,898	5,549
General, administrative, selling and marketing	341	503
Impairment charges	6,200	-
Total expenses	9,439	6,052
Operating (loss) income	(5,709)	1,528
Other income	698	1,085
(Loss) income before provision for income taxes	(5,011)	2,613
Provision for income taxes	-	-
Net income	$(5,011)	$2,613

Puerto Rican Land Development Balance Sheet:	December 31, 2008	December 31, 2007
ASSETS
Investments in real estate	$20,310	$25,741

Cash and cash equivalents	61	236
Restricted cash and escrow deposits	3	6
Investments in unconsolidated real estate entities	14,234	15,983
Deferred charges and other assets, net of amortization	(1,556)	(1,498)
Total Assets	$33,052	$40,468

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$4,327	$1,725
Accounts payable and accrued liabilities	9,348	10,915
Total Liabilities	13,675	12,640
Total Shareholders' Equity	19,377	27,828
Total Liabilities and Shareholders' Equity	$33,052	$40,468

Corporate
The Company’s Corporate segment consists of the general and administrative expenses necessary to operate as a public company.  These costs have not been allocated to the apartment rental and land development divisions.

        The following tables reconcile the segment reporting to the financial statements.

For the year ended December 31, 2008:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Net Income (Loss)
Operating Real Estate
U.S.	$40,164	$27,460	$12,704	$(10,405)	$2,299	$1,624	$675
P.R.	24,321	19,881	4,440	(5,837)	(1,397)	37	(1,434)
Total Operating Real Estate	64,485	47,341	17,144	(16,242)	902	1,661	(759)
Land Development
U.S.	14,726	13,135	1,591	(2,584)	(993)	(406)	(587)
P.R.	3,730	9,439	(5,709)	698	(5,011)	-	(5,011)
Total Land Development	18,456	22,574	(4,118)	(1,886)	(6,004)	(406)	(5,598)
Corporate	-	6,941	(6,941)	(574)	(7,515)	(413)	(7,102)
Intersegment	(27)	(1,298)	1,271	843	2,114	11	2,103
	$82,914	$75,558	$7,356	$(17,859)	$(10,503)	$853	$(11,356)

For the year ended December 31, 2007:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Net Income (Loss)
Operating Real Estate
U.S.	$39,250	$27,719	$11,531	$(9,998)	$1,533	$(463)	$1,996
P.R.	23,948	19,293	4,655	(4,536)	119	373	(254)
Total Operating Real Estate	63,198	47,012	16,186	(14,534)	1,652	(90)	1,742
Land Development
U.S.	14,628	13,908	720	(2,056)	(1,336)	(654)	(682)
P.R.	7,580	6,052	1,528	1,085	2,613	-	2,613
Total Land Development	22,208	19,960	2,248	(971)	1,277	(654)	1,931
Corporate	-	3,712	(3,712)	2,122	(1,590)	453	(2,043)
Intersegment	(30)	(1,390)	1,360	(3,547)	(2,187)	(16)	(2,171)
	$85,376	$69,294	$16,082	$(16,930)	$(848)	$(307)	$(541)
As of December 31, 2008:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$110,412	$187,246	$257	$189,950	$196,931
P.R.	48,042	91,752	5,215	86,170	96,675
Total Operating Real Estate	158,454	278,998	5,472	276,120	293,606
Land Development
U.S.	81,821	76,335	37,542	-	66,728
P.R.	20,310	33,052	4,327	-	13,675
Total Land Development	102,131	109,387	41,869	-	80,403
Corporate	-	12,663	-	-	-
Intersegment	(1,282)	(45,855)	(7,925)	-	(20,157)
	$259,303	$355,193	$39,416	$276,120	$353,852

As of December 31, 2007:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$115,479	$195,980	$152	$192,274	$201,112
P.R.	50,601	102,324	6,455	87,707	99,567
Total Operating Real Estate	166,080	298,304	6,607	279,981	300,679
Land Development
U.S.	64,236	69,054	27,556	-	59,900
P.R.	25,741	40,468	1,725	-	12,640
Total Land Development	89,977	109,522	29,281	-	72,540
Corporate	-	12,924	-	-	77
Intersegment	(1,481)	(60,026)	(10,299)	-	(25,018)
	$254,576	$360,724	$25,589	$279,981	$348,278

(14)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest and income taxes paid were as follows for the years ended December 31 (in thousands):

	2008	2007

Interest paid	$17,400	$18,124
Income taxes paid	$1,267	$3,901

(15)	SUBSEQUENT EVENTS

Gleneagles Apartment Financing
On January 28, 2009, the Company completed the initial closing of a 6.9 percent, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in St. Charles’ Fairway Village.  The construction loan will convert to a 6.9 percent, 40 year permanent mortgage not later than December 1, 2010.

Sale of Baltimore Properties
During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. Apartment Properties in Baltimore, Maryland for $29,200,000.  The Company has received non-binding offers of $6,598,000 and is negotiating agreements for the remaining two properties.  The primary factor driving the decision to sell was the strategic disposition of underperforming assets.  Based on those offers, the Company has recorded an impairment charge of $1,256,000 during the fourth quarter of 2008 to reduce the carrying value of the properties to their estimated fair market value less costs to sell as of December 31, 2008 of $35,400,000.  The offers are subject to certain customary closing conditions, including lender consent to allow the purchaser to assume the loans.  We anticipate closing on the sale of these properties in the second quarter of 2009.  The assets, liabilities, and results of operations for these properties and the corresponding impairment charge are included in the U.S. Real Estate Operating segment.  These properties represent $35,292,000 of the Company’s Operating Real Estate balance and $30,129,000 of the Company’s non-recourse debt balance as of December 31, 2008.

Sale of Puerto Rican Apartment Properties
During the first quarter of 2009, the Company executed a non-binding letter of intent to sell the Puerto Rico Apartment Properties.  The letter of intent is subject to customary closing conditions, including the ability of the purchaser to obtain financing, and we anticipate closing on the sale of these properties in the second quarter of 2009.  The assets, liabilities, and results of operations comprise the Puerto Rican Real Estate Operating segment.  This segment represents $48,042,000 of the Company’s Operating Real Estate balance and $86,170,000 of the Company’s non-recourse debt balance as of December 31, 2008.

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed	Depreciable
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Life

Consolidated Partnerships

U.S. Partnerships
Bannister Apartments	$12,301	$410	$4,180	$4,391	$410	$8,571	$8,981	$5,683	11/30/1976	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Brookmont Apartments	7,180	162	2,677	2,733	162	5,410	5,572	3,911	5/18/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Coachman's	10,740	572	6,421	1,012	572	7,433	8,005	3,326	9/5/1989	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Crossland Apartments	4,034	350	2,697	436	350	3,133	3,483	2,302	1/13/1978	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Essex Village Apts.	13,766	2,667	21,381	(2,828)	2,667	18,553	21,220	16,782	1/31/1982	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
Richmond, VA

Fox Chase Apartments	12,685	745	7,014	1,231	745	8,245	8,990	4,117	3/31/1987	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Headen House	6,828	205	4,765	3,640	205	8,405	8,610	6,001	10/30/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Huntington Apartments	9,104	350	8,513	1,271	350	9,784	10,134	6,166	10/7/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Lancaster Apartments	8,355	484	4,292	1,266	484	5,558	6,042	3,355	12/31/1985	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Milford Station I	10,491	2,659	9,878	734	2,659	10,612	13,271	995	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Milford Station II	1,345	455	1,350	74	455	1,424	1,879	1284	5/1/2006	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
New Forest Apartments	22,445	1,229	12,102	2,182	1,229	14,284	15,513	7,047	6/28/1988	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Nottingham South	2,543	359	2,586	125	359	2,711	3,070	653	5/23/2005	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Owings Chase	12,208	1,691	13,428	803	1,691	14,231	15,922	1,226	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Palmer Apartments	6,649	471	4,788	3,926	471	8,714	9,185	6,175	3/31/1980	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Prescott Square	3,541	470	3,867	451	470	4,318	4,788	744	10/29/2004	Bldg-40 Yrs
Garden Apartments									Acquired	Bldg Equip-5/7 Yrs
Baltimore, MD
Sheffield Greens	26,749	3,562	22,292	145	3,562	22,437	25,999	1,255	1/31/2007	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Terrace Apartments	9,897	497	5,377	5,427	497	10,804	11,301	7,495	11/1/1979	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Village Lake	9,088	824	6,858	312	824	7,170	7,994	2,764	10/1/1993	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Puerto Rico Partnerships
Alturas Del Senorial	3,450	345	4,185	661	345	4,846	5,191	3,592	11/17/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Bayamon Garden	9,151	1,153	12,050	1,108	1,153	13,158	14,311	9,250	7/6/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
									Date
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Colinas De San Juan	9,380	900	10,742	1,060	900	11,802	12,702	8,433	3/20/1981	Bldg-40 Yrs
Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
San Juan, PR
De Diego	5,457	601	6,718	903	601	7,621	8,222	5,412	3/20/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR
Escorial Office	8,400	1,596	8,202	478	1,596	8,680	10,276	750	9/1/2005	Bldg-40 Yrs
Building I, Inc.									Constructed	Bldg Equip-5/7 Yrs
Puerto Rico
Jardines De Caparra	6,233	546	5,719	1,892	546	7,611	8,157	5,410	4/1/1980	Bldg-40 Yrs
Highrise Apartments									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR
Monserrate I	6,816	543	10,436	1,965	543	12,401	12,944	9,159	5/1/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
Monserrate II	9,862	731	11,172	1,763	731	12,935	13,666	9,261	1/30/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Carolina, PR
San Anton	4,091	313	3,525	1,805	313	5,330	5,643	4,151	12/10/1974	Bldg-40 Yrs
Highrise Apts.									Acquired	Bldg Equip-5/7 Yrs
Carolina, PR

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(In thousands)

	Initial and Subsequent Costs and Encumbrances				Total Capitalized Costs and Accumulated Depreciation
			Bldgs. &	Subsequent		Bldgs. &		Accumulated	Date Constructed
Description	Encumbrances	Land	Improvements	Costs	Land	Improvements	Total	Depreciation	or Acquired	Depreciable Life
Santa Juana	7,036	487	6,748	995	487	7,743	8,230	5,544	2/8/1980	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Caguas, PR

Torre De Las Cumbres	5,067	466	5,954	735	466	6,689	7,155	4,930	12/6/1979	Bldg-40 Yrs
Highrise Apts.									Constructed	Bldg Equip-5/7 Yrs
Rio Piedras, PR

Valle Del Sol	10,430	992	14,017	876	992	14,893	15,885	9,899	3/15/1983	Bldg-40 Yrs
Highrise and Walk-up Apts.									Constructed	Bldg Equip-5/7 Yrs
Bayamon, PR

Vistas Del Turabo	798	354	2,508	727	354	3,235	3,589	2,130	12/30/1983	Bldg-40 Yrs
Walk-up Apts.									Acquired	Bldg Equip-5/7 Yrs
Caguas, PR
Total Consolidated Properties	276,120	27,189	246,442	42,299	27,189	288,741	315,930	159,202

Unconsolidated Partnerships
Brookside Gardens Apartments	1,241	156	2,487	53	156	2,540	2,696	1,296	11/10/1994	Bldg-40 Yrs
Garden Shared Housing									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD

Lakeside Apartments	1,952	440	3,649	42	440	3,691	4,131	1,138	7/1/1996	Bldg-40 Yrs
Garden Apartments									Constructed	Bldg Equip-5/7 Yrs
St. Charles, MD
Total Unconsolidated Properties	3,193	596	6,136	95	596	6,231	6,827	2,434
Total Properties	$279,313	27,785	252,578	42,394	27,785	294,972	322,757	161,636
(1) Operating real estate shown on the Consolidated Balance Sheets includes real estate assets of $164,352 net of accumulated depreciation of $150,292.
The aggregate cost, net of depreciation and amortization, for federal income tax purposes for U.S. and P.R. properties is $128,693. (Unaudited)

AMERICAN COMMUNITY PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008 AND 2007
(In thousands)

	Consolidated	Unconsolidated
	Partnerships	Partnerships	Total

Real Estate at January 1, 2007	$284,504	$6,824	$291,328
Additions for 2007:
Improvements	31,430	22	31,452
Deductions for 2007:
Dispositions	1,290	22	1,312
Real Estate at December 31, 2007	314,644	6,824	321,468
Additions for 2008:
Improvements	3,337	28	3,365
Deductions for 2008:
Dispositions	2,051	25	2,076
Real Estate at December 31, 2008	$315,930	$6,827	$322,757

Accumulated depreciation at January 1, 2007	$142,458	$2,070	$144,528
Additions for 2007:
Depreciation expense	9,124	206	9,330
Deductions for 2007:
Dispositions	1,290	22	1,312
Accumulated depreciation at December 31, 2007	150,292	2,254	152,546
Additions for 2008:
Depreciation expense	9,705	205	9,910
Impairment	1,256	-	1,256
Deductions for 2008:
Dispositions	2,051	25	2,076
Accumulated depreciation at December 31, 2008	$159,202	$2,434	$161,636

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
The Company had previously reported a significant deficiency that resulted in the conclusion that the Company’s disclosure controls and procedures were not effective.  Since that time, the Company has been taking steps to begin remediation of the significant deficiency.  The Company has appointed a new CEO and CFO in accordance with appropriate policies and has worked to improve communication between senior management and the Board of Trustees.  In addition, the Company has revised its Delegation of Authority policy as part of the implementation of the recommended controls and procedures noted in the June 30, 2008 Form 10-Q.  As part of this process, no new matters have come to our attention that would require additional remediation and we believe that the significant deficiency was fully remediated as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 is not subject to attestation pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report and therefore has not been audited by Ernst & Young LLP.

Changes in Internal Control Over Financial Reporting
Except as discussed above, there have been no other changes during the Company's quarter ended December 31, 2008, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

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
The information required by this Item with respect to Trustees is incorporated by reference to the Company's Proxy Statement under the caption "Election of Trustees" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.
The information required by this Item with respect to the Company’s Audit Committee Financial Expert is incorporated by reference to the Company's Proxy Statement under the caption "Audit Committee Financial Expert" to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

Section 16(A) Beneficial Ownership Reporting Compliance
The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

Code of Ethics
We established a Code of Ethics for Principal Executive Officers and Senior Financial Officers, and a Code of Business Ethics for all Officers and Employees of the Company.  Copies of the codes, and any waivers or amendments to such codes which are applicable to our executive officers or senior financial officers can be requested at no cost by writing to the following address or telephoning us at the following telephone number:

American Community Properties Trust
222 Smallwood Village Center
St. Charles, MD  20602
Attention:  Director of Investor Relations
(301) 843-8600

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement to be filed with the Commission for its Annual Shareholders' Meeting to be held in June 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements

The following consolidated financial statements of American Community Properties Trust are filed as part of this report on Form 10-K under Item 8 - Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007

2.           Financial Statement Schedules

The following financial statement schedule is contained herein:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2008

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                3.           Exhibits

Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit No.	Description of Exhibit	Reference

3.1	Form of Restated Declaration of Trust of the Company	Exhibit 3.1 to Form S-11
3.2	Amended and Restated Bylaws of the Company	Filed herewith
4.1	Form of Common Share Certificate	Exhibit 4.1 to Form S-11

10.1	Employment Agreement, dated May 12, 2004, between Interstate General Properties Limited Partnership S.E. and Jorge Garcia Massuet*	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004
10.2	Form of Consulting Agreement, dated August 24, 1998, between the Company and James J. Wilson*	Exhibit 10.4 to Form S-11
10.3	Employment and Consulting Agreement for Carlos R. Rodriguez *	Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2006
10.4	Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 1, 1998*	Exhibit 10.14 to 1998 Form 10-K
10.5	Amendment to Consulting Agreement between St. Charles Community, LLC and Thomas J. Shafer dated January 28, 2002*	Exhibit 10.15 to 2001 Form 10-K
10.6	Indemnification Agreement between American Community Properties Trust and Antonio Ginorio dated August 30, 2006*	Exhibit 10.1 to Form 8-K filed on August 31, 2006
10.7	Indemnification Agreement between American Community Properties Trust and Thomas S. Condit dated August 30, 2006*	Exhibit 10.2 to Form 8-K filed on August 31, 2006
10.8	Indemnification Agreement between American Community Properties Trust and T. Michael Scott dated August 30, 2006*	Exhibit 10.3 to Form 8-K filed on August 31, 2006
10.9	Indemnification Agreement between American Community Properties Trust and Thomas J. Shafer dated August 30, 2006 *	Exhibit 10.4 to Form 8-K filed on August 31, 2006
10.10
Settlement Agreement dated July 22, 2002 between the County Commissioners of Charles County, Maryland and St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC

Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
10.11	Consent Judgment dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
10.12	Indenture dated July 22, 2002 between St. Charles Associates Limited Partnership, Interstate General Company, St. Charles Community LLC and the County Commissioners of Charles County	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002
10.13	Amended Order to Docket #90 dated July 22, 2002	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.14	Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 17, 1991	Exhibit 10.37 to 2002 Form 10-K
10.15	First Amendment to Certificate of Limited Partnership of Village Lake Apartments Limited Partnership dated May 13, 1992	Exhibit 10.38 to 2002 Form 10-K
10.16	Second Amendment to Certificate and Agreement of Limited Partnership of Village Lake Apartments Limited Partnership dated January 23, 2003	Exhibit 10.39 to 2002 Form 10-K
10.17	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10.40 to 2002 Form 10-K
10.18	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated June 30, 1997	Exhibit 10.41 to 2002 Form 10-K
10.19	Assignment of Partnership Interest and Amendment to the Certificate of Limited Partnership of Coachman's Limited Partnership dated September 28, 2001	Exhibit 10.42 to 2002 Form 10-K
10.20	Third Amendment to Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated January 23, 2003	Exhibit 10.43 to 2002 Form 10-K
10.21	Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10.1 to Form 8-K filed on January 4, 2008
10.22	Development Agreement between St. Charles Community, LLC and Lennar Corporation dated March 4, 2004	Exhibit 10. 2 to Form 8-K filed on January 4, 2008
10.23	First Amendment to Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated June 20, 2006	Exhibit 10.3 to Form 8-K filed on January 4, 2008
10.24	Second Amendment to Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated December 31, 2007	Exhibit 10.4 to Form 8-K filed on January 4, 2008
10.25	Third Amendment to Purchase Agreement between St. Charles Community, LLC and Lennar Corporation dated November 19, 2008	Exhibit 10.1 to Form 8-K filed on November 25, 2008
10.26	Multifamily Note dated October 29, 2004 in the amount of $3,640,000 from Prescott Square, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.47 to Form 10-K for fiscal year ended December 31, 2004
10.27	Multifamily Note dated October 29, 2004 in the amount of $12,550,000 from Owings Chase, LLC to Prudential Multifamily Mortgage, Inc.	Exhibit 10.48 to Form 10-K for fiscal year ended December 31, 2004
10.28	Deed of Trust Note for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005
10.29	Deed of Trust for Sheffield Greens Apartments, LLC payable to GMAC Commercial Mortgage Bank for principal sum of $27,008,400 dated August 11, 2005	Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2005
10.30	Security Agreement signed on August 11, 2005 between Sheffield Greens Apartment, LLC and GMAC Commercial Mortgage Bank	Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2005
10.31	Legal Description attached to the survey entitled “Plat of Survey, Sheffield Greens Apartments” dated August 10, 2005	Exhibit 10.4 to Form 10-Q for quarter ended September 30, 2005
10.32	Lease, dated as of September 1, 2006, by and between the Company and Caribe Waste Technologies, Inc.	Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2006
10.33	Deed of Trust Note for New Forest Apartments, LLC Payable to Wells Fargo Bank, N.A. for principal sum of $23,000,000 dated November 1, 2007	Exhibit 10.33 to 2006 Form 10-K
10.34	Employment Agreement, dated September 26, 2008, between the Company and Steve Griessel*	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008
10.35	Consulting Agreement, dated December 2, 2008, between the Company and Edwin L. Kelly*	Filed herewith
10.36	Deed of Trust for Gleneagles Apartments, LLC Payable to Capmark Finance, Inc. for principal sum of $25,045,200 dated January 28, 2009	Filed herewith
10.37	Security Agreement signed on January 28, 2009 between Gleneagles Apartments, LLC and Capmark Finance, Inc.	Filed herewith
21	List of Subsidiaries of American Community Properties Trust	Filed herewith
23	Consent of Independent Registered Public Accounting Firm 233	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
*Denotes management agreement or compensatory plan or arrangement.

(b)	Exhibits See 15(a) 3, above.

(c)	Financial Statement Schedules See 15(a) 2, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)
Dated: March 31, 2009	By: /s/ Stephen K. Griessel
Stephen K. Griessel Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2009	By: /s/ Matthew M. Martin
Martin M. Martin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Wilson J. Michael Wilson	Chairman and Trustee	March 31, 2009
/s/ Stephen K. Griessel Stephen K. Griessel	Chief Executive Officer and Trustee	March 31, 2009
/s/ Matthew M. Martin Matthew M. Martin	Chief Financial Officer	March 31, 2009
/s/ Thomas J. Shafer Thomas J. Shafer	Trustee	March 31, 2009
/s/Michael Williamson Michael Williamson	Trustee	March 31, 2009
/s/ Antonio Ginorio Antonio Ginorio	Trustee	March 31, 2009
/s/ Donald J. Halldin Donald J. Halldin	Trustee	March 31, 2009
/s/ Thomas E. Green Thomas E. Green	Trustee	March 31, 2009
/s/ Ross B. Levin Ross B. Levin	Trustee	March 31, 2009