Form 10-Q
period 2009-03-31
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2009-05-21
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________
Commission file number 1-14369

AMERICAN COMMUNITY PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-2058165 (I.R.S. Employer Identification No.)
222 Smallwood Village Center
St. Charles, Maryland  20602
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
Yes /x/                      No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes /x/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  / /  Accelerated filer  / /   Non-accelerated filer  / /    Smaller Reporting Company /x/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  / /    No  /x/

As of May 1, 2009, there were 5,229,954 common shares outstanding.

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
MARCH 31, 2009

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)
(Unaudited)
	2009	2008
Revenues
Rental property revenues	$8,494	$8,401
Community development-land sales	531	1,046
Homebuilding-home sales	-	2,244
Management and other fees, substantially all from related entities	63	68
Reimbursement of expenses related to managed entities	297	381
Total revenues	9,385	12,140

Expenses
Rental property operating expenses	3,732	3,825
Cost of land sales	446	903
Cost of home sales	13	1,717
General, administrative, selling and marketing	2,337	2,358
Depreciation	1,257	1,446
Expenses reimbursed from managed entities	297	381
Total expenses	8,082	10,630

Operating Income	1,303	1,510

Other income (expense)
Interest and other income	103	174
Equity in earnings from unconsolidated entities	97	168
Interest expense	(2,835)	(2,472)

Loss before benefit for income taxes	(1,332)	(620)
Benefit for income taxes	(1,169)	(196)

Loss from continuing operations	(163)	(424)
Income from discontinued operations
(less applicable income taxes of $369,000 and ($208,000), respectively)	766	390

Consolidated net income (loss)	603	(34)
Less: Net income attributable to noncontrolling interest	773	1,159
Net loss attributable to ACPT	$(170)	$(1,193)

Loss per common share – Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.08)
Discontinued operations, attributed to ACPT shareholders	0.06	0.07
Loss attributable to noncontrolling interest	(0.06)	(0.22)
Loss applicable to common shareholders	$(0.03)	$(0.23)
Weighted average common shares outstanding:
Basic and Diluted	5,225	5,211
Cash dividends per common share	$-	$-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of March 31, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
ASSETS:
Investments in real estate, at cost:
Operating real estate, net of accumulated depreciation
of $79,717 and $79,379, respectively	$82,835	$82,918
Land and development costs	96,549	96,266
Condominiums under construction	1,755	1,745
Rental projects under construction or development	10,037	4,564
Investments in real estate, net	191,176	185,493

Property and related assets held for sale	94,097	93,628

Cash and cash equivalents	19,595	24,035
Restricted cash and escrow deposits	10,869	9,500
Investments in unconsolidated real estate entities	5,544	5,121
Receivable from bond proceeds	3,777	2,052
Accounts receivable, net	862	992
Deferred tax assets	25,839	28,540
Property and equipment, net of accumulated depreciation	868	898
Deferred charges and other assets, net of amortization of
$3,611 and $2,764, respectively	5,703	4,934
Total Assets	$358,330	$355,193

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$171,654	$168,221
Recourse debt	39,838	39,416
Accounts payable and accrued liabilities	20,605	19,553
Deferred income	145	200
Accrued current income tax liability	13,809	14,754
Liabilities related to assets held for sale	111,925	111,812
Total Liabilities	357,976	353,956

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 6)

SHAREHOLDERS’ EQUITY
ACPT’s shareholders equity:
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares issued and outstanding
as of March 31, 2009 and December 31, 2008	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	18,254	18,144
Retained earnings	(16,649)	(16,479)
Total ACPT shareholders’ equity	1,281	1,341
Noncontrolling interests	(927)	(104)
Total Shareholders’ Equity	354	1,237
Total Liabilities and Shareholders’ Equity	$358,330	$355,193
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	ACPT Shareholders’ Equity
	Common Shares			Additional		Non-	Total
		Par	Treasury	Paid-in	Retained	Controlling	Shareholders’
	Number	Value	Stock	Capital	Earnings	Interest	Equity

Balance December 31, 2008	5,229,954	$52	$(376)	$18,144	$(16,479)	$(104)	$1,237
Net income attributable to ACPT	-	-	-	-	(170)	-	(170)
Net income attributable to noncontrolling interests	-	-	-	-	-	773	773
Dividends paid to noncontrolling interests	-	-	-	-	-	(1,596)	(1,596)
Equity Compensation	-	-	-	110	-	-	110
Balance March 31, 2009 (unaudited)	5,229,954	$52	$(376)	$18,254	$(16,649)	$(927)	$354
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands)
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Consolidated net income (loss)	$603	$(34)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,284	2,597
(Benefit) provision for deferred income taxes	201	(508)
Equity in earnings from unconsolidated entities	(97)	(168)
Distribution of earnings from unconsolidated entities	151	168
Cost of land sales	446	903
Cost of home sales	13	1,717
Write-down of assets	750	-
Stock based compensation expense	118	36
Amortization of deferred loan costs	205	219
Changes in accounts receivable	151	790
Additions to community development assets	(4,360)	(6,491)
Homebuilding-construction expenditures	(23)	(65)
Change in deferred income	(55)	(60)
Change in other assets	1,020	901
Changes in accounts payable, accrued liabilities	656	(2,924)
Net cash provided by (used in) operating activities	1,063	(2,919)

Cash Flows from Investing Activities
Investment in rental property construction	(1,842)	(341)
Change in investments - unconsolidated entities	(477)	7
Net deposits to restricted cash	(903)	25
Additions to rental operating properties, net	(820)	(759)
Net purchase of other assets	(1,552)	(54)
Net cash used in investing activities	(5,594)	(1,122)

Cash Flows from Financing Activities
Cash proceeds from debt financing	5,047	118
Payment of debt	(3,239)	(956)
County Bonds proceeds, net of undisbursed funds	(121)	3,297
Payments of distributions to noncontrolling interests	(1,596)	(1,121)
Net cash provided by financing activities	91	1,338
Net Decrease in Cash and Cash Equivalents	(4,440)	(2,703)
Cash and Cash Equivalents, Beginning of Period	24,035	24,912
Cash and Cash Equivalents, End of Period	$19,595	$22,209
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

American Community Properties Trust (“ACPT”) is a self-managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding.  ACPT’s operations are primarily concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through its U.S. subsidiaries, American Rental Properties Trust ("ARPT"), American Rental Management Company ("ARMC "), American Land Development, Inc. ("ALD") and their subsidiaries and its Puerto Rican subsidiary, IGP Group Corp. ("IGP Group").

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

The Company is in discussions with lenders to refinance or extend certain debt that is scheduled to mature in the near term.  The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  The Company has one line of credit and one non-recourse mortgage that mature in 2009.

In Puerto Rico, a $10,000,000 credit facility, with an outstanding balance of $5,207,000 as of March 31, 2009, matures on August 31, 2009.   The Company anticipates that the balance outstanding on this facility will be approximately $8,300,000 as of August 31, 2009.   While the Company will seek to refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  Interstate General Properties Limited Partnership S.E. (“IGP”), another subsidiary of the Company, provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of a default, the lender’s sole recourse is to foreclose on the property.  An event of default on this facility will not affect any other debt facility held by the Company. The collateral to support the line of credit consists of approximately 500 acres of land, which has a cost basis of $11,500,000 at March 31, 2009.  This property generates rental revenue of approximately $228,000 annually for a quarry site.  The property is also in the planning stages to be developed as the Company’s second planned community in Puerto Rico.

Also in Puerto Rico, the Company had a mortgage balance which was set to mature on April 30, 2009 but has been extended to May 31, 2009 as the Company completes the renewal of the related property’s Housing Assistance Program (“HAP”) contract.  As of March 31, 2009, the balance due was $6,739,500.  Should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property, which has a cost basis of $3,462,000 at March 31, 2009.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

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

The Company’s investments in entities that it does not control are recorded using the equity method of accounting.  Refer to Note 5 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Interim Financial Reporting

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008.  The operating results for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Sales, Profit Recognition and Cost Capitalization

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” community development land sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.  Under the provisions of SFAS 66, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Accordingly we recognize revenues and costs upon settlement with the homebuyer which does not occur until after we receive use and occupancy permits for the building.

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

Impairment of Long-Lived Assets and Adjustments to Assets Held for Sale

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

       Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized while classified as held for sale. Fair value of asets held for sale is based on estimated future cash flows, which includes expected proceeds to be received. ACPT recognizes a loss for any initial or subsequent write-down to fair value less costs to sell and recognizes a gain for any subsequent increase in fair value less costs to sell, up to the cumulative loss previously recognized. During the first quarter of 2009, ACPT recognized a loss on write-down to fair value less cost to sell of $750,000 related to the revaluation of the Baltimore properties. Subsequent to the first quarter but prior to the issuance of the quarterly report for the period ended March 31, 2009, the Company ceased negotiations with the one buyer who was intent to purchase multiple properties due to excessive re-trading. Accordingly, the broker is now looking to individual buyers with compressed pricing for the properties that were grouped together as a disposal group as of December 31, 2008. As a result, the Company revised its estimated sales values determined though discussions with our broker, which represent Level 3 inputs under the fair value hierarchy in SFAS No. 157, “Fair Value Measurements”, and an asset write-down was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value less costs to sell.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate that an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There were no impairment charges for the three months ended March 31, 2009 and 2008 related to its completed real estate projects.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less. Restricted cash and escrow deposits include funds held in restricted escrow accounts used for maintenance and capital improvements with the approval of the U.S. Department of Housing and Urban Development (“HUD”) and/or the State Finance Agency.  The account also includes tenant security deposits as well as deposits collected within our homebuilding operations as well as funds in an escrow account that are restricted for the repayment of the Charles County bonds.

As of March 31, 2009, the Company had cash and cash equivalents of $19,595,000 and $10,869,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $10,962,000 of cash located within multifamily apartment entities, over which the Company does not have direct control.  Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies.  For two of our Puerto Rico partnerships, the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable Financing Agency.

Depreciable Assets and Depreciation

The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods;
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method;
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life; and
●	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate

The table below presents the major classes of depreciable assets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009 (Unaudited)	December 31, 2008

Building	$142,381	$141,917
Building improvements	1,180	1,463
Equipment	6,980	6,912
	150,541	150,292
Less: Accumulated depreciation	79,717	79,379
	70,824	70,913
Land	12,011	12,005
Operating properties, net	$82,835	$82,918

Other Property and Equipment

In addition, the Company owned other property and equipment of $890,000 and $920,000, net of accumulated depreciation of $2,620,000 and $2,553,000, respectively, as of March 31, 2009 and December 31, 2008, respectively.  These balances include $22,000 which has been reallocated to property and related assets held for sale.

Depreciation

Total depreciation expense was $1,257,000 and $2,597,000 for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2008, $1,151,000 has been reclassified as discontinued operations.

Impact of Recently Adopted Accounting Standards

        In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with the FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

        On December 4, 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests are now reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.   The Company adopted SFAS 160 on January 1, 2009.  The effect of adoption was a reclassification of Minority Interest, historically shown in liabilities, to a new line item, Noncontrolling Interests, included in shareholders’ equity, and the reclassification of Minority Interest from Retained Earnings as it represented distributions and losses in excess of basis.  See Note 4 for further information regarding the effect of adoption of SFAS 160.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The Company adopted SFAS 141R on January 1, 2009 and did not have a material impact.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. See Note 5 for the required disclosures.

Impact of Recently Issued Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands the fair value disclosure requirements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to include interim periods, and amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information in interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted under certain circumstances.  We do not anticipate this FSP will have a material effect on our financial statements.

(4)	ADOPTION OF SFAS 160

The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net income that would have been attributed to the Company’s shareholders for the three months ended March 31, 2009, had the provisions of Accounting Research Bulletin No. 51, prior to their amendment by SFAS 160 been applied (in thousands, except per unit amounts):

Loss from continuing operations	$(851)
Loss from discontinued operations	(914)

Net loss attributable to ACPT’s shareholders	$(1,765)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations	$(0.16)
Loss from discontinued operations	(0.17)

Net loss attributable to the ACPT’s shareholders	$(0.33)

(5)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".  For entities that are considered variable interest entities under FIN 46(R), the Company performs an assessment to determine the primary beneficiary of the entity as required by FIN 46(R) based on a probability weighted cash flow analysis.  The Company accounts for variable interest entities in which the Company is not a primary beneficiary and does not bear a majority of the risk of expected loss in accordance with the equity method of accounting.

Apartment Partnerships

The unconsolidated apartment partnerships as of March 31, 2009 and 2008 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $242,000 and $231,000 and for Lakeside of $148,000 and $165,000 as of March 31, 2009 and December 31, 2008, respectively.  All amounts are fully reserved and, accordingly, represented zero of the Company’s investments in unconsolidated real estate entities for the periods presented.  Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.  The Company’s involvement with Brookside and Lakeside has not had a material affect on the Company’s financial position, financial performance and cash flows.

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

Land Development/Homebuilding Joint Ventures

In October 2008, the Company entered into an agreement with Surrey Homes, LLC (“Surrey Homes”) to contribute $2,000,000 over the next year in exchange for a 50% ownership interest of the Series A Units.  During the fourth quarter of 2008 and the first quarter of 2009, ACPT contributed $1,000,000 with the remainder to be contributed during the second and third quarters of 2009.  Surrey Homes’ business model is focused on providing affordable quality homes with the lowest ongoing cost of maintenance through energy efficiency and other green initiatives.  Surrey Homes is establishing itself as a low overhead, lot option home builder.

We have determined that our investment in Surrey Homes is a variable interest entity under FIN 46(R); however, we are not required to consolidate the partnership as the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  In accordance with SOP 78-9 and APB No. 18, this investment is accounted for under the equity method, and as of March 31, 2009 and December 31, 2008, represented $935,000 and $489,000 of the Company’s investments in unconsolidated real estate entities, respectively.  The Company is exposed to total losses consisting of our cumulative initial investment of $1,000,000.  Other than funding the equity investment, the Company’s involvement in Surrey Homes has not materially affected the Company’s financial position, financial performance and cash flows.

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

	Apartment	Commercial
	Properties	Property	Homebuilding	Total
	(in thousands)
Summary of Financial Position
Total Assets
March 31, 2009	$4,751	$27,374	$2,914	$35,039
December 31, 2008	4,781	27,005	2,478	34,264
Total Non-Recourse Debt
March 31, 2009	3,104	22,375	-	25,479
December 31, 2008	3,123	22,380	-	25,503
Total Other Liabilities
March 31, 2009	980	450	30	1,460
December 31, 2008	960	153	-	1,113
Total Equity
March 31, 2009 (2)	667	4,549	2,884	8,100
December 31, 2008 (2)	698	4,472	2,478	7,648
Company's Investment, net (1)
March 31, 2009	-	4,609	935	5,544
December 31, 2008	-	4,632	489	5,121

Summary of Operations
Total Revenue
Three Months Ended March 31, 2009	210	859	11	1,080
Three Months Ended March 31, 2008	208	896	-	1,104
Net Income (Loss)
Three Months Ended March 31, 2009	(31)	422	(117)	274
Three Months Ended March 31, 2008	(35)	456	-	421
Company's recognition of equity in Earnings (Loss)
Three Months Ended March 31, 2009	-	151	(54)	97
Three Months Ended March 31, 2008	-	168	-	168

Summary of Cash Flows
Cash flows from operating activities
Three Months Ended March 31, 2009	61	799	(87)	773
Three Months Ended March 31, 2008	5	919	(6)	918
Company's share of cash flows from
operating activities
Three Months Ended March 31, 2009	1	362	(43)	320
Three Months Ended March 31, 2008	-	416	(3)	413
Operating cash distributions
Three Months Ended March 31, 2009	-	344		344
Three Months Ended March 31, 2008	-	387	-	387
Company's share of operating
cash distributions
Three Months Ended March 31, 2009	-	174		174
Three Months Ended March 31, 2008	-	176	-	176

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.
(2)
In December 2007, the Company made a $300,000 equity contribution to Lakeside which was used by Lakeside to pay an equal portion of the Development Fee owed to the Company.  The Company both contributed and received the cash, and accordingly, the Company did not recognize fee income nor change its investment balance in Lakeside.

(6)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at March 31, 2009 and December 31, 2008 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	March 31,	December 31,
	From/To	From/To	2009	2008
			(Unaudited)
Recourse Debt
Community Development (a)(b)(c)(d)	04-15-09/03-01-23	3.25%/8%	$39,662	$39,232
General obligations (e)	06-01-09/03-13-12	Non-interest
		bearing/8.55%	176	184
Total Recourse Debt			39,838	39,416

Non-Recourse Debt (f)(g)
Investment Properties	12-01-13/07-01-50	4.95%/6.9%	171,654	168,221
Held for Sale – Non-Recourse Debt	05-31-09/09-13-19	5.95%/10%	107,454	107,899
Total Non-Recourse Debt			279,108	276,120
Total Debt			$318,946	$315,536

a.
As of March 31, 2009, $26,835,000 of the community development recourse debt is owed to Charles County Commissioners and relates to the general obligation bonds issued by the Charles County government, with 15 year amortization of maturities with the earliest in June, 2019, as described in detail under the heading "Financial Commitments" in Note 6.  As of March 31, 2009, the Company has a receivable balance related to the bonds of $3,776,000.

b.
On April 14, 2006, the Company closed a three year, $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The loan bears interest at Prime plus 1.25% (4.5% at March 31, 2009) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  As of March 31, 2009, $4,371,000 was outstanding on the Revolver.

c.
Land Development Associates, S.E (“LDA”) has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (3.51% as of March 31, 2009) and matures on August 31, 2009.  The facility is to be used to fund the development of infrastructure of Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on March 31, 2009, was $5,207,000.

d.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (3.25% at March 31, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of March 31, 2009, $3,249,000 was outstanding under this facility leaving $351,000 available to fund completion of the building.

e.
The general recourse debt outstanding as of March 31, 2009, is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f.
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of March 31, 2009, approximately $73,366,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

g.
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

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of March 31, 2009, the Company is in compliance with all but one of its financial covenants and the other provisions of its loan agreements.  As of March 31, 2009, the Company failed to meet the Minimum Net Worth restriction at the ACPT level as tangible net worth was $354,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

Financial Commitments

Pursuant to an agreement reached between ACPT and the Charles County Commissioners in 2002, the Company agreed to accelerate the construction of two major roadway links to the Charles County (the "County") road system.  As part of the agreement, the County agreed to issue general obligation public improvement bonds (the “Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar Corporation (“Lennar”) as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in 15 years.  Under the terms of Bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal to the County based on the full amount of the Bonds; as such, the Company recorded the full amount of the debt and a receivable from the County representing the remaining Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment.  The County and the Lennar agreement require ACPT to fund an escrow account from lot sales to be used to repay the principal portion of these Bonds.

In August 2005, the Company signed a memorandum of understanding ("MOU") with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  In return, the County agreed to issue $12,000,000 of general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008 and $2,000,000 in March 2009.  These bonds bear interest rates ranging from 4.9% to 8%, for a blended rate of 5.3%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

During 2006, the Company reached an agreement with the County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.

As of March 31, 2009, ACPT has purchased $18,089,000 of surety bonds for the completion of land development projects with Charles County with maturity dates ranging from June 13, 2009 to May 14, 2010; substantially all of which are for the benefit of the Charles County Commissioners.

Consulting Agreements and Severance Arrangements

ACPT entered into a consulting agreement with Carlos Rodriguez, the former Executive Vice President and Chief Executive Officer for IGP, a wholly owned Puerto Rico subsidiary of ACPT, effective July 1, 2008.  Under the terms of the Consulting Agreement, the Company will pay Mr. Rodriguez $100,000 per year through June 2010.  Payments under this consulting agreement were fully accrued as of December 31, 2008.

On October 1, 2008, Mr. Edwin L. Kelly notified the Company that he would retire as the Company’s President and Chief Operating Officer effective December 1, 2008.  Pursuant to his employment agreement, Mr. Kelly received a severance payment of $1,500,000.  The Company has also agreed to enter into a consulting agreement with Mr. Kelly providing compensation for his services at a rate of $10,000 per month, for an initial term of one year.  Payments under this consulting agreement were fully accrued as of December 31, 2008.

Gleneagles Construction Contract

          On January 28, 2009, the Company completed the initial closing of a 6.9 percent, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in St. Charles' Fairway Village.  As of March 31, 2009, the balance on the loan was $4,019,000.  The Company has entered into a construction contract of $18,291,000 to complete this property.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of March 31, 2009, ACPT has guaranteed $39,663,000 of such debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.   We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

There have been no material changes to the legal proceedings previously disclosed in our Annual Report on the Form 10-K for the three months ended March 31, 2009.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Three Months Ended
		March 31,
		2009	2008
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$10	$10

Rental Property Revenues	(B)	$--	$15

Interest and Other Income
Unconsolidated real estate entities with third party partners		$2	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$(4)	$(22)
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		104	104
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, Chairman		(4)	(5)
Consulting Fees
James J. Wilson, IGC Chairman and Director	(B1)	--	50
Thomas J. Shafer, Trustee	(B2)	5	15
		$101	$142

BALANCE SHEET:		Balance	Balance
		March 31,	December 31,
		2009	2008
Other Assets
Receivables - All unsecured and due on demand
Unconsolidated Subsidiaries		$4	$10
Affiliate of J. Michael Wilson, Chairman		6	2
Total		$10	$12

Additional Paid-in Capital	(B3)	$13	$562

(A)	Management and Other Services

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
3)
A primary shareholder of the Company agreed in principle to provide the Company’s Chief Executive Officer with the economic benefit of 185,550 shares of their common stock as of October 1, 2008. According to SFAS 123(R), any share-based payments awarded to an employee of the reporting entity by a related party for services provided to the entity are share-based payment transactions under SFAS123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity.  Therefore, in essence, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its employee in exchange for services rendered.   The Company recognized $13,000 in compensation expense in the three months ended March 31, 2009 related to this grant.

(9)	INCOME TAXES

ACPT’s subsidiaries, ARMC, ALD and ARPT, are subject to federal and state income tax.  ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.

The United States effective tax rates for the three months ended March 31, 2009 and 2008 were 50% and 22%, respectively.  The statutory rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2008 was primarily due to  a relatively small net loss reported, the related benefit for which, was partially offset by accrued taxes and penalties on uncertain tax position

The effective tax rates on the Puerto Rico source income for the three months ended March 31, 2009 and 2008 were 24%, and 33%, respectively.  The statutory rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the three months ended March 31, 2009, was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized and as a result of the pending sale, a basis adjustment to Company’s investment in the Puerto Rican apartment properties.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

The total amount of unrecognized tax benefits as of March 31, 2009, was $14,359,000.  Included in the balance at March 31, 2009, were $46,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at December 31, 2008	$15,543
Change attributable to tax positions taken during a prior period	(1,184)
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	-
Unrecognized tax benefit at March 31, 2009	$14,359

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  Our Consolidated Statements of Income for the quarters ended March 31, 2009 and 2008, included interest expense of $336,000 and $335,000, respectively and penalties of ($8,000) and $24,000, respectively.  Our Consolidated Balance Sheets as of March 31, 2009 and 2008, included accrued interest of $4,553,000 and $3,149,000, respectively and accrued penalties of $1,106,000 and $1,109,000, respectively.

The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2005 through 2008 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2004 through 2008 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $576,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

(10)	HELD FOR SALE ASSETS

A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale.  Depreciation is suspended during the period the property is held for sale.  During the first quarter of 2009, the Company executed purchase agreements for the sale of three of the five U.S. apartment properties in Baltimore, Maryland for $29,200,000 (Owings Chase, Milford I and Milford II).  However, these agreements have been terminated due to excessive re-trading by the potential buyers.  The Company is in the process of working with their broker to identify new buyers for these properties.  Related to the other two Baltimore properties, Nottingham and Prescott, the Company has subsequently executed purchase agreements totaling $6,598,000.  The Company intends to sell all five of these properties and accordingly, believes that held for sale presentation is appropriate.

Also, in the first quarter of 2009, the Company executed a definitive agreement to sell the Puerto Rico apartment properties for $14,300,000.  The definitive agreement is subject to customary closing conditions, including the ability of the purchaser to obtain financing, and we anticipate closing on the sale of these properties in the second or third quarter of 2009.  The assets, liabilities, and results of operations for IGP comprise the Puerto Rican Real Estate Operating segment.

In accordance with SFAS No. 144, the carrying values of the Baltimore and Puerto Rican Properties’ assets and related liabilities have been classified as “held for sale” on the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008. As of March 31, 2009, the major classes of assets included in assets held for sale are $72,747,000 in investments in real estate, $10,633,000 in restricted cash and escrow balances, and $3,504,000 in deferred charges and other assets.  Liabilities related to assets held for sale includes $107,454,000 in non-recourse debt.

In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of operations.  The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2009 and 2008.

	2009	2008
Revenues
Rental property revenues	$7,166	$6,997
Management and other fees	121	120
Total revenues	7,287	7,117

Expenses
Rental property operating expenses	3,451	3,513
General, administrative, selling, and marketing	260	512
Write-down of assets	750	-
Depreciation expense	27	1,151
Total expenses	4,488	5,176

Operating Income	2,799	1,941

Other expense
Interest expense	(1,664)	(1,759)
Income before provision (benefit) for income taxes	1,135	182
Provision (benefit) for income taxes	369	(208)
Income from discontinued operations	766	390
Noncontrolling interest in consolidated entities	(467)	(1,155)
Income (loss) from discontinued operations attributable to ACPT	$299	$(765)

(11)	SEGMENT INFORMATION

In the first quarter of 2009, ACPT operated in two principal lines of business: Operating Real Estate and Land Development.  The Operating Real Estate segment is comprised of ACPT’s investments in rental properties and property management services; whereas, the Land Development segment is comprised of ACPT’s community development and homebuilding services.  This represents a change from ACPT’s historical financial reporting practice of evaluating the company solely based on geographical location.  During the fourth quarter of 2008, the Company had a change in senior management.   The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss.  Segment net operating income is generally defined as segment revenues less direct segment operating expenses.  Management is now evaluating the Company based on its operating lines of business, Operating Real Estate and Land Development.  While ACPT continues to report operating results on a consolidated basis, it also now reports separately the operating results of its two lines of business.  The Company has reclassified its segment presentation for 2008 to include the results of these segments.   The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating Real Estate

The Operating Real Estate segments in the U.S. and Puerto Rico are comprised of investments in rental properties and property management services.  The Operations are managed through ARPT, ARMC, and IGP, a wholly owned subsidiary of IGP Group Corp., which is a wholly owned subsidiary of ACPT.  ARPT and its subsidiaries hold the general and limited partnership interests in our U.S. Operating Real Estate apartment property portfolio.  The apartment properties are individually organized into separate entities.  ARPT's ownership in these entities ranges from 0.1% to 100%.  The U.S. Operating Real Estate operations also include the management of apartment properties in which we have an ownership interest and one apartment property owned by a third party in 2008.  Effective March 1, 2009, ARMC no longer manages the rental community not owned by ACPT. During the first quarter of 2009, the Company decided to sell five of its U.S. apartment properties located in Baltimore, Maryland (Nottingham and Prescott, Owings Chase, Milford I and Milford II) and is currently working with a broker to complete the five Baltimore transactions.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.

	For the three months ended
U.S. Operating Real Estate:	March 31, 2009	March 31, 2008

Operating revenues	$8,294	$8,296
Operating expenses	3,587	3,675
Net operating income	4,707	4,621
Management and other fees, substantially all from related entities	32	38
General, administrative, selling and marketing	(381)	(338)
Depreciation	(1,159)	(1,351)
Operating income	3,199	2,970
Other expense	(2,089)	(1,935)
Income before provision for income taxes	1,110	1,035
Provision for income taxes	53	500
Income from continuing operations	1,057	535
Discontinued operations	(596)	(184)
Net income	$461	$351

	As of	As of
U.S. Operating Real Estate Balance Sheet:	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$76,502	$75,120

Cash and cash equivalents	7,550	7,008
Restricted cash and escrow deposits	8,666	6,996
Deferred tax assets	7,800	7,576
Deferred charges and other assets, net of amortization	54,746	53,048
Property and related assets, held for sale	36,806	37,498
Total Assets	$192,070	$187,246

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$163,278	$159,822
Recourse debt	254	257
Other liabilities	8,693	6,589
Accrued income tax liability-current	(723)	(1,047)
Liabilities related to assets held for sale	31,358	31,310
Total Liabilities	202,860	196,931
Total Shareholders' Equity	(10,790)	(9,685)
Total Liabilities and Shareholders' Equity	$192,070	$187,246

    The Puerto Rican Operating Real Estate operations, via IGP, provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, and home-owner associations related to our planned communities.  IGP also provides management services for our homebuilding and community development operations. IGP holds the ownership interests in the Puerto Rico Apartments and two commercial properties.  The Puerto Rico apartments are organized into separate partnerships and receive HUD subsidies.  IGP's ownership in these partnerships ranges from 1% to 52.5%.  IGP's ownership in the commercial properties ranges from 28% to 100%.  During the first quarter of 2009, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.

	For the three months ended
Puerto Rican Operating Real Estate:	March 31, 2009	March 31, 2008

Operating revenues	$200	$105
Operating expenses	151	156
Net operating income	49	(51)
Management and other fees, substantially all from related entities	38	37
General, administrative, selling and marketing	(254)	(267)
Depreciation	(57)	(57)
Operating income	(224)	(338)
Other expense	(190)	(201)
Loss before (benefit) provision for income taxes	(414)	(539)
(Benefit) provision for income taxes	(366)	271
Loss from continuing operations	(48)	(810)
Discontinued operations	1,362	574
Net income (loss)	$1,314	$(236)

	As of	As of
Puerto Rican Operating Real Estate Balance Sheet:	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate	$9,467	$9,524

Cash and cash equivalents	7,083	6,825
Restricted cash and escrow deposits	122	103
Investments in unconsolidated real estate entities	6,127	6,818
Deferred charges and other assets, net of amortization	10,469	12,353
Property and related assets, held for sale	57,291	56,129
Total Assets	$90,559	$91,752

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$8,376	$8,400
Other liabilities	7,713	6,800
Accrued income tax liability-current	(222)	(1)
Liabilities related to assets held for sale	80,566	80,502
Total Liabilities	96,433	95,701
Total Shareholders' Equity	(5,874)	(3,949)
Total Liabilities and Shareholders' Equity	$90,559	$91,752

Land Development

The Land Development Operation involves community development and homebuilding services in the U.S. and Puerto Rico.  The Operations are managed through ALD and LDA.  ALD and its subsidiary comprise the U.S. Land Development operations and own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land.  We also remain open to construction and acquisition of additional properties that will add value to our existing investment assets.

	For the three months ended
U.S. Land Development Operations:	March 31, 2009	March 31, 2008
Operating revenues
Community development - land sales	$531	$1,046
Operating expenses
Cost of land sales	446	903
General, administrative, selling and marketing	1,017	771
Depreciation	1	1
Total expenses	1,464	1,675
Operating loss	(933)	(629)
Other expense	(652)	(678)
Loss before benefit for income taxes	(1,585)	(1,307)
Benefit for income taxes	(690)	(882)
Net loss	$(895)	$(425)

	As of	As of
U.S. Land Development Balance Sheet:	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate	$84,952	$81,821

Cash and cash equivalents	4,900	10,140
Restricted cash and escrow deposits	2,082	2,399
Deferred tax assets	18,644	19,151
Deferred charges and other assets, net of amortization	4,674	1,129
Total Assets	$115,252	$114,640

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$35,807	$37,542
Other liabilities	12,048	13,383
Payable to U.S. operating real estate segment	42,990	38,305
Accrued income tax liability-current	14,605	15,803
Total Liabilities	105,450	105,033
Total Shareholders' Equity	9,802	9,607
Total Liabilities and Shareholders' Equity	$115,252	$114,640

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

	For the three months ended
Puerto Rican Land Development Operations:	March 31, 2009	March 31, 2008
Operating revenues
Homebuilding – home sales	$-	$2,244
Operating expenses
Cost of home sales	13	1,717
General, administrative, selling and marketing	98	95
Total expenses	111	1,812
Operating (loss) income	(111)	432
Other income	147	269
Income before provision for income taxes	36	701
Provision for income taxes	-	-
Net income	$36	$701

	As of	As of
Puerto Rican Land Development Balance Sheet:	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate	$21,819	$20,310

Cash and cash equivalents	62	61
Restricted cash and escrow deposits	-	3
Investments in unconsolidated real estate entities	14,451	14,234
Deferred charges and other assets, net of amortization	56	63
Total Assets	$36,388	$34,671

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$5,207	$4,327
Accounts payable and accrued liabilities	11,753	10,967
Total Liabilities	16,960	15,294
Total Shareholders' Equity	19,428	19,377
Total Liabilities and Shareholders' Equity	$36,388	$34,671

Corporate

The Company’s Corporate segment consists of the general and administrative expenses necessary to operate as a public company.  These costs have not been allocated to the apartment rental and land development divisions.

The following tables reconcile the segment reporting to the financial statements.

For the three months ended March 31, 2009:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,415	$5,216	$3,199	$(2,089)	$1,110	$53	$1,057	$(596)	$461
P.R.	446	670	(224)	(190)	(414)	(366)	(48)	1,362	1,314
Total Operating Real Estate	8,861	5,886	2,975	(2,279)	696	(313)	1,009	766	1,775
Land Development
U.S.	531	1,464	(933)	(652)	(1,585)	(690)	(895)	-	(895)
P.R.	-	111	(111)	147	36	-	36	-	36
Total Land Development	531	1,575	(1,044)	(505)	(1,549)	(690)	(859)		(859)
Corporate	-	897	(897)	375	(522)	49	(571)	-	(571)
Intersegment	(7)	(276)	269	(226)	43	(215)	258	-	258
	$9,385	$8,082	$1,303	$(2,635)	$(1,332)	$(1,169)	$(163)	$766	$603

For the three months ended March 31, 2008:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,458	$5,488	$2,970	$(1,935)	$1,035	$500	$535	$(184)	$351
P.R.	399	737	(338)	(201)	(539)	271	(810)	574	(236)
Total Operating Real Estate	8,857	6,225	2,632	(2,136)	496	771	(275)	390	115
Land Development
U.S.	1,046	1,675	(629)	(678)	(1,307)	(882)	(425)	-	(425)
P.R.	2,244	1,812	432	269	701	-	701	-	701
Total Land Development	3,290	3,487	(197)	(409)	(606)	(882)	276	-	276
Corporate	-	1,223	(1,223)	210	(1,013)	(201)	(812)	-	(812)
Intersegment	(7)	(305)	298	205	503	116	387	-	387
	$12,140	$10,630	$1,510	$(2,130)	$(620)	$(196)	$(424)	$390	$(34)

As of March 31, 2009:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$76,502	$155,264	$254	$163,278	$171,502
P.R.	9,467	33,268		8,376	15,867
Total Operating Real Estate	85,969	188,532	254	171,654	187,369
Land Development
U.S.	84,952	115,252	35,807	-	105,450
P.R.	21,819	36,388	5,207	-	16,960
Total Land Development	106,771	151,640	41,014	-	122,410
Corporate	-	(2,099)	-	-	149
Intersegment	(1,564)	(73,840)	(1,430)	-	(63,877)
Held for sale	-	94,097	-	-	111,925
	$191,176	$358,330	$39,838	$171,654	$357,976

As of December 31, 2008:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$75,120	$149,748	$257	$159,822	$165,621
P.R.	9,524	35,623		8,399	15,199
Total Operating Real Estate	84,644	185,371	257	168,221	180,820
Land Development
U.S.	81,821	114,640	37,542	-	105,033
P.R.	20,310	34,671	4,327	-	15,294
Total Land Development	102,131	149,311	41,869	-	120,327
Corporate	-	12,663	-	-	-
Intersegment	(1,282)	(85,780)	(2,710)	-	(59,003)
Held for Sale	-	93,628	-	-	111,812
	$185,493	$355,193	$39,416	$168,221	$353,956

(12)	SUPPLEMENTAL CASH FLOW INFORMATION

Interest and income taxes paid were as follows for the three months ended March 31 (in thousands):

	2009	2008

Interest paid, net of amounts capitalized of $471,000 and $701,000.	$4,734	$3,747
Income taxes paid	$16	$5

PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This Quarterly Report on Form 10-Q contains various “forward-looking statements.”  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates” or anticipates” or the negative of these words and phrases or similar words or phrases.  Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1of this Quarterly Report on Form 10-Q.

GENERAL

ACPT is a self managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding through its consolidated subsidiaries.  In the first quarter of 2009, ACPT operated in two principal lines of business, Operating Real Estate and Land Development, and conducted its operations in both the United States and Puerto Rico.

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

EXECUTIVE SUMMARY OF FIRST QUARTER 2009 RESULTS

Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.

For the three months ended March 31, 2009, our consolidated rental revenues increased $93,000, or 1%, to $8,494,000 as compared to $8,401,000 for the three months ended March 31, 2008.  The increase was primarily attributable to overall rent increases at comparable properties in both the United States and Puerto Rico offset by an increase in vacancies. Consolidated net operating income (“NOI”), defined as rental property revenues less rental property operating expenses, is the primary performance measure we use to assess the results of our operations.  We provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP.  As such, it should not be considered an alternative to net income as an indication of our operating performance.  ACPT’s NOI increased $186,000, or 4%, to $4,762,000 during the three months ended March 31, 2009 as compared to $4,576,000 for the three months ended March 31, 2008.  This represents ACPT’s annual rent increase of 3% and the impact of our costs saving initiatives implemented in 2008.

Community development land sales for the three months ended March 31, 2009 decreased $515,000, or 50%, to $531,000 as compared to $1,046,000 for the three months ended March 31, 2008.   The Company sold one commercial parcel in the first quarter of 2009.  Residential land sales, currently sourced from the U.S. Land Development segment, result in large part from a sales agreement with Lennar Corporation (“Lennar”).  No lots were sold in the first quarter of 2009 as compared to 11 lots during the same period of 2008.

There were no home sales for the three months ended March 31, 2009 as compared to $2,244,000 for the three months ended March 31, 2008.  The Company closed 9 units during the first quarter of 2008.

The Company pools its overhead costs, including accounting, human resources, office management, technology and executive office costs, and allocates those costs to its segments based on percentages of management’s allocated time.  General, administrative, selling and marketing costs company-wide for the three months ended March 31, 2009, decreased $21,000, or 1%, to $2,337,000 as compared to $2,358,000 for the three months ended March 31, 2008.  The decrease in the first quarter of 2009 was the result of the reorganization and costs saving initiatives implemented in the fourth quarter of 2008 offset in part by increased legal and accounting costs as well as accruals for stock based compensation issued to the Chief Executive Officer and non-employee Trustees.

       During the first quarter of 2009, the Company decided to sell the five U.S. apartment properties in Baltimore, Maryland and is currently working with a broker to complete the five Baltimore transactions.  In addition, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.   In accordance with SFAS No. 144, the carrying value of the Baltimore and Puerto Rican Properties’ assets have been classified as “held for sale” on the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008, and the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income.  Depreciation is suspended during the period the property is held for sale.

ACPT recognized a loss on write-down of fair value less costs to sell of $750,000 in the first quarter of 2009 related to the Baltimore properties currently classified as held for sale.  Subsequent to the first quarter but prior to the issuance of the quarterly report for the period ended March 31, 2009, the Company ceased negotiations with the one buyer who was intent to purchase multiple properties due to excessive re-trading.  Accordingly, the broker is now looking to individual buyers with compressed pricing for the properties that were grouped together as a disposal group as of December 31, 2008.  As a result, the Company revised its estimated sales values and determined that an impairment charge was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value.

On a consolidated basis, the Company reported net loss attributable to ACPT of $170,000 for the three months ended March 31, 2009.  The net loss included a total benefit for income taxes of $800,000 of which $1,169,000 tax benefit related to losses before discontinued operations and $369,000 tax provision was included in discontinued operations.  As a result, the total consolidated effective tax rate attributable to ACPT was approximately 83%.  The total consolidated effective rate was impacted by the change in the deferred tax asset valuation allowance and accrued taxes and penalties related to uncertain tax positions.  For further discussion of these items, see “Results of Operations-Provisions for Income Taxes – Provision for (Benefit from) Income Taxes” and Note 9 of our Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations.  The preparation of financial statements in conformity with GAAP in the United States requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements.  Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the three months ended March 31, 2009, there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company.  It compares the components of the results of operations of the Company by segment for the three months ended March 31, 2009 and 2008 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results.  This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K.

OPERATING REAL ESTATE

         For the three months ended March 31, 2009, our Operating Real Estate line of business generated $4,762,000 of net operating income compared to $4,576,000 of net operating income generated by that line of business for the same period in 2008.  Additional information and analysis of the U.S. Operating Real Estate and Puerto Rican Operating Real Estate operations can be found in the tables below.

U.S. Operating Real Estate Operations
	For the three months ended
	March 31, 2009	March 31, 2008
Operating revenues	$8,294	$8,296
Operating expenses	3,587	3,675
Net operating income	4,707	4,621
Management and other fees, substantially all from related entities	32	38
General, administrative, selling and marketing	(381)	(338)
Depreciation	(1,159)	(1,351)
Operating income	3,199	2,970
Other expenses	(2,089)	(1,935)
Income before provision for income taxes	1,110	1,035
Provision for income taxes	53	500
Income from continuing operations	1,057	535
Discontinued operations	(596)	(184)
Consolidated net income	$461	$351

Depreciation	1,159	1,623
FFO	$1,620	$1,974

NOI increased $86,000, or 2%, to $4,707,000 during the three months ended March 31, 2009 as compared to $4,621,000 for the three months ended March 31, 2008.  As described below, the increase in NOI is due to an overall decrease in rental property operating expenses due to management’s cost saving initiatives.

        Rental Property Revenues and Operating Expenses

For the three months ended March 31, 2009, rental property revenues remained consistent from the same period in 2008.   For the first quarter of 2009, this was the result of annual rent increases offset by an increase in vacancies.

Rental property operating expenses decreased $88,000, or 2%, for the three months ended March 31, 2009 to $3,587,000 compared to $3,675,000 for the same period of 2008.  The overall decrease in rental property operating expenses was primarily the result of management’s cost saving initiatives with significant decreases in spending on salaries and benefits, repairs and maintenance, office expenses, and snow removal.

        General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $43,000, or 13%, to $381,000 during the three months ended March 31, 2009, as compared to $338,000 for the same period in 2008.  Overall, general and administrative expenses decreased.  However, this increase was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

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

Depreciation

Depreciation decreased $192,000, or 14%, for the three months ended March 31, 2009 to $1,159,000 compared to $1,351,000 for the same period of 2008.  A depreciation catch-up adjustment was recorded in the first quarter of 2008 related to the Sheffield Green apartments.

Interest Expense

For 2009 and 2008, interest expense primarily consisted of interest incurred on the non-recourse debt from our investment properties.  Interest expense decreased $194,000, or 7%, to $2,684,000 for the three months ended March 31, 2009, as compared to $2,878,000 for the same period in 2008.  The decrease in interest expense resulted from routine amortization of our loans.

Discontinued Operations

Discontinued operations decreased by $412,000 to $(596,000) for the three months ended March 31, 2009 compared to ($184,000) for the same period of 2008.   The increase was primarily the result of the loss on write-down to fair value less costs to sell of $750,000 and ceasing the recording of depreciation expense on the Baltimore properties which are classified as discontinued operations in the first quarter of 2009.  In 2008, these properties had $273,000 in depreciation expenses.

Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial measure that we believe, when considered with the financial statements prepared in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property.  FFO is defined as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

FFO decreased $354,000, or 18%, to $1,620,000 for the three months ended March 31, 2009 compared to $1,974,000 for the same period in 2008.  The decrease was driven by the impact of the loss on write-down to fair value less costs to sell, a decrease in rental property operating expense, and a decrease in the income tax provision, related to the deferred tax valuation adjustment.

Puerto Rican Operating Real Estate Operations
	For the three months ended
	March 31, 2009	March 31, 2008
Operating revenues	$200	$105
Operating expenses	151	156
Net operating income (loss)	49	(51)
Management and other fees, substantially all from related entities	38	37
General, administrative, selling and marketing	(254)	(267)
Depreciation	(57)	(57)
Operating loss	(224)	(338)
Other expense	(190)	(201)
Loss before provision for income taxes	(414)	(539)
(Benefit) provision for income taxes	(366)	271
Loss from continuing operations	(48)	(810)
Discontinued operations	1,362	574
Consolidated net income (loss)	$1,314	$(236)

Depreciation	83	934
FFO	$1,397	$698

Net Operating Income

NOI increased $100,000, or 196%, to $49,000 during the three months ended March 31, 2009 as compared to ($51,000) for the three months ended March 31, 2008.  With the Puerto Rican apartment properties classified as held for sale in the first quarter of 2009, the Puerto Rican Operating Real Estate Operations consists of the Puerto Rico commercial rental property in the community of Parque Escorial, known as Escorial Building One.   The Company has leased approximately 76% of the building.  The increase in the NOI is the result of an increase in leasing of this building.

Rental Property Revenues and Operating Expenses

Rental property revenues increased $95,000, or 90%, to $200,000 for the three months ended March 31, 2009 compared to $105,000 for the same period of 2008.  The increase in our rental property revenues was the result of an increase in leasing of Escorial Building One.

Rental property operating expenses decreased $5,000, or 3%, to $151,000 for the three months ended March 31, 2009 compared to $156,000 for the same period of 2008.  The slight decrease in operating expenses was a result of management’s cost savings initiatives implemented in 2008.

General, Administrative, Selling and Marketing Expenses

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses decreased $13,000, or 5%, to $254,000 during the three months ended March 31, 2009, as compared to $267,000 for the same period in 2008.  The decrease was primarily due to a decrease in overall corporate overhead expenses while the corporate allocation percentage remained consistent.  See “Results in Operations – Corporate.”

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

Interest Expense

For the three months ended March 31, 2009, interest expense decreased $47,000, or 17%, to $227,000 as compared to $274,000 for the same period in 2008.  The decrease in interest expense resulted from routine amortization of our loans.

Discontinued Operations

Discontinued operations increased $788,000, or 137%, to $1,362,000 for the three months ended March 31, 2009 compared to $574,000 for the same period in 2008.  The increase was primarily driven by ceasing the recording of depreciation expense on the Puerto Rican apartment properties which are classified as discontinued operations in the first quarter of 2009.  In 2008, these properties had $841,000 in depreciation expenses.  In addition, general and administrative expenses related to discontinued operations decreased by $252,000 or 49%, and rental property operating expenses decreased by $81,000, or 3%, during the first quarter of 2009 as compared to the first quarter 2008.  Offsetting these decreases was a shift in the provision for income taxes.

Funds from Operations

FFO increased $699,000, or 100%, to $1,397,000 for the three months ended March 31, 2009 compared to $698,000 for the same period in 2008.  The increase was driven by the fluctuations in the provision for income taxes.    Refer to Note 9 of our Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

LAND DEVELOPMENT

For the three months ended March 31, 2009, our Land Development line of business generated $1,044,000 of operating losses compared to $197,000 of operating losses generated by the line of business for the same period in 2008.  This line of business includes both land and home sales for our U.S. and Puerto Rican operations. Additional information and analysis of the U.S and Puerto Rican Land Development operations can be found below.

U.S. Land Development Operations
	For the three months ended
	March 31, 2009	March 31, 2009
Operating revenues
Community development - land sales	$531	$1,046
Operating expenses
Cost of land sales	446	903
General, administrative, selling and marketing	1,017	771
Depreciation	1	1
Total expenses	1,464	1,675
Operating losses	(933)	(629)
Other expenses	(652)	(678)
Loss before benefit for income taxes	(1,585)	(1,307)
Benefit for income taxes	(690)	(882)
Net loss	$(895)	$(425)

Community Development Land Sales Revenue

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Community development land sales revenue decreased $515,000, or 49%, to $531,000 for the three months ended March 31, 2009 compared to $1,046,000 for the three months ended March 31, 2008.  The decrease is primarily the result of no residential lots being delivered to Lennar, offset by an increase in the commercial land sales.  The Company sold 1.85 commercial acres in 2009 compared to 0.99 commercial acres in 2008.

Residential Land Sales

For the three months ended March 31, 2009, no lots were delivered to Lennar.  During the three months ended March 31, 2008, we delivered three single-family lots and eight town home lots to Lennar, resulting in the recognition of revenues of $78,000 per single family lot and $68,000 per town home lot plus $2,600 per lot of water and sewer fees, road fees and other off-site fees.  The total revenue recognized at initial settlement was $807,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, we also recognized $26,000 of additional revenue for lots that were previously sold to Lennar.  This additional revenue was based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales

For the three months ended March 31, 2009, we sold 1.85 commercial acres in St. Charles, Maryland for $450,000 compared to 0.99 commercial acres of land in St. Charles, Maryland for $184,000 for the three months ended March 31, 2008.  The sale in 2009 was within the Town Center North development.

Gross Margin on Land Sales

The gross margin on land sales was 16% for the three months ended March 31, 2009 as compared to 14% for the three months ended March 31, 2008.  Our gross margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales. The commercial margins for 2009 and 2008 were impacted by increases in the costs of constructing the boardwalk on the restaurant park in St. Charles, Maryland, as the actual bid proposals received in 2007 were higher than the engineer’s expected cost.

General, Administrative, Selling and Marketing

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $246,000, or 32%, to $1,017,000 during the three months ended March 31, 2009 as compared to $771,000 for the same period of 2008.  Overall, general and administrative expenses decreased.  However, this increase was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

Puerto Rican Land Development Operations
	For the three months ended
	March 31, 2009	March 31, 2008
Operating revenues
Homebuilding – home sales	$-	$2,244
Operating expenses
Cost of home sales	13	1,717
General, administrative, selling and marketing	98	95
Total expenses	111	1,812
Operating (loss) income	(111)	432
Other income	147	269
Income before provision for income taxes	36	701
Provision for income taxes	-	-
Net income	$36	$701

Community Development Land Sales

There were no community development land sales during the three months ended March 31, 2009 and 2008.

Homebuilding

For the three months ended March 31, 2009, homebuilding revenues decreased $2,244,000, or 100%, as there were no condominium sales in the first quarter of 2009.  Within the Torres del Escorial, Inc. project, nine units were sold during 2008 at an average selling price of approximately $249,000.  As of March 31, 2009, six units within the Torres del Escorial, Inc. project remain available for sale.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  There was no change in general, administrative, selling and marketing expenses for the three months ended March 31, 2009 as compared to the same period in 2008.    See “Results of Operations – Corporate.”

Interest Expense

For the three months ended March 31, 2009, interest expense decreased $30,000, or 55%, to $25,000 as compared to $55,000 for the same period in 2008.  The decrease in interest expense is attributable to a decrease in deferred financing costs.

CORPORATE - Results of Operations:

The Company pools its overhead costs, including accounting, human resources, office management and technology as well as corporate and other executive office costs, by geographical location as it is more effective for allocating to the Company’s lines of business.  Corporate costs are allocated to the operating segments quarterly based on a percentage of management’s estimated usage of time.  The amount of general and administrative expenses allocated to the Corporate Segment decreased by $299,000, or 34%, for the first quarter 2009 as compared to the same period of 2008.  The decrease was driven by efforts to cut general and administrative expenses as well as certain fluctuations in the amount of costs allocated to the operating segments.  The allocation percentages fluctuate based on the resources and oversight required to operate that segment.

Total general, administrative, selling and marketing costs decreased $21,000, or 1%, to $2,337,000 for the three months ended March 31, 2009 as compared to $2,358,000 for the same period in 2008.  In the U.S., these costs remained consistent at approximately $2,203,000 in both quarters and in Puerto Rico, these costs decreased $21,000, or 14%, to $134,000 in 2009 from $155,000 in 2008.

In the U.S., the Company noted decreases in salaries and benefits as a result of the reorganization in the fourth quarter of 2008 as well as decreases in vehicle expenses, donations, and dues and subscriptions as a result of management’s cost saving initiatives.  However, these decreases were offset by noted increases in audit, accounting, and legal fees related to year-end audit overruns and the sales of the Baltimore and Puerto Rico Apartment properties as well as increases in accruals for stock based compensation issued to the Chief Executive Officer and non-employee Trustees.  From the first quarter of 2008 to the first quarter of 2009, there was also a slight shift in the allocation of corporate expenses increasing the Land Development segment’s allocation by 4% while decreasing the Operating Real Estate segment by the same.  This shift is primarily related to the method by which the Company allocates overhead.

The 14% decrease in the Puerto Rican overhead is primarily attributable to a decrease in salaries and benefits as a result of the reorganization in the fourth quarter of 2008.

INCOME TAXES

Provision for (Benefit from) Income Taxes

United States

The effective tax rates for the three months ended March 31, 2009 and 2008 were 50% and 22%, respectively.  The statutory rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2008 was primarily due to  a relatively small net loss reported, the related benefit for which, was partially offset by accrued taxes and penalties on uncertain tax position

Puerto Rico

The effective tax rates for the three months ended March 31, 2009 and 2008 were 24%, and 33%, respectively.  The statutory rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the three months ended March 31, 2009, was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized and as a result of the pending sale, a basis adjustment to company’s investment in the Puerto Rico apartment properties.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the three months ended March 31, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

As of March 31, 2009, the Company had cash and cash equivalents of $19,595,000 and $10,869,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $10,962,000 of cash located within multifamily apartment entities, and over which the Company does not have direct control.  ACPT receives surplus cash distributions as well as management fees from these entities.  As of March 31, 2009, the Company had corporate available funds of $8,633,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Operating Activities	$1,063	$(2,919)
Investing Activities	(5,594)	(1,122)
Financing Activities	91	1,338
Net Decrease in Cash	$(4,440)	$(2,703)

Operating Activities

     For the three months ended March 31, 2009, operating activities provided $1,063,000 of cash flows compared to $2,919,000 of cash flows used in operating activities for the three months ended March 31, 2008.  The $3,982,000 increase in cash flows provided by operating activities primarily resulted from a reduction of $2,131,000 in additions to our community development assets.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully under "Results of Operations," as well as other changes in our receivables and payables.

Investing Activities

     For the three months ended March 31, 2009, net cash used in investing activities was $5,594,000 compared to $1,122,000 for the same period of 2008.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments.  The $4,472,000 increase in the cash used in investing activities between periods was primarily the result of the investment in the construction of Gleneagles Apartments and the quarterly investment of $500,000 in Surrey Homes.  In addition, restricted cash increased by $928,000 related to escrow deposits recorded as part of the HUD construction agreement for Gleneagles Apartments and cash used related to changes in other assets increased $1,498,000 primarily related to other assets and prepayments related to the Gleneagles construction project.

Financing Activities

     For the three months ended March 31, 2009, net cash provided by financing activities was $91,000 as compared to $1,338,000 for the three months ended March 31, 2008.  This decrease in cash provided by financing activities was primarily the result of the net differences in the timing of and increases in mortgage amounts for properties refinanced, differences in county bond proceeds, dividends to shareholders and debt curtailment from sales between the three months ended March 31, 2009 and 2008.  The increase in cash proceeds from debt refinancing relates to the construction of Gleneagles while the increase in debt payments relates to the payments against the line of credit.

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

Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $12,618,000 of infrastructure projects, all of which are eligible to be funded by County bond proceeds, either through existing bond receivables or future issuances.  The Company expects to incur $2,622,000 of this development over the next 12 months.  Further, as the Company nears completion of several significant Charles County Roads Projects, $2,528,000 of retention and open payables as of March 31, 2009 will be required to be funded, of which $1,351,000 is eligible for bond funding.   These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of the Company’s available cash flows.

On July 22, 2008, the Company signed a construction contract for $5,960,000 for site development related to the infrastructure of Hilltop Phase I for the future construction of 220 condominium units in Parque Escorial.  This work is currently in process and as of March 31, 2009, Puerto Rico planning and development activities had a remaining commitment of $2,487,000, all of which is expected to be incurred over the next nine months.  Our $10,000,000 credit facility, which matures on August 31, 2009, will be used to fund these expenditures.

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

In August 2005, the Company signed a Memorandum of Understanding (“MOU”) with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and will house a planned entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008 and $2,000,000 in March 2009.  These bonds bear interest rates ranging from 4.9% to 8%, for a blended rate of 5.3%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  As of March 31, 2009, $3,776,000 of these bond proceeds were recorded as a receivable and available to fund the related infrastructure.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

In December 2006, the Company reached an agreement with the County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005, through the last draw made by the Company.  For the three months ended March 31, 2009 and 2008, the Company recognized $11,000 and $32,000 of interest income on these escrowed funds, respectively.

On April 14, 2006, the Company closed a three-year $14,000,000 revolving line of credit loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The Revolver bears interest at Prime plus 1.25% (4.25% at March 31, 2009) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  As of March 31, 2009, $4,371,000 was outstanding on the this facility which is scheduled to be repaid quarterly as follows:  second quarter payment of $1,300,000 on June 30, 2009; third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2009; and the remaining balance of approximately $571,000 in the first quarter of 2010.  Under the terms of this Revolver, the Company is required to comply with certain financial covenants, including a minimum net worth covenant.  As of March 31, 2009, the Company failed to meet the minimum net worth covenant at the ACPT level as tangible net worth was $354,000.  The Company received a waiver of this covenant for the period through March 31, 2010.  The failure to meet this covenant did not impact any other debt agreements.

On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at the Prime Rate (3.25% at March 31, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of March 31, 2009, $3,249,000 was outstanding under this facility leaving $351,000 available to fund completion of the building.  As of March 31, 2009, the building was substantially complete.

Recourse Debt - Puerto Rican Land Development Operations

Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a $10,000,000 recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of March 31, 2009.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (3.51% at March 31, 2009) and matures on August 31, 2009.  The facility is currently being used to fund the development of infrastructure in Parque Escorial, specifically the development of our Hilltop project, as well as Parque El Comandante.  The outstanding balance of this facility on March 31, 2009 was $5,207,000.  As of August 31, 2009, the Company anticipates that the balance outstanding on this facility will be approximately $8,300,000.   While the Company will seek to finance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of default, the lender’s sole recourse is to foreclose on the property.

Non-Recourse Debt - U.S. Operating Real Estate Operations

As more fully described in Note 5 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of March 31, 2009, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA").  Material changes during 2008 to the non-recourse debt consists of newly acquired debt and the refinancing of existing debt.  There were no significant changes to our non-recourse debt obligations for our U.S. Operating Real Estate Operations during the three months ended March 31, 2009.

Non-Recourse Debt - Puerto Rican Operating Real Estate Operations

As more fully described in Note 5 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of March 31, 2009, approximately 1% of this debt is secured by the FHA.

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

Also in Puerto Rico, the Company had a mortgage balance which was set to mature on April 30, 2009 but has been extended to May 31, 2009 as the Company completes the renewal of the related property’s Housing Assistance Program contract.  As of March 31, 2009, the balance due was $6,739,500.  Should the Company be unable to negotiate or refinance with acceptable terms, the sole collateral for this mortgage is the Monserrate Associates apartment property, which has a cost basis of $3,462,000 at March 31, 2009.  This property generated approximately $2,700,000 of revenue and $400,000 of pre-tax income in 2008.

There were no other significant changes to our non-recourse debt obligations for our Puerto Rican Operating Real Estate Operations during the three months ended March 31, 2009.

Purchase Obligations and Other Contractual Obligations

In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment projects in St. Charles, Maryland, costs associated with our land development contracts for the County’s road projects and the development of our land in U.S. and Puerto Rico.  Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns.  Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.  In the first quarter of 2009, the Company continued its development activity within the master planned communities in St. Charles and Puerto Rico.

As of March 31, 2009, as required by the provisions of FIN 48, the Company has $15,465,000 recorded as FIN 48 accrued income tax liabilities and $4,553,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

In October 2008, the Company entered into an agreement with Surrey Homes to contribute $2,000,000 over the next year in exchange for a 50% ownership interest in Surrey Homes.  As of March 31, 2009, the Company is committed to contributing $1,000,000 during the second and third quarters of 2009.

ITEM 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2009, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the Securities Exchange Commission is recorded, processed, summarized and reported on a timely basis.

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

See the information under the heading "Legal Matters" in Note 7 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.	RISK FACTORS

There has been no material change in the Company’s risk factors from those outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits
10.1	Amended and Restated Employment Agreement, dated May 14, 2009, between the Company and Stephen K. Griessel
31.1	Rule 13a-14(a)/15d-14(a) Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: May 21, 2009	By:	/s/ Stephen Griessel
Stephen Griessel Chief Executive Officer

Dated: May 21, 2009	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Financial Officer