Form 10-Q
period 2009-06-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2009-08-14
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  / /    No  /x/

As of August 1, 2009, there were 5,229,954 common shares outstanding.

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
JUNE 30, 2009

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)
	2009	2008
Revenues
Rental property revenues	$17,172	$16,879
Community development-land sales	3,529	5,997
Homebuilding-home sales	-	2,982
Management and other fees, substantially all from related entities	110	140
Reimbursement of expenses related to managed entities	544	762
Total revenues	21,355	26,760

Expenses
Rental property operating expenses	7,473	7,718
Cost of land sales	2,644	4,725
Cost of home sales	20	2,300
General, administrative, selling and marketing	4,393	5,046
Depreciation	2,525	2,748
Expenses reimbursed from managed entities	544	762
Total expenses	17,599	23,299

Operating Income	3,756	3,461

Other income (expense)
Interest and other income	206	362
Equity in earnings from unconsolidated entities	206	331
Interest expense	(5,505)	(4,996)

Loss before benefit for income taxes	(1,337)	(842)
Benefit for income taxes	(1,029)	(275)

Loss from continuing operations	(308)	(567)
Income from discontinued operations
(less applicable income taxes of $617 and ($275), respectively)	2,288	517

Consolidated net income (loss)	1,980	(50)
Less: Net income attributable to noncontrolling interest	1,292	1,321
Net income (loss) attributable to ACPT	$688	$(1,371)

Income (loss) per common share – Basic and Diluted
Loss from continuing operations	$(0.06)	$(0.11)
Discontinued operations	0.44	0.10
Income attributable to noncontrolling interest	(0.25)	(0.25)
Income (loss) applicable to common shareholders	$0.13	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	5,223	5,212
Cash dividends per common share	$-	$-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)
(Unaudited)
	2009	2008
Revenues
Rental property revenues	$8,677	$8,478
Community development-land sales	2,998	4,951
Homebuilding-home sales	-	738
Management and other fees, substantially all from related entities	47	72
Reimbursement of expenses related to managed entities	247	381
Total revenues	11,969	14,620

Expenses
Rental property operating expenses	3,740	3,893
Cost of land sales	2,198	3,822
Cost of home sales	8	583
General, administrative, selling and marketing	2,056	2,714
Depreciation	1,267	1,277
Expenses reimbursed from managed entities	247	381
Total expenses	9,516	12,670

Operating Income	2,453	1,950

Other income (expense)
Interest and other income	103	188
Equity in earnings from unconsolidated entities	109	163
Interest expense	(2,670)	(2,524)

Loss before provision (benefit) for income taxes	(5)	(223)
Provision (benefit) for income taxes	140	(102)

Loss from continuing operations	(145)	(121)
Income from discontinued operations (less applicable income taxes of $249 and ($44), respectively)	1,522	105

Consolidated net income (loss)	1,377	(16)
Less: Net income attributable to noncontrolling interest	519	162
Net income (loss) attributable to ACPT	858	(178)

Earnings (loss) per share –Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.29	0.03
Income attributable to noncontrolling interest	(0.10)	(0.03)
Income (loss) applicable to common shareholders	$0.16	$(0.03)

Weighted average shares outstanding:
Basic and diluted	5,223	5,213
Cash dividends per share	$-	$-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of June 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
ASSETS:
Investments in real estate, at cost:
Operating real estate, net of accumulated depreciation
of $82,672 and $79,379, respectively	$80,374	$82,918
Land and development costs	97,741	96,266
Condominiums under construction	1,794	1,745
Rental projects under construction or development	15,204	4,564
Investments in real estate, net	195,113	185,493

Property and related assets held for sale	96,937	93,628

Cash and cash equivalents	20,508	24,035
Restricted cash and escrow deposits	11,546	9,500
Investments in unconsolidated real estate entities	5,989	5,121
Receivable from bond proceeds	2,622	2,052
Accounts receivable, net	845	992
Deferred tax assets	26,112	28,540
Property and equipment, net of accumulated depreciation	800	898
Deferred charges and other assets, net of amortization of
$3,643 and $2,764, respectively	4,834	4,934
Total Assets	$365,306	$355,193

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$173,736	$168,221
Recourse debt	39,043	39,416
Accounts payable and accrued liabilities	20,959	19,553
Deferred income	144	200
Accrued current income tax liability	14,334	14,754
Liabilities related to assets held for sale	115,005	111,812
Total Liabilities	363,221	353,956

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 6)

SHAREHOLDERS’ EQUITY
ACPT’s shareholders equity:
Common shares, $.01 par value, 10,000,000 shares authorized,
5,229,954 shares issued and outstanding
as of June 30, 2009 and December 31, 2008	52	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	18,608	18,144
Retained deficit	(15,791)	(16,479)
Total ACPT shareholders’ equity	2,493	1,341
Noncontrolling interests	(408)	(104)
Total Shareholders’ Equity	2,085	1,237
Total Liabilities and Shareholders’ Equity	$365,306	$355,193
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	ACPT Shareholders’ Equity
	Common Shares			Additional		Non-	Total
		Par	Treasury	Paid-in	Retained	Controlling	Shareholders’
	Number	Value	Stock	Capital	Deficit	Interest	Equity

Balance December 31, 2008	5,229,954	$52	$(376)	$18,144	$(16,479)	$(104)	$1,237
Net income attributable to ACPT	-	-	-	-	688	-	688
Net income attributable to noncontrolling interests	-	-	-	-	-	1,292	1,292
Dividends paid to noncontrolling interests	-	-	-	-	-	(1,596)	(1,596)
Equity Compensation	-	-	-	464	-	-	464
Balance June 30, 2009 (unaudited)	5,229,954	$52	$(376)	$18,608	$(15,791)	$(408)	$2,085
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(In thousands)
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Consolidated net income (loss)	$1,980	$(50)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,525	5,042
(Benefit) provision for deferred income taxes	749	(419)
Equity in earnings from unconsolidated entities	(206)	(331)
Distribution of earnings from unconsolidated entities	319	331
Cost of land sales	2,644	4,725
Cost of home sales	20	2,300
Write-down of assets	842	-
Stock based compensation expense	464	100
Amortization of deferred loan costs	414	440
Changes in accounts receivable	53	594
Additions to land and development costs	(7,750)	(12,890)
Additions to condominiums under construction	(69)	(127)
Change in deferred income	(56)	(126)
Change in deferred charges and other assets	1,496	1,213
Changes in accounts payable, accrued liabilities	(2,000)	(1,811)
Net cash provided by (used in) operating activities	1,425	(1,009)

Cash Flows from Investing Activities
Investment in rental projects under construction or development	(4,192)	(1,206)
Change in investments - unconsolidated entities	(981)	19
Net deposits to restricted cash	(2,598)	(1,228)
Additions to operating real estate, net	(1,790)	(1,567)
Net purchase of other assets	(1,725)	(100)
Net cash used in investing activities	(11,286)	(4,082)

Cash Flows from Financing Activities
Cash proceeds from debt financing	12,886	1,292
Payment of debt	(5,543)	(1,911)
County Bonds proceeds, net of undisbursed funds	587	4,176
Payments of distributions to noncontrolling interests	(1,596)	(1,247)
Net cash provided by financing activities	6,334	2,310
Net Decrease in Cash and Cash Equivalents	(3,527)	(2,781)
Cash and Cash Equivalents, Beginning of Period	24,035	24,912
Cash and Cash Equivalents, End of Period	$20,508	$22,131

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

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

In Puerto Rico, a $10,000,000 credit facility, with an outstanding balance of $6,128,000 as of June 30, 2009, matures on August 31, 2009.   The Company anticipates that the balance outstanding on this facility will be approximately $8,300,000 as of August 31, 2009.   While the Company will seek to extend this loan and ultimately refinance it into a construction loan for the development of residential condominiums, the current state of the credit market may prevent these plans from occurring.  Interstate General Properties Limited Partnership S.E. (“IGP”), another subsidiary of the Company, provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of a default, the lender’s sole recourse is to foreclose on the property.  An event of default on this facility will not affect any other debt facility held by the Company. The collateral to support the line of credit consists of approximately 500 acres of land, which has a cost basis of $11,650,000 at June 30, 2009.  This property generates rental revenue of approximately $204,000 annually for a quarry site.  The property is also in the planning stages to be developed as the Company’s second planned community in Puerto Rico.

On June 30, 2009, the Company successfully refinanced the existing mortgage on the Monserrate Associates apartment property.  The new mortgage for $10,920,000 is a 58-month term loan, with an amortization schedule of 25 years, maturing on April 30, 2014.  The loan bears interest at prime plus 300 basis points (6.25% as of June 30, 2009), with a balloon payment of $10,055,000 at the maturity date.  The refinancing generated net cash of approximately $4,000,000, which is currently being set aside in accordance with the provisions of the Company’s IGP LP sale agreement.  The proceeds from this refinance will benefit the purchasers of IGP LP.

As a result of the Company’s existing commitments and the downturn in the residential real estate market, the Company expects to use its resources conservatively in 2009.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset sales, and new financing are expected to meet financial commitments for the next twelve months.  However, there are no assurances that these funds will be generated.  Even without refinancing or extending existing loans, the Company believes that it has sufficient liquidity to satisfy its obligations as they come due, with the exception of the Puerto Rico debt discussed above.

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

Interim Financial Reporting

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008.  The operating results for the six and three months ended June 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized while classified as held for sale. Fair value of assets held for sale is based on estimated future cash flows, which includes expected proceeds to be received. ACPT recognizes a loss for any initial or subsequent write-down to fair value less costs to sell and recognizes a gain for any subsequent increase in fair value less costs to sell, up to the cumulative loss previously recognized. During the six months ended June 30, 2009, ACPT recognized a loss on write-down to fair value less cost to sell of $838,000 related to the revaluation of the Baltimore properties.   The Company has binding agreements for three of the five properties (Nottingham, Milford I and II) subject to loan assumption and has recently re-listed Owings Chase and Prescott Square. As a result, the Company revised its estimated sales values determined though discussions with our broker, which represent Level 3 inputs under the fair value hierarchy in SFAS No. 157, “Fair Value Measurements”, and an asset write-down was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value less costs to sell.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize a charge to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate that an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There were no impairment charges for the six months ended June 30, 2009 and 2008.

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

As of June 30, 2009, the Company had cash and cash equivalents of $20,508,000 and restricted cash of $11,546,000.  Included in the Company’s cash and cash equivalents is $15,199,000 of cash located within multifamily apartment entities, over which the Company does not have direct control.  Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies.  For two of our Puerto Rico partnerships, the regulatory agreements also require that if cash from operations exceeds the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the applicable Financing Agency.

Depreciable Assets and Depreciation

The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods;
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method;
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life; and
•	Maintenance and other repair costs are charged to operations as incurred

Operating Real Estate

The table below presents the major classes of depreciable assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Building	$142,678	$141,917
Building improvements	2,678	1,463
Equipment	5,740	6,912
	151,096	150,292
Less: Accumulated depreciation	82,672	79,379
	68,424	70,913
Land	11,950	12,005
Operating properties, net	$80,374	$82,918

Other Property and Equipment

In addition, the Company owned other property and equipment of $822,000 and $920,000, net of accumulated depreciation of $2,648,000 and $2,553,000, respectively, as of June 30, 2009 and December 31, 2008, respectively.  These balances include $22,000 which has been reallocated to property and related assets held for sale.

Depreciation

Total depreciation expense was $2,525,000 and $5,042,000 for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2008, $2,319,000 has been reclassified as discontinued operations. Total depreciation expense was $1,267,000 and $2,445,000 for the three months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2008, $1,168,000 has been reclassified as discontinued operations.

Impact of Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with the FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests are now reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.   The Company adopted SFAS 160 on January 1, 2009.  The effect of adoption was a reclassification of Minority Interest, historically shown in liabilities, to a new line item, Noncontrolling Interests, included in shareholders’ equity, and the reclassification of Minority Interest from Retained Deficit as it represented distributions and losses in excess of basis.

The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net income that would have been attributed to the Company’s shareholders for the six and three months ended June 30, 2009, had the provisions of Accounting Research Bulletin No. 51, prior to their amendment by SFAS 160 been applied (in thousands, except per unit amounts):

	Six Months	Three Months
(Loss) income from continuing operations	$(996)	$(145)
Income from discontinued operations	89	1,003
Pro forma net (loss) income attributable to ACPT’s shareholders	$(907)	$858

Basic and diluted earnings (loss) per common unit
(Loss) income from continuing operations	$(0.19)	$(0.03)
Income from discontinued operations	0.02	0.19
Pro forma net (loss) income attributable to ACPT’s shareholders	$(0.17)	$0.16

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The Company adopted SFAS 141R on January 1, 2009, and it did not have a material impact on the Company's results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. See Note 4 for the required disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value.  The Company adopted FSP FAS 157-4 effective April 1, 2009.  There was not a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands the fair value disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to include interim periods, and amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information in interim reporting periods. The Company adopted FSP FAS 107-1 effective April 1, 2009.  The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items.  The fair value of our non-recourse and recourse debt is sensitive to fluctuations in interest rates.  The carrying amount of these financial instruments approximates their fair value as of June 30, 2009.

    The fair value of our non-recourse and recourse debt is sensitive to fluctuations in interest rates. As of June 30, 2009, the book value of long-term fixed rate debt was $306,588,000, and the fair value of total debt was $333,361,000. As of December 31, 2008, the book value of long-term fixed rate debt was $294,721,000, and the fair value of total debt was $343,076,000.  Fair value was determined by discounting future cash flows using borrowing rates currently available to the Company for debt with similar terms and maturities. This represents Level 3 under the fair value hierarchy in SFAS No. 157.  Considerable judgement is necessary to estimate the fair value of financial instruments.  The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement details the period after the balance sheet date during which management shall evaluate events or transactions, the circumstances under which an entity shall recognize events or transactions in it financial statements, and the disclosures that an entity shall make about events and transactions that occurred after the balance sheet date.  We adopted the provisions of SFAS No. 165 effective April 1, 2009.  See Note 13 for required disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 168”), which provides certain changes to the evaluation of a variable interest entity (VIE) including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The statement is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS  No. 162” (“SFAS No. 168”), which makes the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. SFAS No. 168 is effective for the interim period ending September 30, 2009, and will require us to change certain disclosures in our financial statements to reflect Codification references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of SFAS No. 168 will not have a material impact on our consolidated financial statements

(4)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with SOP 78-9 "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock."  For entities that are considered variable interest entities under FIN 46(R), the Company performs an assessment to determine the primary beneficiary of the entity as required by FIN 46(R) based on a probability weighted cash flow analysis.  The Company accounts for variable interest entities in which the Company is not a primary beneficiary and does not bear a majority of the risk of expected loss in accordance with the equity method of accounting.

Apartment Partnerships

The unconsolidated apartment partnerships as of June 30, 2009 and 2008 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) that collectively represent 110 rental units.  We have determined that these two entities are variable interest entities under FIN 46(R).  However, the Company is not required to consolidate the partnerships due to the fact that the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with SOP 78-9 and APB No. 18, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $253,000 and $231,000 and for Lakeside of $147,000 and $165,000 as of June 30, 2009 and December 31, 2008, respectively.  All amounts are fully reserved and, accordingly, there is no carrying value associated with the Company’s investments in these unconsolidated real estate entities for the periods presented.  Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.  The Company’s involvement with Brookside and Lakeside has not had a material affect on the Company’s financial position, financial performance and cash flows.

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

Land Development/Homebuilding Joint Ventures

In October 2008, the Company entered into an agreement with Surrey Homes, LLC (“Surrey Homes”) to contribute $2,000,000 over the next year in exchange for a 50% ownership interest of the Series A Units.  During the fourth quarter of 2008 and first two quarters of 2009, ACPT contributed $1,500,000 with the remainder to be contributed during the third quarter of 2009.  Surrey Homes’ business model is focused on providing affordable quality homes with the lowest ongoing cost of maintenance through energy efficiency and other green initiatives.  Surrey Homes is establishing itself as a low overhead, lot option home builder.

We have determined that our investment in Surrey Homes is a variable interest entity under FIN 46(R); however, we are not required to consolidate the partnership as the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  In accordance with SOP 78-9 and APB No. 18, this investment is accounted for under the equity method, and as of June 30, 2009 and December 31, 2008, represented $1,376,000 and $489,000 of the Company’s investments in unconsolidated real estate entities, respectively.  The Company is exposed to total losses consisting of our cumulative initial investment of $1,500,000.  Other than funding the equity investment, the Company’s involvement in Surrey Homes has not materially affected the Company’s financial position, financial performance and cash flows.

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

	Apartment	Commercial
	Properties	Property	Homebuilding	Total
	(in thousands)
Summary of Financial Position
Total Assets
June 30, 2009	$4,717	$27,128	$3,742	$35,587
December 31, 2008	4,781	27,005	2,478	34,264
Total Non-Recourse Debt
June 30, 2009	3,088	22,375	-	25,463
December 31, 2008	3,123	22,380	-	25,503
Total Other Liabilities
June 30, 2009	981	111	29	1,121
December 31, 2008	960	153	-	1,113
Total Equity
June 30, 2009	648	4,642	3,276	8,566
December 31, 2008	698	4,472	2,478	7,648
Company's Investment, net (1)
June 30, 2009	-	4,613	1,376	5,989
December 31, 2008	-	4,632	489	5,121

Summary of Operations
Total Revenue
Six Months Ended June 30, 2009	417	1,737	24	2,178
Six Months Ended June 30, 2008	418	1,789	-	2,207
Three Months Ended June 30, 2009	207	878	13	1,098
Three Months Ended June 30, 2008	210	893	-	1,103
Net Income (Loss)
Six Months Ended June 30, 2009	(50)	876	(226)	600
Six Months Ended June 30, 2008	(67)	909	-	842
Three Months Ended June 30, 2009	(19)	454	(109)	326
Three Months Ended June 30, 2008	(32)	453	-	421
Company's recognition of equity in Earnings (Loss)
Six Months Ended June 30, 2009	-	319	(113)	206
Six Months Ended June 30, 2008	-	331	-	331
Three Months Ended June 30, 2009	-	168	(59)	109
Three Months Ended June 30, 2008	-	163	-	163

Summary of Cash Flows
Cash flows from operating activities
Six Months Ended June 30, 2009	106	949	(197)	858
Six Months Ended June 30, 2008	49	977	1	1,027
Three Months Ended June 30, 2009	45	150	(110)	85
Three Months Ended June 30, 2008	44	58	7	109
Company's share of cash flows from operating activities
Six Months Ended June 30, 2009	1	429	(99)	331
Six Months Ended June 30, 2008	-	442	1	443
Three Months Ended June 30, 2009	-	67	(56)	11
Three Months Ended June 30, 2008	-	26	4	30
Operating cash distributions
Six Months Ended June 30, 2009		706	-	706
Six Months Ended June 30, 2008	-	773	-	773
Three Months Ended June 30, 2009	-	362	-	362
Three Months Ended June 30, 2008	-	386	-	386
Company's share of operating
cash distributions
Six Months Ended June 30, 2009		338	-	338
Six Months Ended June 30, 2008	-	351	-	351
Three Months Ended June 30, 2009	-	164	-	164
Three Months Ended June 30, 2008	-	175	-	175

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at June 30, 2009 and December 31, 2008 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	June 30,	December 31,
	From/To	From/To	2009	2008
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a)(b)(c)(d)	08-31-09/03-01-23	3.25%/8%	$38,877	$39,232
General obligations (e)	07-01-09/03-13-12	Non-interest
		bearing/8.55%	166	184
Total Recourse Debt			39,043	39,416

Non-Recourse Debt (f)(g)
Investment Properties (h)	12-01-13/07-01-50	4.95%/6.9%	173,736	168,221
Held for Sale – Non-Recourse Debt (i)	05-01-12/09-13-19	5.3%/10%	111,256	107,899
Total Non-Recourse Debt			284,992	276,120
Total Debt			$324,035	$315,536

a.
As of June 30, 2009, $26,388,000 of the community development recourse debt is owed to Charles County Commissioners and relates to the general obligation bonds issued by the Charles County government, with 15 year amortization of maturities with the earliest in June, 2019, as described in detail under the heading "Financial Commitments" in Note 6.  As of June 30, 2009, the Company has a receivable balance related to the bonds of $2,622,000.

b.
On April 14, 2006, the Company closed a three year, $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The loan bears interest at Prime plus 1.25% (4.5% at June 30, 2009) and matures on March 31, 2010.  As of June 30, 2009, $3,046,000 was outstanding on the Revolver.

c.
Land Development Associates, S.E (“LDA”) has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (3.43% as of June 30, 2009) and matures on August 31, 2009.  The facility is to be used to fund the development of infrastructure of Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on June 30, 2009, was $6,128,000.

d.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (3.25% at June 30, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of June 30, 2009, $3,315,000 was outstanding under this facility leaving $286,000 available to fund completion of the building.

e
On April 14, 2006, the Company closed a three year, $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The loan bears interest at Prime plus 1.25% (4.5% at June 30, 2009) and matures on March 31, 2010.  As of June 30, 2009, $3,046,000 was outstanding on the Revolver.

f.
Land Development Associates, S.E (“LDA”) has a $10,000,000 revolving line of credit facility that bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (3.43% as of June 30, 2009) and matures on August 31, 2009.  The facility is to be used to fund the development of infrastructure of Parque Escorial and Parque El Comandante.  The outstanding balance of this facility on June 30, 2009, was $6,128,000.

g.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (3.25% at June 30, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30 year period at a fixed interest rate to be determined.  As of June 30, 2009, $3,315,000 was outstanding under this facility leaving $286,000 available to fund completion of the building.

h.
The general recourse debt outstanding as of June 30, 2009 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

i.
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of June 30, 2009, approximately $73,089,000 of this debt is secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

j.
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

k.
On January 28, 2009, the Company completed the initial closing of a 6.9 percent, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in St. Charles' Fairway Village.  As of June 30, 2009, the balance on the loan was $6,667,000.

l.
On June 30, 2009, IGP refinanced the existing mortgage on the Monserrate Associates apartment property.  The new mortgage for $10,920,000 is a 58-month term loan, with an amortization schedule of 25 years, maturing on April 30, 2014.  The loan bears interest at prime plus 300 basis points (6.25% as of June 30, 2009), with a balloon payment of $10,055,000 at the maturity date.

 The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  As of June 30, 2009, the Company is in compliance with all but one of its financial covenants and the other provisions of its loan agreements.  As of June 30, 2009, the Company failed to meet the Minimum Net Worth restriction at the ACPT level as tangible net worth was $2,085,000.  The Company has received a waiver of this covenant requirement through March 31, 2010.

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

As of June 30, 2009, ACPT has purchased $15,695,000 of surety bonds for the completion of land development projects with Charles County with maturity dates ranging from July 6, 2009 to September 4, 2010; substantially all of which are for the benefit of the Charles County Commissioners.

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

Gleneagles Construction Contract

On January 28, 2009, the Company completed the initial closing of a 6.9 percent, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in St. Charles' Fairway Village.  As of June 30, 2009, the balance on the loan was $6,667,000.  The Company has entered into a construction contract of $18,291,000 to complete this property.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of June 30, 2009, ACPT has guaranteed $38,877,000 of such debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.   We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

There have been no material changes to the legal proceedings previously disclosed in our Annual Report on the Form 10-K for the year ended December 31, 2008.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Six Months Ended June 30,		Three Months Ended June 30,
		2009	2008	2009	2008
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$21	$21	$11	$11

Rental Property Revenues	(B)	$-	$30	$-	$15

Interest and Other Income
Unconsolidated real estate entities with third party partners		$5	$4	$3	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$8	$(9)	$12	$13
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		212	207	108	103
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, Chairman		(8)	(10)	(4)	(5)
Consulting Fees-
James J. Wilson, IGC Chairman and Director	(B1)	--	100	--	50
Thomas J. Shafer, Trustee	(B2)	5	30	--	15
		$217	$318	$116	$176

BALANCE SHEET:		Balance June 30, 2009	Balance December 31, 2008
Other Assets
Receivables – All unsecured and due on demand
Unconsolidated subsidiaries		$3	$10
Affiliate of J. Michael Wilson, Chairman		10	2
Total		$13	$12

Additional Paid-in Capital	(B3)	$821	$562

(A)	Management and Other Services
The Company provides management and other support services to its unconsolidated subsidiaries and other affiliated entities in the normal course of business.  The fees earned from these services are typically collected on a monthly basis, one month in arrears.  Receivables are unsecured and due on demand.  Certain partnerships experiencing cash shortfalls have not paid timely.  Generally, receivable balances of these partnerships are fully reserved, until satisfied or the prospect of collectibility improves.  The collectability of management fee receivables is evaluated quarterly.  Any increase or decrease in the reserves is reflected accordingly as additional bad debt expenses or recovery of such expenses.

(B)   Other

Other transactions with related parties are as follows:
1)	Represents fees paid to James J. Wilson pursuant to a consulting and retirement agreement. At Mr. Wilson's request, payments are made to Interstate Waste Technologies, Inc. (“IWT”).
2)	Represents fees paid to Thomas J. Shafer, a Trustee, pursuant to a consulting agreement.
3)
A primary shareholder of the Company agreed in principle to provide the Company’s Chief Executive Officer with the economic benefit of 185,550 shares of their common stock as of October 1, 2008 in accordance with the five year vesting schedule.  According to SFAS 123(R), any share-based payments awarded to an employee of the reporting entity by a related party for services provided to the entity are share-based payment transactions under SFAS123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity.  Therefore, in essence, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its employee in exchange for services rendered.   The Company recognized $259,000 and $246,000 in compensation expense in the six and three months ended June 30, 2009, respectively, related to this grant.

(8)	INCOME TAXES

ACPT’s subsidiaries, ARMC, ALD and ARPT, are subject to federal and state income tax.  ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.

The United States effective tax rates for the six months ended June 30, 2009 and 2008 were 47%and 25%, respectively.  The United States effective tax rates for the three months ended June 30, 2009 and 2008 were (115%)  and 33%, respectively.  The statutory rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions, certain non-deductible compensation expenses and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2008 was primarily due to a relatively small net loss reported, the related benefit for which, was partially offset by accrued taxes and penalties on uncertain tax positions.

The effective tax rates on the Puerto Rico source income for the six months ended June 30, 2009 and 2008 were 25% and 55%, respectively. The effective tax rates on the Puerto Rico source income for the three months ended June 30, 2009 and 2008 were 26% and 49%, respectively.  The statutory rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the six and three months ended June 30, 2009, was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized and as a result of the pending sale, a basis adjustment to Company’s investment in the Puerto Rican apartment properties.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

The total amount of unrecognized tax benefits as of June 30, 2009, was $14,204,000.  Included in the balance at June 30, 2009, were $51,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at December 31, 2008	$15,543
Change attributable to tax positions taken during a prior period	(1,339)
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	-
Unrecognized tax benefit at June 30, 2009	$14,204

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated

Statement of Income.  Our Consolidated Statements of Income for the six months ended June 30, 2009 and 2008, included interest expense of $645,000 and $733,000, respectively and penalties of ($26,000) and $38,000, respectively.  Our Consolidated Statements of Income for the three months ended June 30, 2009 and 2008, included interest expense of $309,000 and $398,000, respectively, and penalties of ($18,000) and $14,000, respectively.  Our Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, included accrued interest of $4,861,000 and $3,149,000, respectively and accrued penalties of $1,088,000 and $1,109,000, respectively.

The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2005 through 2008 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2004 through 2008 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $604,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

(9)	HELD FOR SALE ASSETS

A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale.  Depreciation is suspended during the period the property is held for sale.  The Company has binding agreements for three of the five properties (Nottingham, Milford I and II) and has recently re-listed Owings Chase and Prescott Square.  The Company intends to sell all five of these properties and accordingly, believes that held for sale presentation is appropriate.

Also, in the first quarter of 2009, the Company executed a definitive agreement to sell the Puerto Rico apartment properties for $14,300,000.  The definitive agreement is subject to customary closing conditions, including the ability of the purchaser to obtain financing, and we anticipate closing on the sale of these properties in the third quarter of 2009.  The assets, liabilities, and results of operations for IGP comprise the Puerto Rican Real Estate Operating segment.

In accordance with SFAS No. 144, the carrying values of the Baltimore and Puerto Rican Properties’ assets and related liabilities have been classified as “held for sale” on the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008. As of June 30, 2009, the major classes of assets included in assets held for sale are $74,861,000 in investments in real estate, $11,651,000 in restricted cash and escrow balances, and $3,918,000 in deferred charges and other assets.  Liabilities related to assets held for sale includes $111,256,000 in non-recourse debt.

In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of operations.  The following is a summary of the components of income from discontinued operations for the six and three months ended June 30, 2009 and 2008.

For the six months ended June 30,	2009	2008
Revenues
Rental property revenues	$14,405	$14,057
Management and other fees	242	240
Total revenues	14,647	14,297

Expenses
Rental property operating expenses	6,944	7,200
General, administrative, selling, and marketing	569	978
Write-down of assets	839	-
Depreciation expense	-	2,318
Total expenses	8,352	10,496

Operating Income	6,295	3,801

Other expense
Interest expense	(3,390)	(3,559)
Income before provision (benefit) for income taxes	2,905	242
Provision (benefit) for income taxes	617	(275)
Income from discontinued operations	2,288	517
Noncontrolling interest in consolidated entities	(986)	(1,198)
Income (loss) from discontinued operations attributable to ACPT	$1,302	$(681)

For the three months ended June 30,	2009	2008
Revenues
Rental property revenues	$7,238	$7,060
Management and other fees	122	121
Total revenues	7,360	7,181

Expenses
Rental property operating expenses	3,492	3,685
General, administrative, selling, and marketing	282	467
Write-down of assets	89	-
Depreciation expense	-	1,168
Total expenses	3,863	5,320

Operating Income	3,497	1,861

Other expense
Interest expense	(1,726)	(1,800)
Income before provision (benefit) for income taxes	1,771	61
Provision (benefit) for income taxes	249	(44)
Income from discontinued operations	1,522	105
Noncontrolling interest in consolidated entities	(519)	(467)
Income (loss) from discontinued operations attributable to ACPT	$1,003	$(362)

(10)	SEGMENT INFORMATION

In the first six months of 2009, ACPT operated in two principal lines of business: Operating Real Estate and Land Development.  The Operating Real Estate segment is comprised of ACPT’s investments in rental properties and property management services; whereas, the Land Development segment is comprised of ACPT’s community development and homebuilding services.  This represents a change from ACPT’s historical financial reporting practice of evaluating the company solely based on geographical location.  During the fourth quarter of 2008, the Company had a change in senior management.   The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss.  Segment net operating income is generally defined as segment revenues less direct segment operating expenses.  Management is now evaluating the Company based on its operating lines of business, Operating Real Estate and Land Development.  While ACPT continues to report operating results on a consolidated basis, it also now reports separately the operating results of its two lines of business.  The Company has reclassified its segment presentation for 2008 to include the results of these segments.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating Real Estate

The Operating Real Estate segments in the U.S. and Puerto Rico are comprised of investments in rental properties and property management services.  The Operations are managed through ARPT, ARMC, and IGP, a wholly owned subsidiary of IGP Group Corp., which is a wholly owned subsidiary of ACPT.  ARPT and its subsidiaries hold the general and limited partnership interests in our U.S. Operating Real Estate apartment property portfolio.  The apartment properties are individually organized into separate entities.  ARPT's ownership in these entities ranges from 0.1% to 100%.  The U.S. Operating Real Estate operations also include the management of apartment properties in which we have an ownership interest and one apartment property owned by a third party in 2008.  The Company has binding agreements for three of the five properties (Nottingham, Milford I and II) and has recently re-listed Owings Chase and Prescott Square.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.

	For the six months ended
U.S. Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$16,727	$16,683
Operating expenses	7,148	7,422
Net operating income	9,579	9,261
Management and other fees, substantially all from related entities	47	79
General, administrative, selling and marketing	(859)	(727)
Depreciation	(2,331)	(2,529)
Operating income	6,436	6,084
Other expense	(4,196)	(3,868)
Income before provision for income taxes	2,240	2,216
Provision for income taxes	327	446
Income from continuing operations	1,913	1,770
Discontinued operations	(563)	(250)
Net income	$1,350	$1,520

	For the three months ended
U.S. Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$8,432	$8,388
Operating expenses	3,561	3,748
Net operating income	4,871	4,640
Management and other fees, substantially all from related entities	15	41
General, administrative, selling and marketing	(477)	(390)
Depreciation	(1,172)	(1,178)
Operating income	3,237	3,113
Other expense	(2,107)	(1,933)
Income before provision for income taxes	1,130	1,180
Provision benefit for income taxes	274	(93)
Income from continuing operations	856	1,273
Discontinued operations	33	(106)
Net income	$889	$1,167

	As of	As of
U.S. Operating Real Estate Balance Sheet:	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$84,261	$75,120

Cash and cash equivalents	6,351	7,008
Restricted cash and escrow deposits	9,142	6,996
Deferred tax assets	8,928	8,743
Deferred charges and other assets, net of amortization	51,496	53,049
Property and related assets, held for sale	37,720	37,498
Total Assets	$197,898	$188,414

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$165,385	$159,822
Recourse debt	251	257
Other liabilities	10,427	6,589
Accrued income tax liability-current	(531)	(1,047)
Liabilities related to assets held for sale	31,230	31,310
Total Liabilities	206,762	196,931
Total Shareholders' Equity	(8,864)	(8,517)
Total Liabilities and Shareholders' Equity	$197,898	$188,414

            The Puerto Rican Operating Real Estate operations, via IGP, provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, and home-owner associations related to our planned communities.  IGP also provides management services for our homebuilding and community development operations. IGP holds the ownership interests in the Puerto Rico Apartments and two commercial properties.  The Puerto Rico apartments are organized into separate partnerships and receive HUD subsidies.  IGP's ownership in these partnerships ranges from 1% to 52.5%.  IGP's ownership in the commercial properties ranges from 28% to 100%.  During the first quarter of 2008, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.

	For the six months ended
Puerto Rican Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$445	$196
Operating expenses	335	307
Net operating income	110	(111)
Management and other fees, substantially all from related entities	76	74
General, administrative, selling and marketing	(501)	(561)
Depreciation	(114)	(113)
Operating loss	(429)	(711)
Other expense	(304)	(308)
Loss before (benefit) provision for income taxes	(733)	(1,019)
(Benefit) provision for income taxes	(612)	277
Loss from continuing operations	(121)	(1,296)
Discontinued operations	2,851	767
Net income (loss)	$2,730	$(529)

	For the three months ended
Puerto Rican Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$245	$90
Operating expenses	184	151
Net operating income	61	(61)
Management and other fees, substantially all from related entities	38	37
General, administrative, selling and marketing	(247)	(294)
Depreciation	(57)	(56)
Operating loss	(205)	(374)
Other expense	(113)	(106)
Loss before (benefit) provision for income taxes	(318)	(480)
(Benefit) provision for income taxes	(246)	23
Loss from continuing operations	(72)	(503)
Discontinued operations	1,489	211
Net income (loss)	$1,417	$(292)

	As of	As of
Puerto Rican Operating Real Estate Balance Sheet:	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$9,409	$9,524

Cash and cash equivalents	9,940	6,825
Restricted cash and escrow deposits	61	103
Investments in unconsolidated real estate entities	6,528	6,818
Deferred charges and other assets, net of amortization	18,023	12,353
Property and related assets, held for sale	59,217	56,129
Total Assets	$103,178	$91,752

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$8,351	$8,399
Other liabilities	7,549	6,801
Accrued income tax liability-current	-	(1)
Liabilities related to assets held for sale	83,774	80,502
Total Liabilities	99,674	95,701
Total Shareholders' Equity	3,504	(3,949)
Total Liabilities and Shareholders' Equity	$103,178	$91,752

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
	For the six months ended
U.S. Land Development Operations:	June 30, 2009	June 30, 2008
Operating revenues
Community development - land sales	$3,529	$5,997
Operating expenses
Cost of land sales	2,644	4,725
General, administrative, selling and marketing	1,775	1,632
Depreciation	3	3
Total expenses	4,422	6,360
Operating loss	(893)	(363)
Other expense	(1,247)	(1,358)
Loss before benefit for income taxes	(2,140)	(1,721)
Benefit for income taxes	(921)	(827)
Net loss	$(1,219)	$(894)

	For the three months ended
U.S. Land Development Operations:	June 30, 2009	June 30, 2008
Operating revenues
Community development - land sales	$2,998	$4,951
Operating expenses
Cost of land sales	2,198	3,822
General, administrative, selling and marketing	763	861
Depreciation	1	2
Total expenses	2,962	4,685
Operating income	36	266
Other expense	(595)	(680)
Loss before benefit for income taxes	(559)	(414)
(Benefit) provision for income taxes	(230)	55
Net loss	$(329)	$(469)

	As of	As of
U.S. Land Development Balance Sheet:	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$80,534	$81,821

Cash and cash equivalents	3,910	10,140
Restricted cash and escrow deposits	2,417	2,399
Deferred tax assets	18,692	19,151
Deferred charges and other assets, net of amortization	2,656	1,129
Total Assets	$108,209	$114,640

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$34,100	$37,542
Other liabilities	10,616	13,383
Payable to U.S. operating real estate segment	39,419	38,305
Accrued income tax liability-current	14,549	15,803
Total Liabilities	98,684	105,033
Total Shareholders' Equity	9,525	9,607
Total Liabilities and Shareholders' Equity	$108,209	$114,640

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

	For the six months ended
Puerto Rican Land Development Operations:	June 30, 2009	June 30, 2008
Operating revenues
Homebuilding – home sales	$-	$2,982
Operating expenses
Cost of home sales	20	2,300
General, administrative, selling and marketing	188	182
Total expenses	208	2,482
Operating (loss) income	(208)	500
Other income	310	417
Income before provision for income taxes	102	917
Provision for income taxes	-	-
Net income	$102	$917

	For the three months ended
Puerto Rican Land Development Operations:	June 30, 2009	June 30, 2008
Operating revenues
Homebuilding – home sales	$-	$738
Operating expenses
Cost of home sales	7	583
General, administrative, selling and marketing	90	87
Total expenses	97	670
Operating (loss) income	(97)	68
Other income	163	148
Income before provision for income taxes	66	216
Provision for income taxes	-	-
Net income	$66	$216

	As of	As of
Puerto Rican Land Development Balance Sheet:	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$23,298	$20,310

Cash and cash equivalents	233	61
Restricted cash and escrow deposits	-	3
Investments in unconsolidated real estate entities	14,823	14,234
Deferred charges and other assets, net of amortization	13,235	13,863
Total Assets	$51,589	$48,471

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$6,128	$4,327
Accrued income tax liability – current	315	-
Accrued income tax liability – deferred	1,508	(644)
Accounts payable and accrued liabilities	25,928	24,767
Total Liabilities	33,879	28,450
Total Shareholders' Equity	17,710	20,021
Total Liabilities and Shareholders' Equity	$51,589	$48,471

Corporate

The Company’s Corporate segment consists of the general and administrative expenses necessary to operate as a public company.  These costs have not been allocated to the apartment rental and land development divisions.

The following tables reconcile the segment reporting to the financial statements.

For the six months ended June 30, 2009:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$16,908	$10,472	$6,436	$(4,196)	$2,240	$327	$1,913	$(563)	$1,350
P.R.	931	1,360	(429)	(304)	(733)	(612)	(121)	2,851	2,730
Total Operating Real Estate	17,839	11,832	6,007	(4,500)	1,507	(285)	1,792	2,288	4,080
Land Development
U.S.	3,529	4,422	(893)	(1,247)	(2,140)	(921)	(1,219)	-	(1,219)
P.R.	-	208	(208)	310	102	-	102	-	102
Total Land Development	3,529	4,630	(1,101)	(937)	(2,038)	(921)	(1,117)		(1,117)
Corporate	-	1,708	(1,708)	(266)	(1,974)	136	(2,110)	-	(2,110)
Intersegment	(13)	(571)	558	610	1,168	41	1,127	-	1,127
	$21,355	$17,599	$3,756	$(5,093)	$(1,337)	$(1,029)	$(308)	$2,288	$1,980

For the six months ended June 30, 2008:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$17,024	$10,940	$6,084	$(3,868)	$2,216	$446	$1,770	$(250)	$1,520
P.R.	770	1,481	(711)	(308)	(1,019)	277	(1,296)	767	(529)
Total Operating Real Estate	17,794	12,421	5,373	(4,176)	1,197	723	474	517	991
Land Development
U.S.	5,997	6,360	(363)	(1,358)	(1,721)	(827)	(894)	-	(894)
P.R.	2,982	2,482	500	417	917	-	917	-	917
Total Land Development	8,979	8,842	137	(941)	(804)	(827)	23		23
Corporate	-	2,678	(2,678)	(1,792)	(4,470)	(178)	(4,292)	-	(4,292)
Intersegment	(13)	(642)	629	2,606	3,235	7	3,228	-	3,228
	$26,760	$23,299	$3,461	$(4,303)	$(842)	$(275)	$(567)	$517	$(50)

For the three months ended June 30, 2009:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,493	$5,256	$3,237	$(2,107)	$1,130	$274	$856	$33	$889
P.R.	485	690	(205)	(113)	(318)	(246)	(72)	1,489	1,417
Total Operating Real Estate	8,978	5,946	3,032	(2,220)	812	28	784	1,522	2,306
Land Development
U.S.	2,998	2,962	36	(595)	(559)	(230)	(329)	-	(329)
P.R.	-	97	(97)	163	66	-	66	-	66
Total Land Development	2,998	3,059	(61)	(432)	(493)	(230)	(263)	-	(263)
Corporate	-	811	(811)	(641)	(1,452)	87	(1,539)	-	(1,539)
Intersegment	(7)	(300)	293	835	1,128	255	873	-	873
	$11,969	$9,516	$2,453	$(2,458)	$(5)	$140	$(145)	$1,522	$1,377

For the three months ended June 30, 2008:

	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,565	$5,452	$3,113	$(1,933)	$1,180	$(93)	$1,273	$(106)	$1,167
P.R.	371	745	(374)	(106)	(480)	23	(503)	211	(292)
Total Operating Real Estate	8,936	6,197	2,739	(2,039)	700	(70)	770	105	875
Land Development
U.S.	4,951	4,685	266	(680)	(414)	55	(469)	-	(469)
P.R.	738	670	68	148	216	-	216	-	216
Total Land Development	5,689	5,355	334	(532)	(198)	55	(253)	-	(253)
Corporate	-	1,459	(1,459)	(2,003)	(3,462)	22	(3,484)	-	(3,484)
Intersegment	(5)	(341)	336	2,401	2,737	(109)	2,846	-	2,846
	$14,620	$12,670	$1,950	$(2,173)	$(223)	$(102)	$(121)	$105	$(16)

As of June 30, 2009:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$84,261	$160,179	$251	$165,385	$175,532
P.R.	9,409	43,961	-	8,351	15,900
Total Operating Real Estate	93,670	204,140	251	173,736	191,432
Land Development
U.S.	80,534	108,209	34,100	-	98,684
P.R.	23,298	51,589	6,128	-	33,879
Total Land Development	103,832	159,798	40,228	-	132,563
Corporate	-	(10,043)	-	-	(1,344)
Intersegment	(2,389)	(85,526)	(1,436)	-	(74,432)
Held for sale	-	96,937	-	-	115,005
	$195,113	$365,306	$39,043	$173,736	$363,221

As of December 31, 2008:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$75,120	$150,916	$257	$159,822	$165,621
P.R.	9,524	35,623	-	8,399	15,199
Total Operating Real Estate	84,644	186,539	257	168,221	180,820
Land Development
U.S.	81,821	114,640	37,542	-	105,033
P.R.	20,310	48,471	4,327	-	28,450
Total Land Development	102,131	163,111	41,869	-	133,483
Corporate	-	12,663	-	-	-
Intersegment	(1,282)	(100,748)	(2,710)	-	(72,159)
Held for Sale	-	93,628	-	-	111,812
	$185,493	$355,193	$39,416	$168,221	$353,956

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30 (in thousands):

	2009	2008
Interest paid, net of amounts capitalized of $1,020,000 and $1,246,000.	$9,279	$7,790
Income taxes paid	$82	$161
Non-cash investing activity: Purchases of rental projects under construction or development included in accounts payable and accrued liabilities	$2,281	$429

(12)	SHARE GRANTS AND APPRECIATION RIGHTS

                On June 3, 2009 at ACPT’s Annual Shareholder Meeting, ACPT adopted a share incentive plan (the "Share Incentive Plan") to provide for share-based incentive compensation for officers, key employees and trustees.  ACPT’s prior employee share incentive plan and trustee share incentive plan expired on July 7, 2008.

                Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees (the "Compensation Committee") is authorized to grant options, share appreciation rights and other equity-based awards.   Each type of award may be granted alone or together with other awards under the Share Incentive Plan.  The Compensation Committee was also authorized to determine the duration and vesting criteria for awards, including whether vesting will be accelerated upon a change in control of ACPT. A total of 750,000 registered shares were reserved for issuance under the Share Incentive Plan.

Trustee Share Grants

                On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the Trustee Share Plan.  The shares vest annually at a rate of 1,600 per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date. In June 2008, the Company accelerated the vesting of the shares of two trustees, who did not return to the Board of Trustees, with all previously unvested shares vesting as of June 30, 2008. In accordance with SFAS 123(R), the Company measured compensation cost as $643,000, which represents the grant date fair value.  The Company will recognize compensation expense over the vesting period and accordingly, recognized $32,000 and $16,000 for the six and three month periods ended June 30, 2009, respectively, compared to $143,000 and $32,000 for the same periods of 2008, respectively.

    On February 5, 2009, the Company’s Board of Trustees amended Article III, Section 10 of the Company’s Amended and Restated Bylaws, as amended (the “Bylaws”), to simplify and standardize the overall non-employee Trustee compensation effective January 1, 2009. Trustees are eligible to participate in any share incentive plan adopted for such purpose by the Company, and shall each receive, immediately following each annual meeting of shareholders, an annual grant of restricted shares valued at $30,000 based on the terms of the Company's share incentive plan, which shall entitle the holder to any dividends declared on the Company's common shares and shall become fully vested on the first anniversary of the grant date.  In accordance with SFAS 123(R), the Company began accruing compensation cost based on the current fair value using a grant date of June 3, 2009, the date the 2009 Share Incentive Plan was approved at the annual shareholders meeting.   The Company recognized $17,000 for the six and three month periods ended June 30, 2009.

Employee Share Grants

During the fourth quarter of 2008, the Company and the Chief Executive Officer entered into an employment agreement, which included restricted stock awards with both performance and time vesting criteria.  ACPT has agreed to award the Chief Executive Officer 363,743 in common shares with 50% subject to time vesting equally over the next five years on the anniversary of the grant and 50% subject to performance vesting over a period not to exceed five years.  While the Share Incentive Plan has been approved, the Compensation Committee of the Board of Directors has not yet established the performance vesting criteria.   Once the performance criteria has been established, the shares will be issued.  In accordance with SFAS 123(R), the Company measured compensation cost as $1,855,000, which represents the grant date fair value of the time vesting component of the grant.  The Company will recognize compensation expense over the vesting period and accordingly, recognized $155,000 and $81,000 for the six and three month periods ended June 30, 2009, respectively.   For the remaining portion of the award, the performance criteria have not yet been established or approved.  Therefore, the factors pertinent to determining the value of the compensation have not been determined.  Once the criteria have been finalized, grant and measurement dates for the remaining 50% subject to performance vesting will be established.  Accruals of compensation cost for this portion of the award will be based on the probable outcome of those performance conditions.

Share Appreciation Rights

                In April 2001, 140,000 rights were granted to employees.  These rights bear a $4 per share base price, and vested in equal increments over a five-year period commencing April 2002.  As of June 30, 2009, there are 10,400 outstanding rights which are all exercisable and expire on April 30, 2011.  The Company recognized ($8,000) and ($5,000) for the six and three month periods ended June 30, 2009, respectively, compared to ($3,000) and $158,000 for the same periods of 2008, respectively, of compensation expense in connection with the outstanding rights.

(13)	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

For the six and three month periods ending June 30, 2009, 176,922 unvested shares of common stock were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

(14)	SUBSEQUENT EVENTS

Management has reviewed all subsequent events through August 14, 2009 to determine whether these events or transactions should be included in either the financial statement or the footnote disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note Regarding Forward – Looking Statements

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

GENERAL

ACPT is a self managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding through its consolidated subsidiaries.  In the first six months of 2009, ACPT operated in two principal lines of business, Operating Real Estate and Land Development, and conducted its operations in both the United States and Puerto Rico.

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

       Puerto Rican Land Development

Our Puerto Rican Land Development operations are conducted through Land Development Associates, S.E. (“LDA”).  LDA holds our community development assets in Puerto Rico, which consists of two planned communities.  The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreational land similar to our U.S. land development operations but on a smaller scale.  Our second planned community, Parque El Commandante, is currently in the planning stages.  Our homebuilding operation builds condominiums for sale on land located in its planned communities.  LDA retained a limited partnership interest in two commercial buildings in Parque Escorial opened in 2001 and 2005, which were built on land contributed by LDA.

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

EXECUTIVE SUMMARY FOR THE SECOND QUARTER 2009 RESULTS

Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.

For the six and three months ended June 30, 2009, our consolidated rental revenues increased $293,000 and $199,000, or 2%, to $17,172,000 and $8,677,000, respectively, as compared to $16,879,000 and $8,478,000, respectively, for the same periods ended June 30, 2008.  The increase was primarily attributable to increased leasing in the Company’s Puerto Rico commercial office building as well as overall rent increases at comparable properties in both the United States and Puerto Rico offset by an increase in vacancies.  Consolidated net operating income (“NOI”), defined as rental property revenues less rental property operating expenses, is the primary performance measure we use to assess the results of our operations.  We provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP.  As such, it should not be considered an alternative to net income as an indication of our operating performance.  ACPT’s NOI increased $538,000 and $352,000, or 6% and 8%, to $9,699,000 and $4,937,000, respectively, during the six and three months ended June 30, 2009 as compared to $9,161,000 and $4,585,000, respectively, for the same periods in 2008.  This represents ACPT’s annual rent increase of 3% and the impact of our costs saving initiatives.

Community development land sales for the six and three months ended June 30, 2009 decreased $2,468,000 and $1,953,000, or 41% and 39%, to $3,529,000 and $2,998,000, respectively, as compared to $5,997,000 and $4,951,000, respectively, for the same periods ended June 30, 2008.  During the first six months of 2009, the Company sold 41 lots compared to 69 lots in the first six months of 2008.

There were no home sales for the six and three months ended June 30, 2009 as compared to $2,982,000 and $738,000, respectively, for the same periods of June 30, 2008.  The Company closed 12 units during the six months ended June 30, 2008 with three units closed in the second quarter of 2008.

The Company pools its overhead costs, including accounting, human resources, office management, technology and executive office costs, and allocates those costs to its segments based on percentages of management’s allocated time.  General, administrative, selling and marketing costs company-wide for the six and three months ended June 30, 2009, decreased $653,000 and $658,000, or 13% and 24%, to $4,393,000 and $2,056,000, respectively, as compared to $5,046,000 and $2,714,000, respectively, for the same periods ended June

30, 2008.  The decrease in the first six months of 2009 was the result of the reorganization and costs saving initiatives implemented in the fourth quarter of 2008 offset in part by increased legal and accounting costs as well as accruals for stock based compensation issued to the Chief Executive Officer and non-employee Trustees.

During the first quarter of 2009, the Company decided to sell the five U.S. apartment properties in Baltimore, Maryland and is currently working with a broker to complete the five Baltimore transactions.  In addition, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.   In accordance with SFAS No. 144, the carrying value of the Baltimore and Puerto Rican Properties’ assets have been classified as “held for sale” on the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008, and the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income.  Depreciation is suspended during the period the property is held for sale.

In the first and second quarters of 2009, ACPT recognized a loss on write-down of fair value less costs to sell of $750,000 and $88,000, respectively, related to the Baltimore properties currently classified as held for sale.  The Company has binding agreements for three of the five properties (Nottingham, Milford I and II) subject to loan assumption.  The Company has re-listed Owings Chase and Prescott Square.  As a result, the Company revised its estimated sales values in the second quarter and determined that an impairment charge was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value.

On a consolidated basis, the Company reported net income attributable to ACPT of $688,000 and $858,000 for the six and three months ended June 30, 2009, respectively. The net income attributable to ACPT for the six months ended June 30, 2009 included a total benefit for income taxes of $412,000 of which $1,029,000 tax benefit related to losses before discontinued operations and $617,000 tax provision was included in discontinued operations.  As a result, the total consolidated effective tax rate attributable to ACPT was approximately (149%).  The total consolidated effective rate was impacted by the change in the deferred tax asset valuation allowance and accrued taxes and penalties related to uncertain tax positions.  For further discussion of these items, see “Results of Operations-Income Taxes – Provision for (Benefit from) Income Taxes” and Note 8 of our Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the six and three months ended June 30, 2009, there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company.  It compares the components of the results of operations of the Company by segment for the six and three months ended June 30, 2009 and 2008 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results.  This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K.

OPERATING REAL ESTATE

For the six and three months ended June 30, 2009, our Operating Real Estate line of business generated NOI of $9,689,000 and $4,932,000 an increase of $539,000 and $353,000, respectively, compared to $9,150,000 and $4,579,000, respectively, of NOI generated by that line of business for the same periods in 2008.  Additional information and analysis of the U.S. Operating Real Estate and Puerto Rican Operating Real Estate operations can be found in the tables below.

U.S. Operating Real Estate Operations

	For the six months ended
U.S. Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$16,727	$16,683
Operating expenses	7,148	7,422
Net operating income	9,579	9,261
Management and other fees, substantially all from related entities	47	79
General, administrative, selling and marketing	(859)	(727)
Depreciation	(2,331)	(2,529)
Operating income	6,436	6,084
Other expense	(4,196)	(3,868)
Income before provision for income taxes	2,240	2,216
Provision for income taxes	327	446
Income from continuing operations	1,913	1,770
Discontinued operations	(563)	(250)
Consolidated net income	$1,350	$1,520

Depreciation	2,331	3,077
FFO	$3,681	$4,597

	For the three months ended
U.S. Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$8,432	$8,388
Operating expenses	3,561	3,748
Net operating income	4,871	4,640
Management and other fees, substantially all from related entities	15	41
General, administrative, selling and marketing	(477)	(390)
Depreciation	(1,172)	(1,178)
Operating income	3,237	3,113
Other expense	(2,107)	(1,933)
Income before provision for income taxes	1,130	1,180
Provision for income taxes	274	(93)
Income from continuing operations	856	1,273
Discontinued operations	33	(106)
Consolidated net income	$889	$1,167

Depreciation	1,171	1,454
FFO	$2,060	$2,621

NOI increased $318,000 and $231,000, or 3% and 5%, to $9,579,000 and $4,871,000 during the six and three months ended June 30, 2009, respectively, as compared to $9,261,000 and $4,640,000 for the same periods ended June 30, 2008, respectively.  As described below, the increase in NOI is due to an overall decrease in rental property operating expenses due to management’s cost saving initiatives.

Rental Property Revenues and Operating Expenses

Rental property operating revenues increased $44,000, or 1%, for each of the six and three months periods ended June 30, 2009 to $16,727,000 and $8,432,000, respectively, compared to $16,683,000 and $8,388,000, respectively, for the same periods of 2008.  In 2009, annual rent increases have been offset by an increase in vacancies.

Rental property operating expenses decreased $274,000 and $187,000, or 4% and 5%, for the six and three months ended June 30, 2009 to $7,148,000 and $3,561,000, respectively, compared to $7,422,000 and $3,748,000, respectively, for the same periods of 2008.  The overall decrease in rental property operating expenses was primarily the result of management’s cost saving initiatives with significant decreases in spending on salaries and benefits, repairs and maintenance, office expenses, and vehicle expenses.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $132,000 and $87,000, or 18% and 22%, to $859,000 and $477,000 during the six and three months ended June 30, 2009, respectively, as compared to $727,000 and $390,000 and for the same periods in 2008, respectively.  Overall, general and administrative expenses decreased for the consolidated Company.  However, the increase for this segment was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

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

Depreciation

Depreciation decreased $198,000, or 8%, for the six months ended June 30, 2009 to $2,331,000 compared to $2,529,000 for the same period of 2008.  A depreciation catch-up adjustment was recorded in the first quarter of 2008 related to the Sheffield Green apartments.  For the three months ended June 30, 2009 and 2008, depreciation expense slightly decreased by $6,000 to $1,172,000 from $1,178,000 as a result of a decrease in depreciable assets.

Interest and other income

Interest and other income decreased $789,000 and $442,000, or 41% and 45%, during the first six and three months of 2009 to $1,143,000 and $548,000, respectively, as compared to $1,932,000 and $989,000, respectively, for the same periods of 2008 as a result of decreased deposits due to the higher than anticipated vacancies as well as a decline in the interest rates from 2008 to 2009.

Interest Expense

For 2009 and 2008, interest expense primarily consisted of interest incurred on the non-recourse debt from our investment properties.  Interest expense decreased $468,000 and $274,000, or 7% and 9%, to $5,332,000 and $2,648,000 for the six and three months ended June 30, 2009, respectively, as compared to $5,800,000 and $2,922,000, respectively, for the same periods in 2008.  The decrease in interest expense resulted from routine amortization of our loans.

Discontinued Operations

Discontinued operations decreased by $313,000 to ($563,000) for the six months ended June 30, 2009 compared to ($250,000) for the same period of 2008.   The decrease was primarily the result of the loss on write-down to fair value less costs to sell of $838,000 offset by the ceasing the recording of depreciation expense on the Baltimore properties which are classified as discontinued operations in the first quarter of 2009.  In 2008, these properties had $548,000 in depreciation expenses.  Discontinued operations increased by $139,000 to $33,000 for the three months ended June 30, 2009 compared to ($106,000) for the same period of 2008.   The increase was primarily the result of ceasing the recording of depreciation expense on the Baltimore properties, which had $235,000 in depreciation expenses for the three months ended June 30, 2008, offset by a $88,000 write-down to fair value during the second quarter of 2009.

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

FFO decreased $916,000 and $561,000, or 20% and 21%, to $3,681,000 and $2,060,000 for the six and three month periods ended June 30, 2009, respectively, compared to $4,597,000 and $2,621,000, respectively, for the same periods in 2008.  The decrease was driven by the impact of the loss on write-down to fair value less costs to sell and a decrease in other expenses offset by an increase in the net operating income and a decrease in the income tax provision, related to the deferred tax valuation adjustment.

Puerto Rican Operating Real Estate Operations

	For the six months ended
Puerto Rican Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$445	$196
Operating expenses	335	307
Net operating income	110	(111)
Management and other fees, substantially all from related entities	76	74
General, administrative, selling and marketing	(501)	(561)
Depreciation	(114)	(113)
Operating loss	(429)	(711)
Other expense	(304)	(308)
Loss before (benefit) provision for income taxes	(733)	(1,019)
(Benefit) provision for income taxes	(612)	277
Loss from continuing operations	(121)	(1,296)
Discontinued operations	2,851	767
Consolidated net income (loss)	$2,730	$(529)

Depreciation	114	1,883
FFO	$2,844	$1,354

	For the three months ended
Puerto Rican Operating Real Estate:	June 30, 2009	June 30, 2008

Operating revenues	$245	$90
Operating expenses	184	151
Net operating income	61	(61)
Management and other fees, substantially all from related entities	38	37
General, administrative, selling and marketing	(247)	(294)
Depreciation	(57)	(56)
Operating loss	(205)	(374)
Other expense	(113)	(106)
Loss before (benefit) provision for income taxes	(318)	(480)
(Benefit) provision for income taxes	(246)	23
Loss from continuing operations	(72)	(503)
Discontinued operations	1,489	211
Consolidated net income (loss)	$1,417	$(292)

Depreciation	57	948
FFO	$1,474	$656

Net Operating Income

NOI increased $221,000 and $122,000, or 199% and 200%, to $110,000 and $61,000 during the six and three months ended June 30, 2009, respectively, as compared to ($111,000) and ($61,000) for the same periods ended June 30, 2008, respectively.  With the Puerto Rican apartment properties classified as held for sale in the first quarter of 2009, the Puerto Rican Operating Real Estate Operations consists of the Puerto Rico commercial rental property in the community of Parque Escorial, known as Escorial Building One.   The Company has leased approximately 76% of the building.  The increase in the NOI is the result of an increase in leasing of this building.

Rental Property Revenues and Operating Expenses

Rental property revenues increased $249,000 and $155,000, or 127% and 172%, to $445,000 and $245,000 for the six and three months ended June 30, 2009, respectively, compared to $196,000 and $90,000 and for the same periods of 2008, respectively.  The increase in our rental property revenues was the result of an increase in leasing of Escorial Building One.

Rental property operating expenses increased $28,000 and $33,000, or 9% and 22%, to $335,000 and $184,000 for the six and three months ended June 30, 2009, respectively, compared to $307,000 and $151,000 and for the same periods of 2008, respectively.  The increase was the result of increased occupancy.

General, Administrative, Selling and Marketing Expenses

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses decreased $60,000 and $47,000, or 11% or 16%, to $501,000 and $247,000 during the six and three months ended June 30, 2009, respectively, as compared to $561,000 and $294,000 for the same periods in 2008, respectively.  The decrease was primarily due to a decrease in overall corporate overhead expenses while the corporate allocation percentage remained consistent.  See “Results of Operations – Corporate.”

The apartment properties reimburse IGP for certain costs, including accounting, human resources, office management and technology, incurred at IGP’s office that are attributable to the operations of those properties.  In accordance with EITF 01-14, the costs and reimbursement of these costs are not considered general, administrative, selling, and marketing expenses but rather, are reflected as separate line items on the consolidated income statement.  Due to the fact that we occupy space within our office building, Escorial Office Building One, rent expense and parking expenses are eliminated in consolidation.

Interest Expense

Interest expense decreased $69,000 and $22,000, or 16% and 14%, for the six and three months ended June 30, 2009 to $377,000 and $150,000, respectively, as compared to $446,000 and $172,000 for the same periods in 2008, respectively.  The decrease in interest expense resulted from routine amortization of our loans.

Discontinued Operations

Discontinued operations increased $2,084,000 and $1,278,000, or 272% and 606%, to $2,851,000 and $1,489,000 for the six and three month periods ended June 30, 2009, respectively, compared to $767,000 and $211,000 for the same periods in 2008, respectively.  The increase was primarily driven by ceasing the recording of depreciation expense on the Puerto Rican apartment properties which are classified as discontinued operations in the first quarter of 2009.  These properties had $1,770,000 and $892,000 in depreciation expenses for the first six and three months of 2008, respectively.  For the six months ended June 30,2009, general and administrative expenses related to discontinued operations decreased by $464,000, or 47%, NOI increased by $623,000, or 11%, and the provision for provision for income taxes increased by $873,000, or (340%). For the three months ended June 30, 2009, general and administrative expenses decreased by $213,000, or 46%, NOI increased by $393,000, or 14%, and the provision for provision for income taxes increased by $263,000, or (188%).

            Funds from Operations

FFO increased $1,490,000 and $818,000, or 110% and 125%, to $2,844,000 and $1,474,000 for the six and three months ended June 30, 2009, respectively, compared to $1,354,000 and $656,000 for the same periods in 2008, respectively.  The increase was driven by the increase in rental operating revenues in the commercial office building and decreases in rental property operating expenses and general and administrative expenses.

LAND DEVELOPMENT

Our Land Development line of business generated ($1,101,000) and $137,000 of operating losses and income for the six and three months ended June 30, 2009, respectively, compared to (61,000) and $334,000 of operating losses and income generated by the line of business for the same periods in 2008, respectively.  This line of business includes both land and home sales for our U.S. and Puerto Rican operations. Additional information and analysis of the U.S and Puerto Rican Land Development operations can be found below.

U.S. Land Development Operations
	For the six months ended
	June 30, 2009	June 30, 2008
Operating revenues
Community development - land sales	$3,529	$5,997
Operating expenses
Cost of land sales	2,644	4,725
General, administrative, selling and marketing	1,775	1,632
Depreciation	3	3
Total expenses	4,422	6,360
Operating losses	(893)	(363)
Other expenses	(1,247)	(1,358)
Loss before (benefit) provision for income taxes	(2,140)	(1,721)
(Benefit) provision for income taxes	(921)	(827)
Net loss	$(1,219)	$(894)

	For the three months ended
	June 30, 2009	June 30, 2008
Operating revenues
Community development - land sales	$2,998	$4,951
Operating expenses
Cost of land sales	2,198	3,822
General, administrative, selling and marketing	763	861
Depreciation	1	2
Total expenses	2,962	4,685
Operating income	36	266
Other expenses	(595)	(680)
Loss before benefit for income taxes	(559)	(414)
Benefit for income taxes	(230)	55
Net loss	$(329)	$(469)

Community Development Land Sales Revenue

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Community development land sales revenue decreased $2,468,000 and $1,953,000, or 41% and 39%, to $3,529,000 and $2,998,000 for the six and three months ended June 30, 2009 compared to $5,997,000 and $4,951,000 for the same periods ended June 30, 2008.  The decrease is primarily the result of a decrease in the number of lots sold from 69 lots in the first six months of 2008 to 41 lots in 2009.  The Company sold 1.85 commercial acres in 2009 compared to 0.99 commercial acres in 2008.

Residential Land Sales

Residential land sales decreased $2,468,000 and $1,953,000, or 41% and 39%, to $3,079,000 and $2,998,000 for the six and three months ended June 30, 2009 compared to $5,997,000 and $4,951,000 for the same periods ended June 30, 2008. During the second quarter of 2009, 40 town home lots were delivered to Lennar Corporation (“Lennar”) and one single-family lot was delivered to NVR, Inc. This resulted in the recognition of revenues of $2,985,000, $80,000 per single-family lot and $70,000 per town home lot plus $2,600 per lot of water and sewer fees, road fees and other off-site fees.  During the second quarter of 2008, we delivered 61 single-family lots and eight town home lots to Lennar, resulting in the recognition of revenues of $78,000 per single family lot and $68,000 per town home lot with total revenue recognized at initial settlement of $5,479,000.

During the six and three months ended June 30, 2009, we also recognized $38,000 and $13,000, respectively, of additional revenue for lots that were previously sold to Lennar.  In 2008, we recognized $213,000 of additional revenue in the second quarter.  This additional revenue was based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales

For the six months ended June 30, 2009, commercial land sales increased $266,000, or 145% to $450,000 as compared to $184,000 in the same period in 2008.  No commercial land sales were completed during the three months ended June 30, 2009 and 2008.  In 2009, we sold 1.85 commercial acres in St. Charles, Maryland compared to 0.99 commercial acres of land in St. Charles, Maryland in 2008.  The sale in 2009 was within the Town Center North development.

Gross Margin on Land Sales

The gross margin on land sales was 25% and 27% for the six and three months ended June 30, 2009 as compared to 21% and 23% for the same periods in 2008.  Our gross margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales. The commercial margins for 2009 and 2008 were impacted by increases in the costs of constructing the boardwalk on the restaurant park in St. Charles, Maryland, as the actual bid proposals received in 2007 were higher than the engineer’s expected cost.

General, Administrative, Selling and Marketing

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $143,000, or 9%, to $1,775,000 during the six months ended June 30, 2009 as compared to $1,632,000 for the same period of 2008. General, administrative, selling and marketing expenses decreased $98,000, or 11%, to $763,000 during the three months ended June 30, 2009 as compared to $861,000 for the same period of 2008.   Overall, the Company’s general and administrative expenses decreased.  However, the increase for this segment was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

Puerto Rican Land Development Operations
	For the six months ended
	June 30, 2009	June 30, 2008
Operating revenues
Homebuilding – home sales	$-	$2,982
Operating expenses
Cost of home sales	20	2,300
General, administrative, selling and marketing	188	182
Total expenses	208	2,482
Operating (loss) income	(208)	500
Other income	310	417
Income before provision for income taxes	102	917
Provision for income taxes	-	-
Net income	$102	$917

	For the three months ended
	June 30, 2009	June 30, 2008
Operating revenues
Homebuilding – home sales	$-	$738
Operating expenses
Cost of home sales	7	583
General, administrative, selling and marketing	90	87
Total expenses	97	670
Operating (loss) income	(97)	68
Other income	163	148
Income before provision for income taxes	66	216
Provision for income taxes	-	-
Net income	$66	$216

Community Development Land Sales

There were no community development land sales during the six and three months ended June 30, 2009 and 2008.

Homebuilding

For the six and three months ended June 30, 2009, homebuilding revenues decreased $2,982,000 and $738,000, or 100%, respectively, as there were no condominium sales in the first and second quarters of 2009.  Within the Torres del Escorial, Inc. project, 12 units were sold during 2008 at an average selling price of approximately $249,000.  As of June 30, 2009, six units within the Torres del Escorial, Inc. project remain available for sale.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  There were no significant changes in general, administrative, selling and marketing expenses for the six and three months ended June 30, 2009 as compared to the same periods in 2008.    See “Results of Operations – Corporate.”

CORPORATE - Results of Operations:

The Company pools its overhead costs, including accounting, human resources, office management and technology as well as corporate and other executive office costs, by geographical location as it is more effective for allocating to the Company’s lines of business.  Corporate costs are allocated to the operating segments quarterly based on a percentage of management’s estimated usage of time.  The amount of general and administrative expenses allocated to the Corporate Segment decreased by $964,000, or 49%, for the first six months of 2009 as compared to the same period of 2008.  The decrease was driven by efforts to cut general and administrative expenses as well as certain fluctuations in the amount of costs allocated to the operating segments.  The allocation percentages fluctuate based on the resources and oversight required to operate that segment.

Total general, administrative, selling and marketing costs decreased $1,152,000 and $876,000, or 19% and 28%, to $4,903,000 and $2,306,000 for the six and three months ended June 30, 2009, respectively, as compared to $6,055,000 and $3,182,000 for the same periods in 2008, respectively.  In the U.S., these costs decreased by approximately $630,000 for both the six and three month periods, and in Puerto Rico, these costs decreased $522,000 and $240,000 for the six and three month periods ending in June 30,2009.

In the U.S., the Company noted decreases in salaries and benefits as a result of the reorganization in the fourth quarter of 2008 as well as decreases in vehicle expenses, donations, and consulting fees as a result of management’s cost saving initiatives.  However, these decreases were offset by noted increases in audit, accounting, and legal fees related to year-end audit overruns and the sales of the Baltimore and Puerto Rico Apartment properties as well as increases in accruals for stock based compensation issued to the Chief Executive Officer and non-employee Trustees.  From the first six months of 2008 to the first six months of 2009, there was also a slight shift in the allocation of corporate expenses decreasing the Land Development segment’s allocation by 7% while increasing the Operating Real Estate segment by the same.  This shift is primarily related to the method by which the Company allocates overhead.

The 41% decrease in the Puerto Rican overhead is primarily attributable to a decrease in salaries and benefits as a result of the reorganization in the fourth quarter of 2008 offset slightly by an increase in legal fees.

INCOME TAXES

Provision for (Benefit from) Income Taxes

United States

The United States effective tax rates for the six months ended June 30, 2009 and 2008 were 47% and 25%, respectively.  The United States effective tax rates for the three months ended June 30, 2009 and 2008 were (115%) and 33%, respectively.  The statutory rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions, certain non-deductible compensation expenses and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2008 was primarily due to a relatively small net loss reported, the related benefit for which, was partially offset by accrued taxes and penalties on uncertain tax positions.

Puerto Rico

The effective tax rates on the Puerto Rico source income for the six months ended June 30, 2009 and 2008 were 25% and 55%, respectively. The effective tax rates on the Puerto Rico source income for the three months ended June 30, 2009 and 2008 were 26% and 49%, respectively.  The statutory rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the six and three months ended June 30, 2009 was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized and as a result of the pending sale, a basis adjustment to company’s investment in the Puerto Rico apartment properties.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the six and three months ended June 30, 2008 was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

As of June 30, 2009, the Company had cash and cash equivalents of $20,508,000 and $11,546,000 in restricted cash.  Included in the Company’s cash and cash equivalents is $15,199,000 of cash located within multifamily apartment entities, over which the Company does not have direct control.   ACPT receives surplus cash distributions as well as management fees from these entities.  As of June 30, 2009, the Company had corporate available funds of $5,309,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2009	2008
Operating Activities	$1,425	$(1,009)
Investing Activities	(11,286)	(4,082)
Financing Activities	6,334	2,310
Net Decrease in Cash	$(3,527)	$(2,781)

Operating Activities

For the six months ended June 30, 2009, operating activities provided $1,425,000 of cash flows compared to $1,009,000 of cash flows used in operating activities for the six months ended June 30, 2008.  The $2,434,000 increase in cash flows provided by operating activities primarily resulted from a reduction of $5,140,000 in additions to our land and development costs offset by the decrease in land and home sales.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully under "Results of Operations," as well as other changes in our receivables and payables.

Investing Activities

For the six months ended June 30, 2009, net cash used in investing activities was $11,286,000 compared to $4,082,000 for the same period of 2008.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments.  The $7,204,000 increase in the cash used in investing activities between periods was primarily the result of the investment in the construction of Gleneagles Apartments and the investment of $1,000,000 in Surrey Homes.  In addition, restricted cash increased by $1,370,000 related to escrow deposits recorded as part of the HUD construction agreement for Gleneagles Apartments and cash used related to changes in other assets increased $1,625,000 primarily related to additions of other assets and prepayments related to the Gleneagles construction project.

Financing Activities

For the six months ended June 30, 2009, net cash provided by financing activities was $6,334,000 as compared to $2,310,000 for the six months ended June 30, 2008.  This increase in cash provided by financing activities was primarily the result of the net differences in the timing of, and increases in, mortgage amounts for properties refinanced, differences in county bond proceeds, dividends to shareholders and debt curtailment from sales between the six months ended June 30, 2009 and 2008.  The increase in cash proceeds from debt refinancing relates to the construction of Gleneagles as well as the refinancing of the Monserrate Associates apartment property mortgage while the increase in debt payments relates to the payments against the line of credit.

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

Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $13,591,000 of infrastructure projects, all of which are eligible to be funded by County bond proceeds, either through existing bond receivables or future issuances.  The Company expects to incur $3,382,000 of this development over the next 12 months.  Further, as the Company nears completion of several significant Charles County Roads Projects, $1,513,000 of retention and open payables as of June 30, 2009, will be required to be funded, of which $372,000 is eligible for bond funding.   These project costs and the difference between the cost of County projects and any bond proceeds available to fund related expenditures will be funded out of the Company’s available cash flows.

On July 22, 2008, the Company signed a construction contract for $5,960,000 for site development related to the infrastructure of Hilltop Phase I for the future construction of 220 condominium units in Parque Escorial.  This work is currently in process and as of June 30, 2009, Puerto Rico planning and development activities had a remaining commitment of $2,487,000, all of which is expected to be incurred over the next nine months.  Our $10,000,000 credit facility, which matures on August 31, 2009, will be used to fund these expenditures assuming the Company is able to successfully extend this facility otherwise the Company will fund these committment using cash or debt facilities.

In addition to the activity noted above, we may seek additional development loans and permanent mortgages for continued development and expansion of other parts of St. Charles and Parque Escorial, potential opportunities in Florida and other potential rental property opportunities.

There has been a current reduction in the demand for residential real estate in the Parque Escorial markets.  Management has also noted a current reduction in the demand for commercial properties.  Sustained reductions in demand for our commercial property would adversely impact our cash flows.

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

In August 2005, the Company signed a Memorandum of Understanding (“MOU”) with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and will house a planned entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008 and $2,000,000 in March 2009.  These bonds bear interest rates ranging from 4.9% to 8%, for a blended rate of 5.3%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  As of June 30, 2009, $3,776,000 of these bond proceeds were recorded as a receivable and available to fund the related infrastructure.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

In December 2006, the Company reached an agreement with the County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the three months ended June 30, 2009 and 2008, the Company recognized $11,000 and $32,000, respectively, of interest income on these escrowed funds.

On April 14, 2006, the Company closed a three-year, $14,000,000 revolving line of credit loan (the “Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The Revolver bears interest at the Prime rate plus 1.25% (4.50% at June 30, 2009) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  As of June 30, 2009, $3,046,000 was outstanding on the this facility which is scheduled to be repaid quarterly as follows:  third quarter payment of $300,000 on September 30, 2009; fourth quarter payment of $2,200,000 on December 31, 2009; and the remaining balance of approximately $571,000 in the first quarter of 2010.  Under the terms of the Revolver, the Company is required to comply with certain financial covenants, including a minimum net worth covenant.  As of June 30, 2009, the Company failed to meet the minimum net worth covenant at the ACPT level as tangible net worth was $2,085,000.  The Company received a waiver of this covenant for the period through March 31, 2010.  The failure to meet this covenant did not impact any other debt agreements.

On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at the Prime Rate (3.25% at June 30, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of June 30, 2009, $3,314,000 was outstanding under this facility leaving $351,000 available to fund completion of the building.  As of June 30, 2009, the building was substantially complete.

Recourse Debt - Puerto Rican Land Development Operations

Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a $10,000,000 recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of June 30, 2009.  The line of credit bears interest at a fluctuating rate equivalent to the LIBOR Rate plus 225 basis points (3.51% at June 30, 2009) and matures on August 31, 2009.  The facility is currently being used to fund the development of infrastructure in Parque Escorial, specifically the development of our Hilltop project, as well as Parque El Comandante.  The outstanding balance of this facility on June 30, 2009 was $6,128,000.  As of August 31, 2009, the Company anticipates that the balance outstanding on this facility will be approximately $8,300,000.   While the Company will seek to extend this loan and ultimately refinance the line into a construction loan for the development of residential condominiums or extend the term of the facility, the current state of the credit market may prevent these plans from occurring.  IGP provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of default, the lender’s sole recourse is to foreclose on the property.

Non-Recourse Debt - U.S. Operating Real Estate Operations

As more fully described in Note 5 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of June 30, 2009, approximately 38% of this debt is secured by the Federal Housing Administration ("FHA").  Material changes during 2008 to the non-recourse debt consists of newly acquired debt and the refinancing of existing debt.  There were no significant changes to our non-recourse debt obligations for our U.S. Operating Real Estate Operations during the six and three months ended June 30, 2009.

Non-Recourse Debt - Puerto Rican Operating Real Estate Operations

As more fully described in Note 5 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.  As of June 30, 2009, approximately 1% of this debt is secured by the FHA.

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

On June 30, 2009, the Company successfully refinanced the existing mortgage on the Monserrate Associates apartment property.  The new mortgage for $10,920,000 is a 58-month term loan, with an amortization schedule of 25 years, maturing on April 30, 2014.  The loan bears interest at prime plus 300 basis points (6.25% as of June 30, 2009), with a balloon payment of $10,055,000 at the maturity date.  The refinancing generated net cash of approximately $4,000,000, which is currently being set aside in accordance with the provisions of the Company’s IGP LP sale agreement.  The proceeds from this refinance will benefit the purchasers of IGP LP.

There were no other significant changes to our non-recourse debt obligations for our Puerto Rican Operating Real Estate Operations during the three months ended June 30, 2009.

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

As of June 30, 2009, as required by the provisions of FIN 48, the Company has $15,292,000 recorded as FIN 48 accrued income tax liabilities and $4,861,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

In October 2008, the Company entered into an agreement with Surrey Homes to contribute $2,000,000 over the next year in exchange for a 50% ownership interest in Surrey Homes.  As of June 30, 2009, the Company is committed to contributing $500,000 during the third quarter of 2009.

ITEM 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2009, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the Securities Exchange Commission is recorded, processed, summarized and reported on a timely basis.

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

See the information under the heading "Legal Matters" in Note 6 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.	RISK FACTORS

There has been no material change in the Company’s risk factors from those outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACPT held its 2009 Annual Meeting of Shareholders on June 3, 2009.  At the meeting, shareholders voted on the election of three trustees to serve a three year term expiring at the 2012 Annual Meeting; to amend the Company’s Amended and Restated Declaration of Trust; and to adopt the Company’s 2009 Share Incentive Plan.  The results of the voting were as follows:

Trustee	Term	Votes For	Votes Withheld
Thomas E. Green	2012 Annual Meeting	4,737,400	550
Antonio Ginorio	2012 Annual Meeting	4,737,500	550
Stephen K. Griessel	2012 Annual Meeting	4,737,200	550

Other Items
Amended and Restated Declaration of Trust		4,972,900	9,900
2009 Share Incentive Plan		3,077,400	1,662,300

For nominees to be elected, each must receive an affirmative vote of the majority of the Company’s outstanding shares.  Under the standard, Messrs. Green, Ginorio, and Griessel were elected.  The terms of Donald J. Halldin, Ross B. Levin, Michael E. Williamson, J. Michael Wilson, and Thomas J. Shafer continued after the meeting and each continue to serve as a trustee.

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

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: August 14, 2009	By:	/s/ Stephen Griessel
Stephen Griessel Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Financial Officer