Form 10-Q
period 2009-09-30
AMERICAN COMMUNITY PROPERTIES TRUST
filed 2009-11-16
CIK 1065645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  / /    No  /x/

As of November 1, 2009, there were 5,622,660 common shares outstanding.

AMERICAN COMMUNITY PROPERTIES TRUST
FORM 10-Q
SEPTEMBER 30, 2009

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)
	2009	2008
Revenues
Rental property revenues	$25,772	$25,406
Community development-land sales	6,992	6,457
Homebuilding-home sales	246	3,476
Management and other fees, substantially all from related entities	219	208
Reimbursement of expenses related to managed entities	177	1,106
Total revenues	33,406	36,653

Expenses
Rental property operating expenses	11,454	11,497
Cost of land sales	5,196	5,218
Cost of home sales	217	2,694
General, administrative, selling and marketing	7,304	7,380
Depreciation	3,829	3,855
Expenses reimbursed from managed entities	177	1,106
Total expenses	28,177	31,750

Operating Income	5,229	4,903

Other income (expense)
Interest and other income	262	497
Equity in earnings from unconsolidated entities	302	489
Interest expense	(8,120)	(7,460)

Loss before benefit for income taxes	(2,327)	(1,571)
Benefit for income taxes	(1,604)	(1,037)

Loss from continuing operations	(723)	(534)
Income from discontinued operations
(less applicable income taxes of $797 and $44, respectively)	1,338	224
Gain on sale of discontinued operations (less applicable income taxes of $10,453)	25,351	-
Total discontinued operations	26,689	224

Consolidated net income (loss)	25,966	(310)
Less: Net income attributable to noncontrolling interest	704	1,691
Net income (loss) attributable to ACPT	$25,262	$(2,001)

Income (loss) per common share – Basic and Diluted
Loss from continuing operations	$(0.13)	$(0.11)
Discontinued operations	5.02	0.05
Income attributable to noncontrolling interest	(0.13)	(0.32)
Income (loss) applicable to common shareholders	$4.76	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	5,312	5,215
Cash dividends per common share	$-	$-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share amounts)
(Unaudited)
	2009	2008
Revenues
Rental property revenues	$8,600	$8,526
Community development-land sales	3,462	460
Homebuilding-home sales	246	494
Management and other fees, substantially all from related entities	109	68
Reimbursement of expenses related to managed entities	(366)	344
Total revenues	12,051	9,892

Expenses
Rental property operating expenses	3,981	3,779
Cost of land sales	2,552	493
Cost of home sales	197	394
General, administrative, selling and marketing	2,964	2,309
Depreciation	1,249	1,132
Expenses reimbursed from managed entities	(366)	344
Total expenses	10,577	8,451

Operating Income	1,474	1,441

Other income (expense)
Interest and other income	56	136
Equity in earnings from unconsolidated entities	96	159
Interest expense	(2,614)	(2,465)

Loss before benefit for income taxes	(988)	(729)
Benefit for income taxes	(574)	(762)

(Loss) income from continuing operations	(414)	33
Loss from discontinued operations (less applicable income taxes of $178 and ($370), respectively)	(950)	(293)
Gain on sale of discontinued operations (less applicable income taxes of $10,453)	25,351	-
Total discontinued operations	24,401	(293)

Consolidated net income (loss)	23,987	(260)
Less: Net (loss) income attributable to noncontrolling interest	(588)	370
Net income (loss) attributable to ACPT	24,575	(630)

Earnings (loss) per share –Basic and Diluted
Loss from continuing operations	$(0.07)	$-
Discontinued operations	4.59	(0.05)
(Loss) income attributable to noncontrolling interest	0.11	(0.07)
Income (loss) applicable to common shareholders	$4.63	$(0.12)

Weighted average shares outstanding:
Basic and diluted	5,312	5,222
Cash dividends per share	$-	$-
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	As of September 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
ASSETS:
Investments in real estate, at cost:
Operating real estate, net of accumulated depreciation
of $83,007 and $79,379, respectively	$80,506	$82,918
Land and development costs	98,357	96,266
Condominiums under construction	1,606	1,745
Rental projects under construction or development	24,075	4,564
Investments in real estate, net	204,544	185,493

Property and related assets held for sale	36,961	93,628

Cash and cash equivalents	21,507	24,035
Restricted cash and escrow deposits	10,127	9,500
Investments in unconsolidated real estate entities	6,363	5,121
Receivable from bond proceeds	2,525	2,052
Accounts receivable, net	1,183	992
Deferred tax assets	28,208	28,540
Property and equipment, net of accumulated depreciation	630	898
Deferred charges and other assets, net of amortization of
$3,823 and $2,764, respectively	7,071	4,934
Total Assets	$319,119	$355,193

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Non-recourse debt	$180,148	$168,221
Recourse debt	37,596	39,416
Accounts payable and accrued liabilities	20,795	19,553
Deferred income	1,561	200
Deferred tax liability	2,296
Accrued current income tax liability	18,301	14,754
Liabilities related to assets held for sale	31,304	111,812
Total Liabilities	292,001	353,956

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 5)

SHAREHOLDERS’ EQUITY
ACPT’s shareholders equity:
Common shares, $.01 par value, 10,000,000 shares authorized,
5,622,660 and 5,229,954 shares issued and outstanding
as of September 30, 2009 and December 31, 2008	56	52
Treasury stock, 67,709 shares at cost	(376)	(376)
Additional paid-in capital	19,224	18,144
Retained earnings (deficit)	8,783	(16,479)
Total ACPT shareholders’ equity	27,687	1,341
Noncontrolling interests	(569)	(104)
Total Shareholders’ Equity	27,118	1,237
Total Liabilities and Shareholders’ Equity	$319,119	$355,193
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	ACPT Shareholders’ Equity
	Common Shares			Additional		Non-	Total
		Par	Treasury	Paid-in	Retained	Controlling	Shareholders’
	Number	Value	Stock	Capital	Deficit	Interest	Equity

Balance December 31, 2008	5,229,954	$52	$(376)	$18,144	$(16,479)	$(104)	$1,237
Net income attributable to ACPT	-	-	-	-	25,262	-	25,262
Net income attributable to noncontrolling interests	-	-	-	-	-	5,150	5,150
Dividends paid to noncontrolling interests	-	-	-	-	-	(5,615)	(5,615)
Issuance of common shares	392,706	4	-	(4)	-	-	-
Equity Compensation	-	-	-	1,084	-	-	1,084
Balance September 30, 2009 (unaudited)	5,622,660	$56	$(376)	$19,224	$8,783	$(569)	$27,118
The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Consolidated net income (loss)	$25,966	$(310)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,829	7,511
Provision (benefit) for deferred income taxes	679	(703)
Equity in earnings from unconsolidated entities	(174)	(489)
Distribution of earnings from unconsolidated entities	476	490
Cost of land sales	5,196	5,251
Cost of home sales	217	2,694
Write-down of assets	882	-
Stock based compensation expense	1,117	91
Amortization of deferred loan costs	699	633
Gain on sale of discontinued operations, net of income taxes	(23,285)	-
Changes in accounts receivable	(281)	717
Additions to land and development costs	(10,917)	(19,992)
Additions to condominiums under construction	(78)	(151)
Change in deferred income	1,361	(197)
Change in deferred charges and other assets	(36)	(248)
Changes in accounts payable, accrued liabilities	(3,231)	(2,265)
Net cash provided by (used in) operating activities	2,420	(6,968)

Cash Flows from Investing Activities
Investment in rental projects under construction or development	(11,411)	(2,866)
Change in investments - unconsolidated entities	(1,544)	51
Net deposits to restricted cash	(554)	(191)
Additions to operating real estate, net	(2,844)	(2,561)
Proceeds received upon sale of discontinued operations	7,864	-
Net purchase of other assets	(3,565)	(91)
Net cash used in investing activities	(12,054)	(5,658)

Cash Flows from Financing Activities
Cash proceeds from debt financing	20,019	6,386
Payment of debt	(7,541)	(2,888)
County Bonds proceeds, net of undisbursed funds	243	5,106
Payments of distributions to noncontrolling interests	(5,615)	(1,587)
Net cash provided by financing activities	7,106	7,017
Net Decrease in Cash and Cash Equivalents	(2,528)	(5,609)
Cash and Cash Equivalents, Beginning of Period	24,035	24,912
Cash and Cash Equivalents, End of Period	$21,507	$19,303

The accompanying notes are an integral part of these consolidated statements.

AMERICAN COMMUNITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION

American Community Properties Trust (“ACPT”) is a self-managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding.  ACPT’s operations are primarily concentrated in the Washington, D.C. metropolitan area and Puerto Rico and are carried out through its U.S. subsidiaries, American Rental Properties Trust (“ARPT”), American Rental Management Company ("ARMC "), American Land Development, Inc. ("ALD") and their subsidiaries and its Puerto Rican subsidiary, IGP Group Corp. ("IGP Group").

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

The Company consolidates entities that are not variable interest entities, as defined by Financial Accounting Standard Board Accounting Standards Codification (“FASB ASC”) Topic 810, “Consolidation” (FASB Interpretation No. 46(R)), in which it owns, directly or indirectly, a majority voting interest in the entity.  In addition, the Company consolidates entities, regardless of ownership percentage, in which the Company serves as the general partner and the limited partners do not have substantive kick-out rights or substantive participation rights in accordance with FASB ASC Topic 810, “Control of Partnership and Similar Entities” (Emerging Issues Task Force Issue 04-05)  The assets of consolidated real estate partnerships not 100% owned by the Company are generally not available to pay creditors of the Company.

The consolidated group includes ACPT and its four major subsidiaries, ARPT, ARMC, ALD, and IGP Group.  In addition, the consolidated group includes the following other entities:

American Housing Management Company	LDA Group, LLC
American Housing Properties L.P.	Milford Station I, LLC
Bannister Associates Limited Partnership	Milford Station II, LLC
Coachman's Apartments, LLC	New Forest Apartments, LLC
Crossland Associates Limited Partnership	Nottingham South, LLC
Escorial Office Building I, Inc.	Owings Chase, LLC
Essex Apartments Associates Limited Partnership	Palmer Apartments Associates Limited Partnership
Fox Chase Apartments, LLC	Prescott Square, LLC
Gleneagles Apartments, LLC	St. Charles Community, LLC
Headen House Associates Limited Partnership	Sheffield Greens Apartments, LLC
Huntington Associates Limited Partnership	Torres del Escorial, Inc.
Interstate Commercial Properties, Inc.	Village Lake Apartments, LLC
IGP Property Holdings, LLC	Wakefield Terrace Associates Limited Partnership
Lancaster Apartments Limited Partnership	Wakefield Third Age Associates Limited Partnership
Land Development Associates S.E.

The Company’s investments in entities that it does not control are recorded using the equity method of accounting.  Refer to Note 3 for further discussion regarding Investments in Unconsolidated Real Estate Entities.

Interim Financial Reporting

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company has no items of other comprehensive income for any of the periods presented. In the opinion of management, these unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present a fair statement of results for the interim period. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008.  The operating results for the nine and three months ended September 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. Net income (loss) per share is calculated based on weighted average shares outstanding.

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

Sales, Profit Recognition and Cost Capitalization

In accordance with FASB ASC 360, “Real Estate Sales”, and 976, “Real Estate – Retail Land”, (Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,”) community development land sales and multifamily rental property sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and ACPT has no significant continuing involvement.  Under the provisions of FASB ASC 360, related to condominium sales, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Accordingly we recognize revenues and costs upon settlement with the homebuyer which does not occur until after we receive use and occupancy permits for the building.

     The costs of developing the land are allocated to our land assets and charged to cost of sales as the related inventories are sold using the relative sales value method which rely on estimated costs and sales values.   In accordance with FASB ASC 970,”Real Estate Project Costs” (SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects"), the costs of acquiring and developing land are allocated to these assets and charged to cost of sales as the related inventories are sold. Within our homebuilding operations, the costs of acquiring the land and construction of the condominiums are allocated to these assets and charged to cost of sales as the condominiums are sold.  The cost of sales is determined by the percentage of completion method.  The Company considers interest expense on all debt available for capitalization to the extent of average qualifying assets for the period.  Interest specific to the construction of qualifying assets, represented primarily by our recourse debt, is first considered for capitalization.  To the extent qualifying assets exceed debt specifically identified, a weighted average rate including all other debt is applied.  Any excess interest is reflected as interest expense.

Impairment of Long-Lived Assets and Adjustments to Assets Held for Sale

ACPT carries its rental properties, homebuilding inventory, land and development costs at the lower of cost or fair value in accordance with FASB ASC 360, “Impairment or Disposal of Long-Lived Assets” (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.")  For real estate assets such as our rental properties which the Company plans to hold and use, which includes property to be developed in the future, property currently under development and real estate projects that are completed or substantially complete, we evaluate whether the carrying amount of each of these assets will be recovered from their undiscounted future cash flows arising from their use and eventual disposition.  If the carrying value were to be greater than the undiscounted future cash flows, we would recognize an impairment charge to the extent the carrying amount is not recoverable.  Our estimates of the undiscounted operating cash flows expected to be generated by each asset are performed on an individual project basis and based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition, changes in market rental rates, and costs to operate and complete each project.

Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized while classified as held for sale. Fair value of assets held for sale is based on estimated future cash flows, which includes expected proceeds to be received. ACPT recognizes a loss for any initial or subsequent write-down to fair value less costs to sell and recognizes a gain for any subsequent increase in fair value less costs to sell, up to the cumulative loss previously recognized. During the nine months ended September 30, 2009, ACPT recognized a loss on write-down to fair value less cost to sell of $882,000 related to the revaluation of the Baltimore properties.   This impairment is included in income from discontinued operations on the Consolidated Statement of Operations.  The Company has binding agreements for two of the five properties (Milford I and II) subject to loan assumption and continues to market Nottingham, Owings Chase and Prescott Square.  As a result, the Company revised its estimated sales values determined though discussions with our broker, which represent Level 3 inputs under the fair value hierarchy in FASB ASC 820, “Fair Value Measurements” (SFAS No. 157, “Fair Value Measurements”), and an asset write-down was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value less costs to sell.

The Company evaluates, on an individual project basis, whether the carrying value of its substantially completed real estate projects, such as our homebuilding inventory that are to be sold, will be recovered based on the fair value less cost to sell.  If the carrying value were to be greater than the fair value less costs to sell, we would recognize a charge to the extent the carrying amount is not recoverable.  Our estimates of the fair value less costs to sell are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, comparable sales, demand for commercial and residential lots and competition.  The Company performed similar reviews for land held for future development and sale considering such factors as the cash flows associated with future development expenditures.  Should this evaluation indicate that an impairment has occurred, the Company will record an impairment charge equal to the excess of the historical cost over fair value less costs to sell.  There were no impairment charges for the nine months ended September 30, 2009 and 2008.

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

As of September 30, 2009, the Company had cash and cash equivalents of $21,507,000 and restricted cash of $10,127,000.  Included in the Company’s cash and cash equivalents is $3,908,000 of cash located within multifamily apartment entities, over which the Company does not have direct control.  Cash flow from our consolidated apartment properties whose mortgage loans are insured by the Federal Housing Authority ("FHA"), or financed through the housing agencies in Maryland, Virginia or Puerto Rico (the "Financing Agencies,") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies.

Depreciable Assets and Depreciation

The Company's operating real estate is stated at cost and includes all costs related to acquisitions, development and construction.  The Company makes assessments of the useful lives of our real estate assets for purposes of determining the amount of depreciation expense to reflect on our income statement on an annual basis. The assessments, all of which are judgmental determinations, are as follows:

•	Buildings and improvements are depreciated over five to forty years using the straight-line or double declining balance methods;
•	Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method;
•	Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or their estimated useful life; and
•	Maintenance and other repair costs are charged to operations as incurred.

Operating Real Estate

The table below presents the major classes of depreciable assets as of September 30, 2009 and December 31, 2008 (in thousands):
	September 30, 2009	December 31, 2008
	(Unaudited)
Building	$131,192	$135,067
Building improvements	10,020	8,313
Equipment	9,892	6,912
	151,104	150,292
Less: Accumulated depreciation	83,007	79,379
	68,097	70,913
Land	12,409	12,005
Operating properties, net	$80,506	$82,918

Other Property and Equipment

In addition, the Company owned other property and equipment of $630,000 and $920,000, net of accumulated depreciation of $2,001,000 and $2,553,000, respectively, as of September 30, 2009 and December 31, 2008, respectively.  The balance at December 31, 2008 includes $22,000 which has been reallocated to property and related assets held for sale.

Depreciation

Total depreciation expense was $3,829,000 and $7,511,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2008, $3,656,000 has been reclassified as discontinued operations. Total depreciation expense was $1,249,000 and $2,469,000 for the three months ended

September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2008, $1,337,000 has been reclassified as discontinued operations.

Impact of Recently Adopted Accounting Standards

In June 2009, the FASB made the FASB Accounting Standards Codification (“Codification”) (FASB ASC 105 / SFAS No. 168) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. FASB ASC was effective for the interim period ending September 30, 2009, and required us to change certain disclosures in our financial statements to reflect Codification references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of FASB ASC did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FASB ASC 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under FASB ASC 718, “Stock Compensation”( SFAS No. 123(R)). We adopted the recognition and disclosure provisions of FASB ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. Effective January 1, 2009, we adopted the provisions for all other nonfinancial assets and nonfinancial liabilities which did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB ASC 810, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160") which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests are now reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, FASB ASC requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, FASB ASC provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  It requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FASB ASC 810 shall be applied prospectively.   The Company adopted FASB ASC 810 on January 1, 2009.  The effect of adoption was a reclassification of Minority Interest, historically shown in liabilities, to a new line item, Noncontrolling Interests, included in shareholders’ equity, and the reclassification of Minority Interest from Retained Deficit as it represented distributions and losses in excess of basis.

The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net income that would have been attributed to the Company’s shareholders for the nine and three months ended September 30, 2009, prior to their amendment by FASB ASC 810 (in thousands, except per unit amounts):

	Nine months	Three Months
Loss from continuing operations	$(2,207)	$(1,211)
Income from discontinued operations	26,689	26,600
Pro forma net income attributable to ACPT’s shareholders	$24,482	$25,389

Basic and diluted earnings (loss) per common share
Loss from continuing operations	$(0.41)	$(0.23)
Income from discontinued operations	5.02	5.01
Pro forma net income attributable to ACPT’s shareholders	$4.61	$4.78

The FASB issued FASB ASC 805, “Business Combinations” (“SFAS 141R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The Company adopted these changes on January 1, 2009, and it did not have a material impact on the Company’s results from operations.

In December 2008, the FASB issued FASB ASC 860, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP No. FAS 140-4 and FIN 46(R)-8). This requires public entities to provide additional disclosures about transfers of financial assets and requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. See Note 3 for the required disclosures.

In April 2009, the FASB updated FASB ASC 820, “Fair Value Measurements and Disclosures” (“FSP FAS 157-4”) which provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. The update also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value.  The Company adopted these updates effective April 1, 2009.  There was not a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB also updated FASB ASC 820, “Fair Value Measurements and Disclosures”, (FSP FAS 107-1 and APB 28-1) to expand the fair value disclosure requirements to include interim periods and require these disclosures in summarized financial information in interim reporting periods. The Company adopted these updates effective April 1, 2009.  In August 2009, ASC No. 2009-05 was issued amending Subtopic 820-10, Fair Value Measurements and Disclosures, to provide clarity and guidance on the fair value measurement of liabilities.

The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items and represents Level 1 under the fair value hierarchy in FASB ASC 820.

The fair value of our non-recourse and recourse debt is sensitive to fluctuations in interest rates.  As of September 30, 2009, the book value of long-term fixed rate debt was $242,231,000, and the fair value of total debt was $260,426,000.  As of December 31, 2008, the book value of long-term fixed rate debt was $294,721,000, and the fair value of total debt was $343,076,000.  Fair value was determined by discounting future cash flows using borrowing rates currently available to the Company for debt with similar terms and maturities.  This represents Level 3 under the fair value hierarchy FASB ASC 820.

In May 2009, the FASB updated FASB ASC 855, “Subsequent Events” (SFAS No. 165) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement details the period after the balance sheet date during which management shall evaluate events or transactions, the circumstances under which an entity shall recognize events or transactions in its financial statements, and the disclosures that an entity shall make about events and transactions that occurred after the balance sheet date.  We adopted these updates effective April 1, 2009.  See Note 13 for required disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which provides certain changes to the evaluation of a variable interest entity (“VIE”) including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The statement is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

(3)	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company accounts for investments in unconsolidated real estate entities that are not considered VIEs under FASB ASC 810 (FIN 46R) in accordance with FASB ASC 970, (SOP 78-9) and FASB ASC 323 (APB Opinion No. 18).  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  For the entities that are considered VIEs, the Company performs an assessment to determine the primary beneficiary of the entity based on a probability weighted cash flow analysis.  The Company accounts for VIEs in which the Company is not a primary beneficiary and does not bear a majority of the risk of expected loss in accordance with the equity method of accounting.

Apartment Partnerships

The unconsolidated apartment partnerships as of September 30, 2009 and 2008 included Brookside Gardens Limited Partnership (“Brookside”) and Lakeside Apartments Limited Partnership (“Lakeside”) that collectively represent 110 rental units.  We have determined that these two entities are VIEs.  However, the Company is not required to consolidate the partnerships due to the fact that the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  The Company holds an economic interest in Brookside and Lakeside but, as a general partner, we have significant influence over operations of these entities that is disproportionate to our economic ownership.  In accordance with FASB ASC, these investments are accounted for under the equity method.  The Company is exposed to losses consisting of our net investment, loans and unpaid fees for Brookside of $264,000 and $246,000 and for Lakeside of $135,000 and $165,000 as of September 30, 2009 and December 31, 2008, respectively.  All amounts are fully reserved and, accordingly, there is no carrying value associated with the Company’s investments in these unconsolidated real estate entities for the periods presented.  Pursuant to the partnership agreement for Brookside, the Company, as general partner, is responsible for providing operating deficit loans to the partnership in the event that it is not able to generate sufficient cash flows from its operating activities.  The Company’s involvement with Brookside and Lakeside has not had a material affect on the Company’s financial position, financial performance and cash flows.

Commercial Partnerships

The Company holds a limited partner interest in a commercial property in Puerto Rico that it accounts for under the equity method of accounting.  ELI, S.E. ("ELI"), is a partnership formed for the purpose of constructing a building for lease to the State Insurance Fund of the Government of Puerto Rico.  ACPT contributed the land in exchange for $700,000 and a 27.82% ownership interest in the partnership's assets, equal to a 45.26% interest in cash flow generated by the 30 year lease of the building.

Land Development/Homebuilding Joint Ventures

In October 2008, the Company entered into an agreement with Surrey Homes, LLC (“Surrey Homes”) to contribute $2,000,000, which was paid as of September 30, 2009, in exchange for a 50% ownership interest of the Series A Units in Surrey Homes.  Surrey Homes’ business model is focused on providing affordable quality homes with the lowest ongoing cost of maintenance through energy efficiency and other green initiatives.  Surrey Homes is establishing itself as a low overhead, lot option home builder.

We have determined that our investment in Surrey Homes is a VIE under FASB ASC 810; however, we are not required to consolidate Surrey Homes as the Company is not the primary beneficiary and does not bear the majority of the risk of expected losses.  In accordance with FASB ASC, this investment is accounted for under the equity method, and as of September 30, 2009 and December 31, 2008, represented $1,778,000 and $489,000 of the Company’s investments in unconsolidated real estate entities, respectively.  The Company is exposed to total losses consisting of our cumulative initial investment of $2,000,000.  Other than funding the equity investment, the Company’s involvement in Surrey Homes has not materially affected the Company’s financial position, financial performance and cash flows.

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

	Apartment	Commercial
	Properties	Property	Homebuilding	Total
	(in thousands)
Summary of Financial Position
Total Assets
September 30, 2009	$4,688	$27,411	$4,035	$36,134
December 31, 2008	4,781	27,005	2,478	34,264
Total Non-Recourse Debt
September 30, 2009	3,072	22,375	-	25,447
December 31, 2008	3,123	22,380	-	25,503
Total Other Liabilities
September 30, 2009	984	382	17	1,383
December 31, 2008	960	153	-	1,113
Total Equity
September 30, 2009	631	4,654	3,580	8,865
December 31, 2008	698	4,472	2,478	7,648
Company's Investment, net (1)
September 30, 2009	-	4,584	1,778	6,362
December 31, 2008	-	4,632	489	5,121

Summary of Operations
Total Revenue
Nine months ended September 30, 2009	623	2,587	29	3,239
Nine months ended September 30, 2008	620	2,653	-	3,273
Three months ended September 30, 2009	206	850	5	1,061
Three months ended September 30, 2008	202	864	-	1,066
Net Income (Loss)
Nine months ended September 30, 2009	(66)	1,301	(422)	813
Nine months ended September 30, 2008	(97)	1,339	-	1,242
Three months ended September 30, 2009	(16)	425	(196)	213
Three months ended September 30, 2008	(30)	430	-	400
Company's recognition of equity in Earnings (Loss)
Nine months ended September 30, 2009	-	513	(211)	302
Nine months ended September 30, 2008	-	490	-	490
Three months ended September 30, 2009	-	157	(98)	59
Three months ended September 30, 2008	-	159	-	159

Summary of Cash Flows
Cash flows from operating activities
Nine months ended September 30, 2009	130	1,595	(405)	1,320
Nine months ended September 30, 2008	61	1,627	42	1,730
Three months ended September 30, 2009	24	646	(108)	562
Three months ended September 30, 2008	11	650	40	701

Company's share of cash flows from operating activities
Nine months ended September 30, 2009	1	722	(202)	521
Nine months ended September 30, 2008	1	736	21	758
Three months ended September 30, 2009	-	293	(103)	190
Three months ended September 30, 2008	-	294	20	314
Operating cash distributions
Nine months ended September 30, 2009		1,115	-	1,115
Nine months ended September 30, 2008	-	1,194	-	1,194
Three months ended September 30, 2009	-	409	-	409
Three months ended September 30, 2008	-	421	-	421
Company's share of operating
cash distributions
Nine months ended September 30, 2009		524	-	524
Nine months ended September 30, 2008	-	541	-	541
Three months ended September 30, 2009	-	186	-	186
Three months ended September 30, 2008	-	191	-	191

Notes:
(1)	Represents the Company's net investment, including assets and accrued liabilities in the consolidated balance sheet for unconsolidated real estate entities.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding assets, receivables, investment properties, investments in partnerships, and rental properties.  The following table summarizes the indebtedness of the Company at September 30, 2009 and December 31, 2008 (in thousands):

	Maturity	Interest	Outstanding as of
	Dates	Rates	September 30,	December 31,
	From/To	From/To	2009	2008
			(Unaudited)	(Audited)
Recourse Debt
Community Development (a)(b)(c)(d)	03-31-10/06-01-23	3.25%/8%	$ 37,483	$ 39,232
General obligations (e)	02-21-12/03-13-12	Non-interest
		bearing/8.55%	113	184
Total Recourse Debt			37,596	39,416

Non-Recourse Debt (f)(g)(h)
Investment Properties	12-01-13/07-01-50	4.95%/7.33%	180,148	168,221
Held for Sale – Non-Recourse Debt	11-01-14/05-01-16	5.3%/5.9%	29,889	107,899
Total Non-Recourse Debt			210,037	276,120
Total Debt			$ 247,633	$ 315,536

a.
As of September 30, 2009, $25,948,000 of the community development recourse debt is owed to the Charles County Commissioners and relates to the general obligation bonds issued by the Charles County government, that have 15 year amortization of maturities with the earliest occurring in June, 2019, as described in detail under the heading "Financial Commitments" in Note 5.  As of September 30, 2009, the Company has a receivable balance related to the bonds of $2,525,000.

b.
On April 14, 2006, the Company closed a three year, $14,000,000 revolving acquisition and development loan (“the Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The loan bears interest at Prime plus 1.25% (4.5% at September 30, 2009) and matures on March 31, 2010.  As of September 30, 2009, $1,946,000 was outstanding on the Revolver.

c.

Land Development Associates, S.E (“LDA”) had a $10,000,000 revolving line of credit that matured on August 31, 2009 but was extended to December 31, 2010.  As part of the extension, the Company agreed to reduce the overall facility limit to $7,500,000 with the available credit to be used to fund remaining Hilltop development, certain retainage due and  up to $500,000 to be used to fund future interest payments due under the facility.  In addition, the facility now bears interest at Prime plus 1.5% but not less than 5.5%.  The outstanding balance of this facility on September 30, 2009, was $6,247,000.

d.
On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at Wall Street Journal published Prime Rate (3.25% at September 30, 2009).  At the end of the two-year construction period, the Company may convert the loan to a 5-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of September 30, 2009, $3,342,000 was outstanding under this facility leaving $258,000 available to fund completion of the building.  However, the lender requested that the outstanding balance of the loan be reduced to 80% of the “as-is” value of the building, requesting a reduction of $782,000 before November 20, 2009.

e.
The general recourse debt outstanding as of September 30, 2009 is made up of various capital leases outstanding within our U.S. and Puerto Rico operations, as well as installment loans for vehicles and other miscellaneous equipment.

f.
The non-recourse debt related to the investment properties is collateralized by the multifamily rental properties and the office building in Parque Escorial.  As of September 30, 2009, approximately $76,279,000 of this debt was secured by the Federal Housing Administration ("FHA") or the Maryland Housing Fund.

g.
On May 12, 2008, IGP agreed to provide a fixed charge and debt service guarantee related to the Escorial Office Building I, Inc. (“EOB”) mortgage.  The fixed charge and debt service guarantee requires IGP Group to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.

h.
On January 28, 2009, the Company completed the initial closing of a 6.9%, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in St. Charles' Fairway Village (“Fairway Village”).  As of September 30, 2009, the balance on the loan was $13,654,000.

The Company’s loans contain various financial, cross collateral, cross default, technical and restrictive provisions.  With the exception of a loan to value covenant related to the office building construction loan as noted in footnote d. above, as of September 30, 2009, the Company is in compliance with its financial covenants.

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

As of September 30, 2009, ACPT had purchased $11,904,000 of surety bonds for the completion of land development projects with Charles County with maturity dates ranging from November 6, 2009 to November 8, 2010; substantially all of which are for the benefit of the Charles County Commissioners.

Consulting Agreements and Severance Arrangements

ACPT entered into a consulting agreement with Carlos Rodriguez, the former Executive Vice President and Chief Executive Officer for IGP Group, a wholly owned Puerto Rico subsidiary of ACPT, effective July 1, 2008.  Under the terms of this consulting agreement, the Company will pay Mr. Rodriguez $100,000 per year through June 2010.  Payments under this consulting agreement were fully accrued as of December 31, 2008.

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

Gleneagles Construction Contract

On January 28, 2009, the Company completed the initial closing of a 6.9%, $25,045,000 non-recourse construction loan to fund the construction costs for a new apartment property in Fairway Village.  As of September 30, 2009, the balance on the loan was $13,654,000.  The Company has entered into a construction contract valued at $18,291,000 to complete the construction of this property.

Guarantees

ACPT and its subsidiaries typically provide guarantees for another subsidiary's loans. In many cases more than one company guarantees the same debt. Since all of these companies are consolidated, the debt or other financial commitment made by the subsidiaries to third parties and guaranteed by ACPT, is included within ACPT's consolidated financial statements.  As of September 30, 2009, ACPT had guaranteed $37,483,000 of such debt.  The guarantees will remain in effect until the debt service is fully repaid by the respective borrowing subsidiary.  The terms of the debt service guarantees outstanding range from one to nine years.   We do not expect any of these guarantees to impair the individual subsidiary or the Company's ability to conduct business or to pursue its future development plans.

Legal Matters

On September 25, 2009, the Company announced that it had entered into an agreement and plan of merger whereby FCP Fund I, L.P. (“FCP”) would acquire 100% of the outstanding common shares of the Company for a price of $7.75 per share, payable in cash, for aggregate consideration of approximately $43,600,000.  On October 2, 2009, Pennsylvania Avenue Funds, a purported Company shareholder, filed a class action complaint in the Circuit

Court for Charles County, Maryland, against the Company, the Board of Trustees and FCP.  The complaint alleges that the trustees breached their fiduciary duties in connection with the merger.  The complaint further alleges that FCP aided and abetted those breaches of fiduciary duty.  The complaint seeks to enjoin consummation of the merger and also seeks attorneys’ fees and expenses.  On October 23, 2009, Joseph M. Sullivan, a purported Company shareholder, filed a class action complaint in the Circuit Court for Charles County, Maryland, against the Company, the Board of Trustees, FCP and FCP/ACPT Acquisition Company, Inc. (“FCP/ACPT Acquisition Company”). The complaint alleges that the trustees breached their fiduciary duties in connection with the merger.  The complaint further alleges that FCP and FCP/ACPT Acquisition Company aided and abetted those breaches of fiduciary duty.  The complaint seeks to enjoin consummation of the merger and also seeks attorneys’ fees and expenses.

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

In addition, the Company and/or its subsidiaries have been named as defendants, along with other companies, in tenant-related lawsuits.  The Company carries liability insurance against these types of claims that management believes meets industry standards.  To date, payments made to the plaintiffs of the settled cases were covered by our insurance policy.  The Company believes it has strong defenses to these ordinary course claims, and intends to continue to defend itself vigorously in these matters.

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

Certain officers and trustees of ACPT have ownership interests in various entities that conduct business with the Company.  The financial impact of the related party transactions on the accompanying consolidated financial statements is reflected below (in thousands):

CONSOLIDATED STATEMENT OF INCOME:		Nine months Ended September 30,		Three Months Ended September 30,
		2009	2008	2009	2008
Management and Other Fees
Unconsolidated subsidiaries with third party partners	(A)	$31	$32	$10	$11

Rental Property Revenues	(B)	$-	$36	$-	$6

Interest and Other Income
Unconsolidated real estate entities with third party partners		$7	$6	$2	$2

General and Administrative Expense
Reserve additions (reductions) and other write-offs-
Unconsolidated real estate entities with third party partners	(A)	$5	$(2)	$(3)	$7
Reimbursement to IBC for ACPT's share of J. Michael Wilson's salary		318	311	106	104
Reimbursement of administrative costs-
Affiliates of J. Michael Wilson, Chairman		(11)	(14)	(3)	(4)
Consulting Fees-
James J. Wilson, IGC Chairman and Director	(C1)	--	150	--	50
Thomas J. Shafer, Trustee	(C2)	5	45	--	15
		$317	$490	$100	$172

BALANCE SHEET:		Balance September 30, 2009	Balance December 31, 2008
Other Assets
Receivables – All unsecured and due on demand
Unconsolidated subsidiaries		$3	$10
Affiliate of J. Michael Wilson, Chairman		3	2
Total		$6	$12

Additional Paid-in Capital	(C3)	$354	$95

(A)	Management and Other Services
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
3)
A primary shareholder of the Company agreed in principle to provide the Company’s Chief Executive Officer with the economic benefit of 185,550 shares of their common stock as of October 1, 2008 in accordance with the five-year vesting schedule. According to FASB ASC 718, any share-based payments awarded to an employee of the reporting entity by a related party for services provided to the entity are share-based payment transactions unless the transfer is clearly for a purpose other than compensation for services to the reporting entity.  Therefore, in essence, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its employee in exchange for services rendered.   The Company recognized $354,000 and $95,000 in compensation expense in the nine and three months ended September 30, 2009, respectively, related to this grant.

(7)	INCOME TAXES

ACPT’s subsidiaries, ARMC, ALD and ARPT, are subject to federal and state income tax.  ACPT is subject to Puerto Rico income tax on its Puerto Rico source income.

The United States effective tax rates for the nine months ended September 30, 2009 and 2008 were 36% and 30%, respectively.  The United States effective tax rates for the three months ended September 30, 2009 and 2008 were 22% and 37%, respectively.  The statutory tax rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions, certain non-deductible compensation expenses and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2008 was primarily due to a relatively small net loss reported, the related benefit for which was partially offset by accrued taxes and penalties on uncertain tax positions.

The effective tax rates on the Puerto Rico source income for the nine months ended September 30, 2009 and 2008 were 28% and (71%), respectively. The effective tax rates on the Puerto Rico source income for the three months ended September 30, 2009 and 2008 were 29% and 21%, respectively.  The statutory tax rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the nine and three months ended September 30, 2009, was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly-owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

     Due to the potential variability in the anticipated effective tax rate on non-discrete activity and/or discrete taxable events, the company has computed its intraperiod income tax provision for the discrete taxable events and non-discrete activity using a discrete period computation.

The total amount of unrecognized tax benefits as of September 30, 2009, was $13,920,000.  Included in the balance at September 30, 2009, were $40,000 of tax positions that, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands) is as follows:

Unrecognized tax benefit at December 31, 2008	$15,543
Change attributable to tax positions taken during a prior period	(1,600)
Change attributable to tax positions taken during the current period	-
Decrease attributable to settlements with taxing authorities	-
Decrease attributable to lapse of statute of limitations	(23)
Unrecognized tax benefit at September 30, 2009	$13,920

In accordance with our accounting policy, we present accrued interest related to uncertain tax positions as a component of interest expense and accrued penalties as a component of income tax expense on the Consolidated Statement of Income.  Our Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008, included interest expense of $932,000 and $1,031,000, respectively, and penalties of ($41,000) and $58,000, respectively.  Our Consolidated Statements of Income for the three months ended September 30, 2009 and 2008, included interest expense of $287,000 and $298,000, respectively, and penalties of ($15,000) and $20,000, respectively.  Our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, included accrued interest of $5,148,000 and $3,844,000, respectively, and accrued penalties of $1,073,000 and $1,143,000, respectively.

The Company currently does not have any tax returns under audit by the United States Internal Revenue Service or the Puerto Rico Treasury Department.  However, the tax returns filed in the Unites States for the years ended December 31, 2006 through 2008 remain subject to examination.  For Puerto Rico, the tax returns for the years ended December 31, 2005 through 2008 remain subject to examination.  Within the next twelve months, the Company does not anticipate any payments related to settlement of any tax examinations.  There is a reasonable possibility within the next twelve months the amount of unrecognized tax benefits will decrease by $608,000 when the related statutes of limitations expire and certain payments are recognized as taxable income.

Additionally, as a result of holding our partnership interests in certain U.S. multifamily apartment properties over many years there is approximately $45,000,000 of distributions in excess of our partnership basis, related to these holdings.   Should a triggering event take place, such as sale or liquidation of the underlying partnership assets or interests, the Company would be required to recognize taxable income related to this low basis and pay tax accordingly.

(8)	HELD FOR SALE ASSETS

A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale.  Depreciation is suspended during the period the property is held for sale.  The Company has binding agreements for two of the five properties (Milford I and II) subject to loan assumption and continues to market Nottingham, Owings Chase and Prescott Square.  The Company intends to sell all five of these properties and accordingly, believes that held for sale presentation is appropriate.

On August 31, 2009, the Company completed the sale of its wholly-owned subsidiary, Interstate General Properties, LP (“IGP”) to Partners Business Equities, LLC (“PBE”) and its associates for $14,300,000 which was a significant portion of the Company’s Puerto Rican Operating Real Estate segment.  Prior to the sale, IGP was restructured to include only the Company’s general and limited partnership interests in nine partnerships which own twelve properties with 2,653 subsidized apartments in Puerto Rico, as well as the Section 8 affordable housing management contracts.  Included in the sale was $39,805,000 in investments in real estate and $81,051,000 in non-recourse debt as of August 31, 2009.  The Company realized a net gain on the transaction of approximately $25,351,000 and deferred revenues of $1,224,000.  $974,000 in notes receivable has been deferred until paid as the receivable is contingent on PBE refinancing the apartment mortgages, and $250,000 has been deferred as it represents monies held in escrow to cover warranties.  In accordance with FASB ASC 360 (SFAS 144), the Puerto Rican Properties’ assets and related liabilities had been classified as “held for sale” on the Company’s consolidated balance sheet as of December 31, 2008.

As of September 30, 2009, the major classes of assets related to the Baltimore properties included in assets held for sale are $34,674,000 in investments in real estate, $1,130,000 in restricted cash and escrow balances, and $1,149,000 in deferred charges and other assets.  Liabilities related to assets held for sale includes $29,889,000 in non-recourse debt.

In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of operations.  The following is a summary of the components of income from discontinued operations for the nine and three months ended September 30, 2009 and 2008, respectively:

For the nine months ended September 30,	2009	2008
Revenues
Rental property revenues	$19,794	$21,267
Management and other fees	273	360
Total revenues	20,067	21,627

Expenses
Rental property operating expenses	9,756	10,794
General, administrative, selling, and marketing	1,153	1,590
Write-down of assets	882	-
Depreciation expense	-	3,656
Total expenses	11,791	16,040

Operating income	8,276	5,587

Other income (expense)
Gain on sale of discontinued operations (less applicable taxes of $10,453)	25,351	-
Other expenses	(4,914)	(5,319)
Total income (expense)	20,437	(5,319)

Income before provision for income taxes	28,713	268
Provision for income taxes	797	44
Income from discontinued operations	27,916	224
Noncontrolling interest in consolidated entities	(1,227)	(1,306)
Income (loss) from discontinued operations attributable to ACPT	$26,689	$(1,082)

For the three months ended September 30,	2009	2008
Revenues
Rental property revenues	$5,388	$7,210
Management and other fees	30	119
Total revenues	5,418	7,329

Expenses
Rental property operating expenses	2,812	3,595
General, administrative, selling, and marketing	584	611
Write-down of assets	43	-
Depreciation expense	-	1,337
Total expenses	3,439	5,543

Operating Income	1,979	1,786

Other income (expense)
Gain on sale of discontinued operations (less applicable income taxes of $10,453)	25,351	-
Other expenses	(1,524)	(1,760)
Total other income (expense)	23,827	(1,760)

Income before provision for income taxes	25,806	26
Provision for income taxes	178	319
Income (loss) from discontinued operations	25,628	(293)
Noncontrolling interest in consolidated entities	(1,227)	(370)
Income (loss) from discontinued operations attributable to ACPT	$24,401	$(663)

(9)	SEGMENT INFORMATION

ACPT operates in two principal lines of business: Operating Real Estate and Land Development.  The Operating Real Estate segment is comprised of ACPT’s investments in rental properties and property management services; whereas, the Land Development segment is comprised of ACPT’s community development and homebuilding services.  This represents a change from ACPT’s historical financial reporting practice of evaluating the company solely based on geographical location.  During the fourth quarter of 2008, the Company had a change in senior management.   The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss.  Segment net operating income is generally defined as segment revenues less direct segment operating expenses.  Management is now evaluating the Company based on its operating lines of business, Operating Real Estate and Land Development.  While ACPT continues to report operating results on a consolidated basis, it also now reports separately the operating results of its two lines of business.  The Company has reclassified its segment presentation for 2008 to include the results of these segments.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating Real Estate

The Operating Real Estate segments in the U.S. and Puerto Rico are comprised of investments in rental properties and property management services.  The Operations are managed through ARPT, ARMC, and IGP, a wholly owned subsidiary of IGP Group Corp., which is a wholly owned subsidiary of ACPT.  ARPT and its subsidiaries hold the general and limited partnership interests in our U.S. Operating Real Estate apartment property portfolio.  The apartment properties are individually organized into separate entities.  ARPT's ownership in these entities ranges from 0.1% to 100%.  The U.S. Operating Real Estate operations also include the management of apartment properties in which we have an ownership interest and one apartment property owned by a third party in 2008.  The Company has entered into binding purchase agreements for two of the five properties (Milford I and II) which are subject to certain closing conditions and continues to market Nottingham, Owings Chase and Prescott Square.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.

	For the nine months ended
U.S. Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$25,022	$25,107
Operating expenses	10,943	11,034
Net operating income	14,079	14,073
Management and other fees, substantially all from related entities	58	117
General, administrative, selling and marketing	(1,346)	(1,063)
Depreciation	(3,534)	(3,734)
Operating income	9,257	9,393
Other expense	(6,452)	(5,944)
Income before provision for income taxes	2,805	3,449
Provision for income taxes	131	366
Income from continuing operations	2,674	3,083
Discontinued operations	(533)	(357)
Net income	$2,141	$2,726

	For the three months ended
U.S. Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$8,295	$8,423
Operating expenses	3,795	3,612
Net operating income	4,500	4,811
Management and other fees, substantially all from related entities	10	38
General, administrative, selling and marketing	(487)	(334)
Depreciation	(1,204)	(1,205)
Operating income	2,819	3,310
Other expense	(2,255)	(2,075)
Income before benefit for income taxes	564	1,235
Benefit for income taxes	(212)	(81)
Income from continuing operations	776	1,316
Discontinued operations	29	(108)
Net income	$805	$1,208

	As of	As of
U.S. Operating Real Estate Balance Sheet:	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$93,275	$75,120

Cash and cash equivalents	4,773	7,008
Restricted cash and escrow deposits	8,215	6,996
Deferred tax assets	7,905	8,743
Deferred charges and other assets, net of amortization	53,817	53,049
Property and related assets, held for sale	36,961	37,498
Total Assets	$204,946	$188,414

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$171,822	$159,822
Recourse debt	247	257
Other liabilities	12,780	6,589
Accrued income tax liability-current	(573)	(1,047)
Liabilities related to assets held for sale	31,304	31,310
Total Liabilities	215,580	196,931
Total Shareholders' Equity	(10,634)	(8,517)
Total Liabilities and Shareholders' Equity	$204,946	$188,414

    The Puerto Rican Operating Real Estate operations provides property management services to multifamily rental properties in Puerto Rico in which we have an ownership interest, apartment properties owned by third parties, our commercial properties, and home-owner associations related to our planned communities.  This segment also provides management services for our homebuilding and community development operations.  During the three months ended March 31, 2009, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.  The financial impact of these properties has been included as “Held for Sale” and “Discontinued Operations” in the segment disclosures below.  On August 31, 2009, the Company completed the sale of IGP to PBE and its associates for $14,300,000.  Prior to the sale, IGP was restructured to include only the

Company’s general and limited partnership interests in nine partnerships which own twelve properties with 2,653 subsidized apartments in Puerto Rico, as well as the Section 8 affordable housing management contracts.  IGP Property Holdings, Inc. was established to hold the ownership interests of the two commercial properties ranging from 28% to 100%.

	For the nine months ended
Puerto Rican Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$750	$299
Operating expenses	511	479
Net operating income	239	(180)
Management and other fees, substantially all from related entities	164	111
General, administrative, selling and marketing	(443)	(754)
Depreciation	(171)	(170)
Operating loss	(211)	(993)
Other expense	(207)	(458)
Loss before benefit for income taxes	(418)	(1,451)
Benefit from income taxes	-	(14)
Loss from continuing operations	(418)	(1,437)

Discontinued operations	1,871	581
Gain on sale of discontinued operations, net of income taxes	25,351	-
Total discontinued operations	27,222	581

Net income (loss)	$26,804	$(856)

	For the three months ended
Puerto Rican Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$305	$103
Operating expenses	175	173
Net operating income	130	(70)
Management and other fees, substantially all from related entities	88	37
General, administrative, selling and marketing	3	(192)
Depreciation	(2)	(57)
Operating income (loss)	219	(282)
Other income (expense)	96	(150)
Income (loss) before provision (benefit) for income taxes	315	(432)
Provision (benefit) for income taxes	612	(292)
Loss from continuing operations	(297)	(140)

Discontinued operations	(979)	(185)
Gain on sale of discontinued operations, net of income taxes	25,351	-
Total discontinued operations	24,372	(185)

Net income (loss)	$24,075	$(325)

	As of	As of
Puerto Rican Operating Real Estate Balance Sheet:	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$9,353	$9,524

Cash and cash equivalents	12,788	6,825
Restricted cash and escrow deposits	8	103
Investments in unconsolidated real estate entities	17,522	17,311
Deferred charges and other assets, net of amortization	19,051	16,613
Property and related assets, held for sale	-	45,636
Total Assets	$58,722	$96,012

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt	$8,326	$8,399
Other liabilities	19,031	6,801
Accrued income tax liability-current	4,074	4,259
Liabilities related to assets held for sale	-	80,502
Total Liabilities	31,431	99,961
Total Shareholders' Equity	27,291	(3,949)
Total Liabilities and Shareholders' Equity	$58,722	$96,012

Land Development

The Land Development Operation involves community development and homebuilding services in the U.S. and Puerto Rico.  The Land Development Operations are managed through ALD and LDA.  ALD and its subsidiary comprise the U.S. Land Development Operations and own and develop our land holdings in St. Charles, Maryland. St. Charles is a 9,000 acre planned community consisting of residential, commercial, recreational and open space land.  We also remain open to construction and acquisition of additional properties that will add value to our existing investment assets.
	For the nine months ended
U.S. Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Community development - land sales	$6,992	$6,457
Operating expenses
Cost of land sales	5,195	5,218
General, administrative, selling and marketing	2,619	2,541
Depreciation	7	4
Total expenses	7,821	7,763
Operating loss	(829)	(1,306)
Other expense	(1,762)	(1,940)
Loss before benefit for income taxes	(2,591)	(3,246)
Benefit for income taxes	(1,611)	(1,396)
Net loss	$(980)	$(1,850)

	For the three months ended
U.S. Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Community development - land sales	$3,462	$460
Operating expenses
Cost of land sales	2,551	493
General, administrative, selling and marketing	844	909
Depreciation	3	1
Total expenses	3,398	1,403
Operating income (loss)	64	(943)
Other expense	(515)	(581)
Loss before benefit for income taxes	(451)	(1,524)
Benefit for income taxes	(690)	(569)
Net income (loss)	$239	$(955)

	As of	As of
U.S. Land Development Balance Sheet:	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$80,144	$81,821

Cash and cash equivalents	3,469	10,140
Restricted cash and escrow deposits	1,651	2,399
Deferred tax assets	19,948	19,151
Deferred charges and other assets, net of amortization	2,966	1,129
Total Assets	$108,178	$114,640

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$32,587	$37,542
Other liabilities	9,857	13,383
Payable to U.S. operating real estate segment	40,646	38,305
Accrued income tax liability-current	14,608	15,803
Total Liabilities	97,698	105,033
Total Shareholders' Equity	10,450	9,607
Total Liabilities and Shareholders' Equity	$108,178	$114,640

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

	For the nine months ended
Puerto Rican Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Homebuilding – home sales	$246	$3,476
Operating expenses
Cost of home sales	217	2,694
General, administrative, selling and marketing	289	251
Total expenses	506	2,945
Operating (loss) income	(260)	531
Other income	484	537
Income before benefit for income taxes	224	1,068
Benefit for income taxes	(124)	-
Net income	$348	$1,068

	For the three months ended
Puerto Rican Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Homebuilding – home sales	$246	$494
Operating expenses
Cost of home sales	197	394
General, administrative, selling and marketing	101	69
Total expenses	298	463
Operating (loss) income	(52)	31
Other income	174	120
Income before benefit for income taxes	122	151
Benefit for income taxes	(124)	-
Net income	$246	$151

	As of	As of
Puerto Rican Land Development Balance Sheet:	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate	$24,134	$20,310

Cash and cash equivalents	478	64
Investments in unconsolidated real estate entities	14,789	14,234
Deferred charges and other assets, net of amortization	13,255	13,863
Total Assets	$52,656	$48,471

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Recourse debt	$6,247	$4,327
Accrued income tax liability – current	(162)	-
Accrued income tax liability – deferred	2,296	(644)
Accounts payable and accrued liabilities	26,743	24,767
Total Liabilities	35,124	28,450
Total Shareholders' Equity	17,532	20,021
Total Liabilities and Shareholders' Equity	$52,656	$48,471

Corporate

The Company’s Corporate segment consists of the general and administrative expenses necessary to operate as a public company.  These costs have not been allocated to the apartment rental and land development divisions.

The following tables reconcile the segment reporting to the financial statements.

For the nine months ended September 30, 2009:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$25,257	$16,000	$9,257	$(6,452)	$2,805	$131	$2,674	$(533)	$2,141
P.R.	914	1,125	(211)	(207)	(418)	-	(418)	27,222	26,804
Total Operating Real Estate	26,171	17,125	9,046	(6,659)	2,387	131	2,256	26,689	28,945
Land Development
U.S.	6,992	7,821	(829)	(1,762)	(2,591)	(1,611)	(980)	-	(980)
P.R.	246	506	(260)	484	224	(124)	348	-	348
Total Land Development	7,238	8,327	(1,089)	(1,278)	(2,367)	(1,735)	(632)		(632)
Corporate	-	3,459	(3,459)	1,480	(1,979)	-	(1,979)	-	(1,979)
Intersegment	(3)	(734)	731	(1,099)	(368)	-	(368)	-	(368)
	$33,406	$28,177	$5,229	$(7,556)	$(2,327)	$(1,604)	$(723)	$26,689	$25,966

For the nine months ended September 30, 2008:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$25,602	$16,209	$9,393	$(5,944)	$3,449	$366	$3,083	$(357)	$2,725
P.R.	1,138	2,131	(993)	(458)	(1,451)	(14)	(1,437)	581	(855)
Total Operating Real Estate	26,740	18,340	8,400	(6,402)	1,998	352	1,646	224	1,870
Land Development
U.S.	6,457	7,763	(1,306)	(1,940)	(3,246)	(1,396)	(1,850)	-	(1,850)
P.R.	3,476	2,945	531	537	1,068	-	1,068	-	1,068
Total Land Development	9,933	10,708	(775)	(1,403)	(2,178)	(1,396)	(782)		(782)
Corporate	-	3,825	(3,825)	(1,491)	(5,316)	(117)	(5,199)	-	(5,199)
Intersegment	(20)	(1,123)	1,103	2,822	3,925	124	3,801	-	3,801
	$36,653	$31,750	$4,903	$(6,474)	$(1,571)	$(1,037)	$(534)	$224	$(310)

For the three months ended September 30, 2009:
	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,349	$5,530	$2,819	$(2,255)	$564	$(212)	$776	$29	$805
P.R.	393	174	219	96	315	612	(297)	24,372	24,075
Total Operating Real Estate	8,742	5,704	3,038	(2,159)	879	400	479	24,401	24,880
Land Development
U.S.	3,462	3,398	64	(515)	(451)	(690)	239	-	239
P.R.	246	298	(52)	174	122	(124)	246	-	246
Total Land Development	3,708	3,696	12	(341)	(329)	(814)	485	-	485
Corporate	(409)	1,341	(1,750)	1,746	(4)	(120)	116	-	116
Intersegment	10	(164)	174	(1,708)	(1,534)	(40)	(1,494)	-	(1,494)
	$12,051	$10,577	$1,474	$(2,462)	$(988)	$(574)	$(414)	$24,401	$23,987

For the three months ended September 30, 2008:

	Revenues	Expenses	Operating Income	Other Income/ (Expense)	Income Before Provision (Benefit) for Income Taxes	Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations	Discontinued Operations	Consolidated Net Income (Loss)
Operating Real Estate
U.S.	$8,577	$5,267	$3,310	$(2,075)	$1,235	$(81)	$1,316	$(108)	$1,208
P.R.	368	650	(282)	(150)	(432)	(292)	(140)	(185)	(325)
Total Operating Real Estate	8,945	5,917	3,028	(2,225)	803	(373)	1,176	(293)	883
Land Development
U.S.	460	1,403	(943)	(581)	(1,524)	(569)	(955)	-	(955)
P.R.	494	463	31	120	151	-	151	-	151
Total Land Development	954	1,866	(912)	(461)	(1,373)	(569)	(804)	-	(804)
Corporate	-	1,147	(1,147)	301	(846)	22	(868)	-	(868)
Intersegment	(7)	(479)	472	215	687	158	529	-	529
	$9,892	$8,451	$1,441	$(2,170)	$(729)	$(762)	$33	$(293)	$(260)

As of September 30, 2009:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$93,275	$204,946	$247	$171,822	$215,580
P.R.	9,353	58,722	-	8,326	31,431
Total Operating Real Estate	102,628	263,668	247	180,148	247,011
Land Development
U.S.	80,144	108,178	32,587	-	97,698
P.R.	24,134	52,656	6,247	-	35,124
Total Land Development	104,278	160,834	38,834	-	132,822
Corporate	-	19,715	-	-	1,731
Intersegment	(2,362)	(162,059)	(1,485)	-	(120,867)
Held for sale	-	36,961	-	-	31,304
	$204,544	$319,119	$37,596	$180,148	$292,001

As of December 31, 2008:
	Investment in Real Estate	Total Assets	Recourse Debt	Non-recourse Debt	Total Liabilities
Operating Real Estate
U.S.	$75,120	$150,916	$257	$159,822	$165,621
P.R.	9,524	35,623	-	8,399	15,199
Total Operating Real Estate	84,644	186,539	257	168,221	180,820
Land Development
U.S.	81,821	114,640	37,542	-	105,033
P.R.	20,310	48,471	4,327	-	28,450
Total Land Development	102,131	163,111	41,869	-	133,483
Corporate	-	12,663	-	-	-
Intersegment	(1,282)	(100,748)	(2,710)	-	(72,159)
Held for Sale	-	93,628	-	-	111,812
	$185,493	$355,193	$39,416	$168,221	$353,956

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30 (in thousands):
	2009	2008
Interest paid, net of amounts capitalized of $1,020,000 and $1,246,000	$9,999	$9,194
Income taxes paid	$107	$96

Non-cash investing activity:
Purchases of rental projects under construction or development included in accounts payable and accrued liabilities	$4,472	$1,216

(11)	SHARE GRANTS AND APPRECIATION RIGHTS

                On June 3, 2009 at ACPT’s Annual Shareholder Meeting, ACPT adopted a share incentive plan (the "Share Incentive Plan") to provide for share-based incentive compensation for officers, key employees and trustees.  ACPT’s prior employee share incentive plan and trustee share incentive plan expired on July 7, 2008.

                Under the Share Incentive Plan, the Compensation Committee of the Board of Trustees (the "Compensation Committee") is authorized to grant options, share appreciation rights and other equity-based awards.   Each type of award may be granted alone or together with other awards under the Share Incentive Plan.  The Compensation Committee was also authorized to determine the duration and vesting criteria for awards, including whether vesting will be accelerated upon a change in control of ACPT. A total of 750,000 registered shares have been reserved for issuance under the Share Incentive Plan.

Trustee Share Grants
                On August 28, 2006, the Company awarded 8,000 shares to each of its four non-employee Trustees pursuant to the Trustee Share Plan.  The shares vest annually at a rate of 1,600 shares per year, per Trustee, with the initial tranche of shares vesting immediately at the grant date. In June 2008, the Company accelerated the vesting of the shares of two trustees, who did not return to the Board of Trustees, with all previously unvested shares vesting as of September 30, 2008. In accordance with FASB ASC 718 (SFAS 123(R)), the Company measured compensation cost at $643,000, which represents the grant date fair value.  The Company will recognize compensation expense over the vesting period and, accordingly, recognized $48,000 and $16,000 for the nine and three month periods ended September 30, 2009, respectively, compared to $143,000 and $32,000 for the same periods of 2008, respectively.

      On February 5, 2009, the Company’s Board of Trustees amended Article III, Section 10 of the Company’s Amended and Restated Bylaws, as amended (the “Bylaws”), to simplify and standardize the overall non-employee Trustee compensation effective January 1, 2009. Trustees are eligible to participate in any share incentive plan adopted for such purpose by the Company, and shall each receive, immediately following each annual meeting of shareholders, an annual grant of restricted shares valued at $30,000 based on the terms of the Company's share incentive plan, which shall entitle the holder to any dividends declared on the Company's common shares and shall become fully vested on the first anniversary of the grant date.  In accordance with FASB ASC 718 (SFAS 123(R)), the Company began accruing compensation cost based on the current fair value using a grant date of June 3, 2009, the date the 2009 Share Incentive Plan was approved at the annual shareholders meeting.   These shares were issued by the Compensation Committee during September 2009.  The Company recognized compensation expense of $104,325 and $87,000 for the nine and three month periods ended September 30, 2009, respectively.

Employee Share Grants
During the fourth quarter of 2008, the Company and the Chief Executive Officer entered into an employment agreement, which included restricted shares with both performance and time vesting criteria.  Pursuant to this agreement, ACPT agreed to award the Chief Executive Officer 363,743 in common shares with 50% subject to time vesting equally over the five years beginning on the first anniversary of the grant date and 50% subject to performance vesting over a period not to exceed five years from the first anniversary of the grant date.  While the Share Incentive Plan has been approved, the Compensation Committee has not yet established the performance vesting criteria.   In accordance with FASB ASC 718 (SFAS 123(R)), the Company measured compensation cost as $1,855,000, which represents the grant date fair value of the time vesting component of the grant.  The Company will recognize compensation expense over the vesting period and, accordingly, recognized $331,000 and $177,000 for the nine and three month periods ended September 30, 2009, respectively.   For the remaining portion of the award, the performance criteria have not yet been established or approved.  However, on September 9, 2009, the Company finalized a Restricted Share Award Agreement with the Chief Executive Officer pursuant to which he was granted 36,374 restricted shares for his performance over the past year and provided an outline for the remaining 145,498 performance vesting shares.  If the Compensation Committee and the Board of Trustees of the Company have not approved performance-based vesting provisions within six months, 36,374 performance based shares will be vested on September 30 of each of 2010, 2011 and 2012.  As the granted shares vested as of September 30, 2009, the Company recognized $246,000 for the nine and three month periods ended September 30, 2009.

Share Appreciation Rights
                In April 2001, 140,000 share appreciation rights were granted to employees.  These rights bear a $4 per share base price, and vested in equal increments over a five-year period that commenced on April 2002.  As of September 30, 2009, there were 10,400 outstanding rights which are all exercisable and expire on April 30, 2011.  The Company recognized $34,000 and $21,000 for the nine and three month periods ended September 30, 2009, respectively, compared to ($190,000) and ($34,000) for the same periods of 2008, respectively, of compensation expense in connection with the outstanding rights.

(12)	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

For the nine and three month periods ending September 30, 2009, 159,079 unvested common shares were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

(13)	SUBSEQUENT EVENTS

Management has reviewed all subsequent events through November 16, 2009 to determine whether these events or transactions should be included in either the financial statement or the footnote disclosures.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

ACPT is a self managed holding company that is primarily engaged in the business of investing in and managing multifamily rental properties as well as community development and homebuilding through its consolidated subsidiaries.  ACPT operates in two principal lines of business, Operating Real Estate and Land Development, and conducts its operations in both the United States and Puerto Rico.

U.S. Operating Real Estate

Our U.S. Operating Real Estate business is managed through American Rental Properties Trust ("ARPT") and American Rental Management Company ("ARMC").  ARPT holds the general and limited partnership interests in our single-purpose entities that own the U.S. Apartment Properties.  ARPT's ownership in these entities ranges from 0.1% to 100%.  Our U.S. Operating Real Estate business operations also includes the management of apartment properties in which we have an ownership interest and one third-party owned apartment property.

Puerto Rican Operating Real Estate

Our Puerto Rican Operating Real Estate business had been conducted through IGP Group Corporation (“IGP Group”) until August 31, 2009, when the Company completed the sale of a subsidiary to IGP Group, Interstate General Properties Limited Partnership S.E (“IGP”) to Partners Business Equities, LLC (“PBE”) and its

associates.  Prior to the sale, IGP was restructured to include only the Company’s general and limited partnership interests in nine partnerships which own twelve properties with 2,653 subsidized apartments in Puerto Rico, as well as the Section 8 affordable housing management contracts.  IGP Property Holdings, Inc. (“IGPPH”) was established to hold the ownership interests of the two commercial properties ranging from 28% to 100%.  IGPPH also provides management services for our Puerto Rican homebuilding and community development.

U.S. Land Development

Our U.S. Land Development operations are managed through American Land Development, Inc. ("ALD").  ALD owns and develops our land holdings in St. Charles, Maryland (“St. Charles”), which consists of a 9,000 acre planned community consisting of residential, commercial, recreational and open space land.  ALD also had a 50% interest in a land development joint venture formed to develop land for an active adult community in St. Charles until we sold our interest in the venture in November 2008.  In October 2008, the Company entered into an agreement with Surrey Homes, LLC (“Surrey Homes”) to contribute $2,000,000, which was paid as of September 30, 2009, in exchange for a 50% ownership interest in Surrey Homes.

Puerto Rican Land Development

Our Puerto Rican Land Development operations are conducted through Land Development Associates, S.E. (“LDA”).  LDA holds our community development assets in Puerto Rico, which consists of two planned communities.  The first planned community, Parque Escorial, is currently under development and consists of residential, commercial and recreational land similar to our U.S. land development operations but on a smaller scale.  Our second planned community, Parque El Commandante, is currently in the planning stages with the rezoning of the first 80 acres nearly completed.  Our homebuilding operation builds condominiums for sale on land located in its planned communities.  LDA retained a limited partnership interest in two commercial buildings in Parque Escorial opened in 2001 and 2005, which were built on land contributed by LDA.

Income Taxes

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

Additionally, as a result of holding our partnership interests in certain U.S. multifamily apartment properties over many years there is approximately $45,000,000 of distributions in excess of our partnership basis, related to these holdings.   Should a triggering event take place, such as sale or liquidation of the underlying partnership assets or interests, the Company would be required to recognize taxable income related to this low basis and pay tax accordingly.

RECENT DEVELOPMENTS

On September 25, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCP Fund I, L.P., a Delaware limited partnership (“FCP”), and FCP/ACPT Acquisition Company, Inc., a Maryland corporation and an indirect wholly-owned subsidiary of FCP (“Merger Sub”).  Pursuant to the Merger Agreement, at closing, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and an indirect subsidiary of FCP (the “Merger”).

     Under the terms of the Merger Agreement, at the effective time of the Merger, each common share of the Company, issued and outstanding immediately prior to the effective time of the Merger, other than common shares owned by the Company, FCP, Merger Sub or any subsidiary of the Company or FCP, will be cancelled and automatically converted into the right to receive $7.75 (the “Per-Share Amount”) in cash, without interest.  In addition, at the effective time of the Merger, each of the outstanding share appreciation rights will be cancelled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of the Per-Share Amount over the base price per common share underlying such share appreciation right multiplied by (ii) the number of common shares subject to such share appreciation right.  In addition, each unvested restricted common share of the Company that, by its terms, vests automatically upon the consummation of the Merger will fully vest in accordance with its terms and be considered an outstanding common share for all purposes, including the right to receive the Per-Share Amount.  Any unvested restricted common shares that, by their terms, do not vest automatically upon the consummation of the Merger, will be cancelled and retired without any consideration for such shares.

Consummation of the Merger is not subject to a financing condition, but is subject to other conditions, including, among other things, (i) the receipt of the affirmative vote of the holders of two-thirds of the outstanding common shares in favor of the Merger, (ii) receipt of certain third-party consents, (iii) the distribution to the Company of certain earnings and profits from a wholly-owned subsidiary of the Company, (iv) the determination by FCP that there is not a substantial risk that the Company does not qualify or has not qualified as a partnership for tax purposes, provided that, in the event of such determination, a tax opinion of legal counsel would satisfy such condition, and (v) other customary closing conditions.  The parties currently expect to close the transaction prior to March 31, 2010, subject to the satisfaction of the foregoing conditions.

           For more information regarding the Merger Agreement and the Merger, see the Company’s Current Report on Form 8-K filed on September 28, 2009.

EXECUTIVE SUMMARY FOR THE THIRD QUARTER 2009 RESULTS

Consolidated operating revenues are derived primarily from rental revenue, community development land sales and home sales.

For the nine and three months ended September 30, 2009, our consolidated rental revenues increased $366,000 and $74,000, or 1%, to $25,772,000 and $8,600,000, respectively, as compared to $25,406,000 and $8,526,000, respectively, for the same periods ended September 30, 2008.  The increase was primarily attributable to increased leasing in the Company’s Puerto Rico commercial office building as well as overall rent increases at comparable properties in both the United States and Puerto Rico offset by an increase in vacancies.  Consolidated net operating income (“NOI”), defined as rental property revenues less rental property operating expenses, is the primary performance measure we use to assess the results of our operations.  We provide NOI as a supplement to net income calculated in accordance with generally accepted accounting principles (“GAAP”). NOI does not represent net income calculated in accordance with GAAP.  As such, it should not be considered an alternative to net income as an indication of our operating performance.  ACPT’s NOI increased $409,000, or 3%, to $14,318,000 during the nine months ended September 30, 2009 and decreased $128,000, or 3%, to $4,619,000 during the three months ended September 30, 2009, as compared to $13,909,000 and $4,747,000, respectively, for the same periods in 2008.  This represents ACPT’s annual rent increase of 3% and the impact of our costs saving initiatives offset by increases in vacancy rates during the third quarter of 2009.

Community development land sales for the nine and three months ended September 30, 2009 increased $535,000 and $3,002,000, or 8% and 653%, to $6,992,000 and $3,462,000, respectively, as compared to $6,457,000 and $460,000, respectively, for the same periods ended September 30, 2008.  During the nine months ended September 30, 2009, the Company sold 85 lots compared to 69 lots in the same period of 2008.  During the three months ended September 30, 2009, the Company sold 44 lots compared to no lot sales for the same period in 2008.

There was one home sale during the nine and three months ended September 30, 2009 for $246,000 as compared to $3,476,000 and $494,000, respectively, for the same periods of 2008.  The Company closed 12 units during the nine months ended September 30, 2008 with three units closed in the three months ended September 30, 2008.

The Company pools its overhead costs, including accounting, human resources, office management, technology and executive office costs, and allocates those costs to its segments based on percentages of management’s allocated time.  General, administrative, selling and marketing costs for the nine and three months ended September 30, 2009, decreased $76,000 and increased $660,000, or (1%) and 29%, to $7,304,000 and $2,969,000, respectively, as compared to $7,380,000 and $2,309,000, respectively, for the same periods ended September 30, 2008.  The decrease during the nine months ended September 30, 2009 was the result the reorganization and costs saving initiatives implemented in the three months ended December 31, 2008 offset by increased legal and accounting costs, accruals for share-based compensation issued to the Chief Executive Officer and non-employee Trustees, and consulting costs related to the Merger.

During the three months ended March 31, 2009, the Company decided to sell the five U.S. apartment properties in Baltimore, Maryland and is currently working with a broker to complete the five Baltimore transactions.  In accordance with FASB ASC 360 (SFAS No. 144), the carrying value of the Baltimore Properties’ assets had been classified as “held for sale” on the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008, and the properties’ results of operations had been classified as “discontinued operations” for all periods presented in the consolidated statements of income.  Depreciation is suspended during the period the property is classified as held for sale.

During the three months ended March 31, 2009, the Company executed a definitive agreement to sell the Puerto Rico apartment properties.  The financial impact of these properties has also been included as “held for sale” and “Discontinued Operations” in the segment disclosures below.  On August 31, 2009, the Company completed the sale of IGP to PBE and its associates for $14,300,000.  Prior to the sale, IGP was restructured to include only the Company’s general and limited partnership interests in nine partnerships which own twelve properties with 2,653 subsidized apartments in Puerto Rico, as well as the Section 8 affordable housing management contracts.  While all of the assets and liabilities have been derecognized on the balance sheet at September 30, 2009, eight months of operations have been included in “Discontinued Operations” in the Puerto Rican Operating Real Estate segment with the net gain of $25,351,000 included in “Gain on Sale of Discontinued Operations” on the Statement of Income.

In the nine and three month periods ending September 30, 2009, ACPT recognized a loss on write-down of fair value less costs to sell of $882,000 and $43,000, respectively, related to the Baltimore properties currently classified as held for sale.  The Company has entered into binding purchase agreements for two of the five properties (Milford I and II), which are subject to certain closing conditions, and continues to market Nottingham, Owings Chase and Prescott Square.  As a result, the Company determined that an impairment charge was required to further reduce the carrying values of the Baltimore properties to their estimated fair market value.

On a consolidated basis, the Company reported net income attributable to ACPT of $25,262,000 and $24,575,000 for the nine and three months ended September 30, 2009, respectively, inclusive of the net gain on sale of $24,867,000.  The net income attributable to ACPT for the nine months ended September 30, 2009 included a total provision for income taxes of $9,646,000 consisting of a $1,604,000 tax benefit related to losses before discontinued operations and a $11,250,000 tax provision included in discontinued operations.  As a result, the total consolidated effective tax rate attributable to ACPT was approximately (28%).  The total consolidated effective rate was impacted by the change in the deferred tax asset valuation allowance and accrued taxes and penalties related to uncertain tax positions.  For further discussion of these items, see “Results of Operations-Income Taxes – Provision for (Benefit from) Income Taxes” and Note 7 of our Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of critical accounting policies, which include sales, profit recognition and cost capitalization, investment in unconsolidated real estate entities, impairment of long lived assets, depreciation of investments in real estate, income taxes and contingencies.  For the nine and three months ended September 30, 2009, there were no material changes to our policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company.  It compares the components of the results of operations of the Company by segment for the nine and three months ended September 30, 2009 and 2008 (unaudited).  Historically, the Company’s financial results have been significantly affected by the cyclical nature of the real estate industry.  Accordingly, the Company’s historical financial statements may not be indicative of future results.  This discussion should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report and within our Annual Report on Form 10-K.

OPERATING REAL ESTATE

For the nine and three months ended September 30, 2009, our Operating Real Estate line of business generated NOI of $14,318,000 and $4,630,000, an increase of $425,000 and a decrease of ($111,000), respectively, compared to $13,893,000 and $4,741,000, respectively, of NOI generated by that line of business for the same periods in 2008.  Additional information and analysis of the U.S. Operating Real Estate and Puerto Rican Operating Real Estate operations can be found in the tables below.

U.S. Operating Real Estate Operations

	For the nine months ended
U.S. Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$25,022	$25,107
Operating expenses	10,943	11,034
Net operating income	14,079	14,073
Management and other fees, substantially all from related entities	58	117
General, administrative, selling and marketing	(1,346)	(1,063)
Depreciation	(3,534)	(3,734)
Operating income	9,257	9,393
Other expense	(6,452)	(5,944)
Income before provision for income taxes	2,805	3,449
Provision for income taxes	131	366
Income from continuing operations	2,674	3,083
Discontinued operations	(533)	(357)
Net income	$2,141	$2,726

Depreciation	3,534	4,564
FFO	$5,675	$7,790

	For the three months ended
U.S. Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$8,295	$8,423
Operating expenses	3,795	3,612
Net operating income	4,500	4,811
Management and other fees, substantially all from related entities	10	38
General, administrative, selling and marketing	(487)	(334)
Depreciation	(1,204)	(1,205)
Operating income	2,819	3,310
Other expense	(2,255)	(2,075)
Income before benefit for income taxes	564	1,235
Benefit for income taxes	(212)	(81)
Income from continuing operations	776	1,316
Discontinued operations	29	(108)
Net income	$805	$1,208

Depreciation	1,203	1,485
FFO	$2,008	$2,693

NOI increased $6,000 and decreased $311,000, or 1% and (6%), to $14,079,000 and $4,500,000 during the nine and three months ended September 30, 2009, respectively, as compared to $14,073,000 and $4,811,000 for the same periods in 2008, respectively.  As described below, NOI has remained relatively consistent during the nine month periods ending September 30, 2009 and 2008 as overall rental property operating expenses due to management’s cost saving initiatives were offset in three months ended September 30, 2009 by significant increases in vacancies as well as increases in advertising and concessions expenses to increase leasing activity.

Rental Property Revenues and Operating Expenses

Rental property operating revenues decreased $85,000 and $128,000, or 1% and 2%, for the nine and three months ended September 30, 2009, to $25,022,000 and $8,295,000, respectively, compared to $25,107,000 and $8,423,000, respectively, for the same periods of 2008.  In 2009, annual rent increases have been offset by an increase in vacancies. Gross rental revenues remained relatively consistent with a 1% increase over the prior year while vacancies increased from 5% to 6%.

Rental property operating expenses decreased $91,000, or 1%, for the nine months ended September 30, 2009 and increased $183,000, or 5%, for the three months ended September 30, 2009 to $10,943,000 and $3,795,000, respectively, compared to $11,034,000 and $3,612,000, respectively, for the same periods of 2008.  The overall decrease in rental property operating expenses was primarily the result of management’s cost saving initiatives with significant decreases in spending on salaries and benefits, repairs and maintenance, office expenses, and vehicle expenses offset by increases in advertising and concessions in the third quarter to remediate the increase in vacancies.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $283,000 and $153,000, or 27% and 46%, to $1,346,000 and $487,000 during the nine and three months ended September 30, 2009, respectively, as compared to $1,063,000 and $334,000 and for the same periods in 2008, respectively.  Overall, general and administrative expenses decreased for the consolidated Company.  However, the increase for this segment was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

Our unconsolidated and managed-only apartment properties reimburse the Company for certain corporate overhead costs that are attributable to the operations of those properties.  In accordance with FASB ASC 605 (EITF Topic 01-14), the cost and reimbursement of these costs are not included in general and administrative expenses, but rather they are reflected as separate line items on the consolidated income statement.

Depreciation

Depreciation decreased $200,000, or 6%, for the nine months ended September 30, 2009 to $3,534,000 compared to $3,734,000 for the same period of 2008 as a result of a depreciation catch-up adjustment that was recorded in the first quarter of 2008 related to the Sheffield Green apartments.  For the three months ended September 30, 2009 and 2008, depreciation expense slightly decreased by $1,000 to $1,204,000 from $1,205,000 as a result of a decrease in depreciable assets.

Interest and other income

Interest and other income decreased $1,218,000 and $427,000, or 48% and 70%, during the first nine and three months ended September 30, 2009 to $1,328,000 and $187,000, respectively, as compared to $2,546,000 and $614,000, respectively, for the same periods of 2008 as a result of decreased deposits due to the higher than anticipated vacancies as well as a decline in interest rates from 2008 to 2009.

Interest Expense

For 2009 and 2008, interest expense primarily consisted of interest incurred on the non-recourse debt from our investment properties.  Interest expense decreased $710,000 and $247,000, or 8%, to $7,780,000 and $2,442,000 for the nine and three months ended September 30, 2009, respectively, as compared to $8,490,000 and $2,689,000, respectively, for the same periods in 2008.  The decrease in interest expense resulted from routine amortization of our loans.

Discontinued Operations

Discontinued operations decreased by $176,000 to ($533,000) for the nine months ended September 30, 2009 compared to ($357,000) for the same period of 2008.   While the rental operating revenues remained consistent from the prior year, operating expenses have increased by $148,000 year over year for concessions, bad debts, and repairs and maintenance.  In addition, the net affect of recognizing the loss on write-down to fair value less costs to sell of $882,000 was slightly offset by the ceasing the recording of depreciation expense on the Baltimore properties which were classified as discontinued operations in the three months ended September 30, 2009.  In 2008, we recorded $829,000 of depreciation expenses related to these properties.  Discontinued operations increased by $137,000 to $29,000 for the three months ended September 30, 2009 compared to ($108,000) for the same period of 2008.   The increase was primarily the result of ceasing the recording of depreciation expense on the Baltimore properties, which had $280,000 in depreciation expenses for the three months ended September 30, 2008, offset by a $43,000 write-down to fair value during the three months ended September 30, 2009.

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

FFO decreased $2,115,000 and $685,000, or 27% and 25%, to $5,675,000 and $2,008,000 for the nine and three months ended September 30, 2009, respectively, compared to $7,790,000 and $2,693,000, respectively, for the same periods in 2008.  The decrease was driven by the impact of the loss on write-down to fair value less costs to sell and the increase in other expenses.

Puerto Rican Operating Real Estate Operations
	For the nine months ended
Puerto Rican Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$750	$299
Operating expenses	511	479
Net operating income	239	(180)
Management and other fees, substantially all from related entities	164	111
General, administrative, selling and marketing	(443)	(754)
Depreciation	(171)	(170)
Operating loss	(211)	(993)
Other expense	(207)	(458)
Loss before provision for income taxes	(418)	(1,451)
Provision for income taxes	-	(14)
Loss from continuing operations	(418)	(1,437)

Discontinued operations	1,871	581
Gain on sale of discontinued operations	25,351	-
Total discontinued operations	27,222	581

Net income (loss)	$26,804	$(856)

Gain on sale of discontinued operations	(25,351)
Depreciation	243	2,827
FFO	$1,696	$(1,971)

	For the three months ended
Puerto Rican Operating Real Estate:	September 30, 2009	September 30, 2008

Operating revenues	$305	$103
Operating expenses	175	173
Net operating income	130	(70)
Management and other fees, substantially all from related entities	88	37
General, administrative, selling and marketing	3	(192)
Depreciation	(2)	(57)
Operating income (loss)	219	(282)
Other income (expense)	96	(150)
Income (loss) before provision (benefit) for income taxes	315	(432)
Provision (benefit) for income taxes	612	(292)
Income (loss) from continuing operations	(297)	(140)

Discontinued operations	(979)	(185)
Gain on sale of discontinued operations	25,351	-
Total discontinued operations	24,372	(185)
Net income (loss)	$24,075	$(325)

Gain on sale of discontinued operations	(25,351)	-
Depreciation	2	944
FFO	$(1,274)	$619

Net Operating Income

NOI increased $419,000 and $200,000, or 233% and 286%, to $239,000 and $130,000 during the nine and three months ended September 30, 2009, respectively, as compared to ($180,000) and ($70,000) for the same periods in 2008, respectively.  With the Puerto Rican apartment properties classified as held for sale during the nine months ended September 30, 2009, the continuing Puerto Rican Operating Real Estate Operations consisted of the Puerto Rico commercial rental property in the community of Parque Escorial, known as Escorial Building One.   The Company has leased approximately 76% of Escorial Building One.  The increase in the NOI is the result of an increase in leasing of this building.

Rental Property Revenues and Operating Expenses

Rental property revenues increased $451,000 and $202,000, or 151% and 196%, to $750,000 and $305,000 for the nine and three months ended September 30, 2009, respectively, compared to $299,000 and $103,000 and for the same periods of 2008, respectively.  The increase in our rental property revenues was the result of an increase in leasing of Escorial Building One.  In addition, we anticipate future rental revenue increases as a result of the sale of IGP.  Prior to the sale, rental revenue for approximately 10,500 square feet of space was eliminated in consolidation.  As the new owners of IGP assumed the balance of the lease term, and IGP is no longer a consolidated entity, rental revenues will not be eliminated in the future.

Rental property operating expenses increased $32,000 and $2,000, or 7% and 1%, to $511,000 and $175,000 for the nine and three months ended September 30, 2009, respectively, compared to $479,000 and $173,000 and for the same periods of 2008, respectively.  The increase was the result of increased occupancy.

Management and other fees

Management and other fees increased $53,000 and $51,000, or 48% and 138%, for the nine and three months ended September 30, 2009 to $164,000 and $88,000, respectively, as compared to $111,000 and $37,000 for the same periods in 2008, respectively.

General, Administrative, Selling and Marketing Expenses

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses decreased $311,000 and increased $195,000, or (41%) or 102%, to $443,000 and ($3,000) during the nine and three months ended September 30, 2009, respectively, as compared to $754,000 and $192,000 for the same periods in 2008, respectively.  The decrease was primarily due to a decrease in overall corporate overhead expenses while the corporate allocation percentage decreased for the fiscal year with more general, administrative, selling and marketing expenses being incurred by the Discontinued Operations.  See “Results of Operations – Corporate.”

The apartment properties reimburse IGP for certain costs, including accounting, human resources, office management and technology, incurred at IGP’s office that are attributable to the operations of those properties.  In accordance with FASB ASC 605 (EITF 01-14), the costs and reimbursement of these costs are not considered general, administrative, selling, and marketing expenses but rather, are reflected as separate line items on the consolidated income statement.

Interest Expense

Interest expense decreased $276,000 and $207,000, or 42% and 99%, for the nine and three months ended September 30, 2009 to $378,000 and $2,000, respectively, as compared to $654,000 and $209,000 for the same periods in 2008, respectively.  The decrease in interest expense resulted from routine amortization of our loans.

    Discontinued Operations

Total discontinued operations of $26,428,000 and $24,344,000 for the nine and three months ended September 30, 2009, respectively, includes a net gain of $25,411,000 related to the sale of IGP as of August 31, 2009.  Discontinued operations increased $1,290,000 and decreased ($794,000) to $1,871,000 and ($979,000) for the nine and three months ended September 30, 2009, respectively, compared to $581,000 and $185,000 for the same periods in 2008, respectively.  The increase was primarily driven by ceasing the recording of depreciation expense on the Puerto Rican apartment properties which were classified as discontinued operations in the nine months ended September 30, 2009.  We recorded $2,658,000 and $888,000 in depreciation expenses for these properties for the nine and three months ended September 30, 2008, respectively.

            Funds from Operations

FFO decreased $275,000 and $2,062,000 to $1,696,000 and ($1,274,000) for the nine and three months ended September 30, 2009, respectively, compared to $1,971,000 and $619,000 for the same periods in 2008, respectively.  For the nine months ended September 30, 2009, the decrease primarily related to the NOI decrease within the discontinued operations.  For the three months ended September 30, 2009, the decrease resulted primarily from a decrease in NOI of $914,000 and an increase in the tax provision of $860,000.

LAND DEVELOPMENT

Our Land Development line of business generated ($1,089,000) and $7,000 of operating losses and income for the nine and three months ended September 30, 2009, respectively, compared to ($775,000) and $(912,000) of operating losses generated by the line of business for the same periods in 2008, respectively.  This line of business includes both land and home sales for our U.S. and Puerto Rican operations. Additional information and analysis of the U.S and Puerto Rican Land Development operations can be found below.

U.S. Land Development Operations

	For the nine months ended
U.S. Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Community development - land sales	$6,992	$6,457
Operating expenses
Cost of land sales	5,195	5,218
General, administrative, selling and marketing	2,619	2,541
Depreciation	7	4
Total expenses	7,821	7,763
Operating loss	(829)	(1,306)
Other expense	(1,762)	(1,940)
Loss before benefit for income taxes	(2,591)	(3,246)
Benefit for income taxes	(1,611)	(1,396)
Net loss	$(980)	$(1,850)

	For the three months ended
U.S. Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Community development - land sales	$3,462	$460
Operating expenses
Cost of land sales	2,551	493
General, administrative, selling and marketing	844	909
Depreciation	3	1
Total expenses	3,398	1,403
Operating income	64	(943)
Other expense	(515)	(581)
Loss before benefit for income taxes	(451)	(1,524)
Benefit for income taxes	(690)	(569)
Net income (loss)	$239	$(955)

Community Development Land Sales Revenue

Land sales revenue in any one period is affected by the mix of lot sizes and, to a greater extent, the mix between residential and commercial sales.  Community development land sales revenue increased $535,000 and $3,002,000, or 8% and 653%, to $6,992,000 and $3,462,000 for the nine and three months ended September 30, 2009 compared to $6,457,000 and $460,000 for the same periods in 2008, respectively.  The increase is primarily the result of an increase in the number of lots sold from 69 lots in the nine months ended September 30, 2008 to 86 lots during 2009.   The Company sold 1.85 commercial acres in the nine months ended September 30, 2009 compared to 0.99 commercial acres during 2008.

Residential Land Sales

Residential land sales increased $401,000 and $3,375,000, or 7% and 100%, to $6,398,000 and $3,375,000 for the nine and three months ended September 30, 2009 compared to $5,997,000 for the same periods in 2008, respectively. During the three months ended September 30, 2009, 26 town home lots and nine single-family lots were delivered to Lennar Corporation (“Lennar”) and nine single-family lots were delivered to NVR, Inc. This resulted in the recognition of revenues of $3,260,000, $80,000 per single-family lot and $70,000 per town home lot, plus $2,600 per lot of water and sewer fees, road fees and other off-site fees.  There were no lots delivered during the third quarter of 2008.

During the nine and three months ended September 30, 2009, we also recognized $41,000 and $3,000, respectively, of additional revenue for lots that were previously sold to Lennar.  During the same periods in 2008, we recognized $424,000 and $211,000, respectively, of additional revenue based on the final settlement price of the homes as provided by our agreement with Lennar.

Commercial Land Sales

For the nine months ended September 30, 2009, commercial land sales increased $143,000, or 40% to $593,000 as compared to $362,000 for the same period in 2008.    For the nine months ended September 30, 2009, we sold 0.99 commercial acres in St. Charles compared to 1.89 commercial acres of land in St. Charles during the same periods of 2008.  The sale in 2009 was within the Town Center North development.  No commercial land sales were completed during the three months ended September 30, 2009. For the three months ended September 30, 2008, we sold 0.90 commercial acres in St. Charles for $178,000.

Gross Margin on Land Sales

The gross margin on land sales was 26% and 26% for the nine and three months ended September 30, 2009, respectively, as compared to 19% and (7%), respectively, for the same periods in 2008, respectively.  Our gross

margins on land sales in the U.S. can fluctuate based on changes in the mix of residential and commercial land sales.   For the nine months ended September 30, 2009 and 2008, residential land sales at 31% and 27% margins, respectively, made up the bulk of revenues.  The gross margin on residential land sales increased as a result of the increase in the number of lots sold and the increase in minimum sales price.

General, Administrative, Selling and Marketing

The primary component of general, administrative, selling and marketing expenses is the corporate overhead allocation.  General, administrative, selling and marketing expenses increased $78,000, or 3%, to $2,619,000 during the nine months ended September 30, 2009 as compared to $2,541,000 for the same period of 2008. General, administrative, selling and marketing expenses decreased $65,000, or 7%, to $844,000 during the three months ended September 30, 2009 as compared to $909,000 for the same period of 2008.   Overall, the Company’s general and administrative expenses decreased.  However, the increase for this segment was due to the methodology by which the Company allocates general and administrative expenses between segments.  See “Results of Operations – Corporate.”

Puerto Rican Land Development Operations

	For the nine months ended
Puerto Rican Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Homebuilding – home sales	$246	$3,476
Operating expenses
Cost of home sales	217	2,694
General, administrative, selling and marketing	289	251
Total expenses	506	2,945
Operating (loss) income	(260)	531
Other income	484	537
Income before provision for income taxes	224	1,068
Provision for income taxes	(124)	-
Net income	$348	$1,068

	For the three months ended
Puerto Rican Land Development Operations:	September 30, 2009	September 30, 2008
Operating revenues
Homebuilding – home sales	$246	$494
Operating expenses
Cost of home sales	197	394
General, administrative, selling and marketing	101	69
Total expenses	298	463
Operating (loss) income	(52)	31
Other income	174	120
Income before benefit for income taxes	122	151
Benefit for income taxes	(124)	-
Net income	$246	$151

Community Development Land Sales
There were no community development land sales during the nine and three months ended September 30, 2009 and 2008.

Homebuilding

Homebuilding revenues decreased $3,230,000 and $248,000, or 93% and 50%, to $246,000 for the nine and three months ended September 30, 2009, respectively, compared to $3,476,000 and $494,000 for the same periods in 2008, respectively. During the nine and three months ended September 30, 2009, one unit within the Torres del Escorial, Inc. project was closed.  For the nine and three months ended September 30, 2008, there were 14 and 2 units sold, respectively.  The average selling price per unit has remained constant.  As of September 30, 2009, five units within the Torres del Escorial, Inc. project remain available for sale.

General, Administrative, Selling and Marketing Expenses

The primary component of the general, administrative, selling and marketing expenses is the corporate overhead allocation.  There were no significant changes in general, administrative, selling and marketing expenses for the nine and three months ended September 30, 2009 as compared to the same periods in 2008.    See “Results of Operations – Corporate.”

CORPORATE - Results of Operations:

The Company pools its overhead costs, including accounting, human resources, office management and technology as well as corporate and other executive office costs, by geographical location as it is more effective for allocating to the Company’s lines of business.  Corporate costs are allocated to the operating segments quarterly based on a percentage of management’s estimated usage of time.  The amount of general and administrative expenses allocated to the Corporate Segment decreased by $143,000, or 5%, to $2,607,000 for the nine months ended September 30, 2009 as compared to the same period of 2008.  The decrease was driven by efforts to cut general and administrative expenses as well as certain fluctuations in the amount of costs allocated to the operating segments.  The allocation percentages fluctuate based on the resources and oversight required to operate that segment.

Total general, administrative, selling and marketing costs decreased $591,000, or 6%, to $8,457,000 for the nine months ended September 30, 2009 and increased $661,000, or 20%, to $3,554,000 for the three months ended September 30, 2009 as compared to $8,948,000 and $2,893,000 for the same periods in 2008, respectively.  In the U.S., these costs increased by approximately $92,000 and $631,000 for the nine and three months, and in Puerto Rico, these costs decreased $683,000 and increased $130,000 for the nine and three months ended in September 30, 2009, respectively.

In the U.S., the Company noted significant increases in accruals for share based compensation issued to the Chief Executive Officer and non-employee Trustees as well as increases in the Board of Trustee and consulting costs related to the Merger.  These increases were offset in part by the reorganization and costs saving initiatives implemented in the fourth quarter of 2008.  From the first nine months of 2008 to the first nine months of 2009, there was also a slight shift in the allocation of corporate expenses with the Land Development segment’s allocation decreasing by 12% and the Operating Real Estate and Corporate segments increasing by 9% and 3%, respectively.  This shift is primarily related to the method by which the Company allocates overhead.

The 36% decrease in the Puerto Rican overhead is primarily attributable to a decrease in salaries and benefits as a result of the reorganization in the fourth quarter of 2008, offset slightly by an increase in legal fees.

INCOME TAXES

Provision for (Benefit from) Income Taxes

        Due to the potential variability in the anticipated effective tax rate on non-discrete activity and/or discrete taxable events, the company has computed its intraperiod income tax provision for the discrete taxable events and non-discrete activity using a discrete period computation.

United States

The United States effective tax rates for the nine months ended September 30, 2009 and 2008 were 36% and 30%, respectively.  The United States effective tax rates for the three months ended September 30, 2009 and 2008 were 22% and 37%, respectively.  The statutory tax rate is 40%.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2009 was primarily due to accrued taxes and penalties on uncertain tax positions, certain non-deductible compensation expenses and the change in the deferred tax asset valuation allowance.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2008 was primarily due to a relatively small net loss, the related benefit for which was partially offset by accrued taxes and penalties on uncertain tax positions.

Puerto Rico

The effective tax rates on the Puerto Rico source income for the nine months ended September 30, 2009 and 2008 were 28% and (71%), respectively. The effective tax rates on the Puerto Rico source income for the three months ended September 30, 2009 and 2008 were 29% and 21%, respectively.  The statutory tax rate is 29%.   The difference in the statutory tax rate and the effective tax rate for the pre-tax income during the nine and three months ended September 30, 2009, was primarily due to tax exempt income and the change in the deferred tax asset valuation allowance offset in part by deferred items for which no current benefit may be recognized.  The difference in the statutory tax rate and the effective tax rate for the pre-tax loss during the nine and three months ended September 30, 2008, was primarily due to tax exempt income offset in part by the double taxation on the earnings of our wholly-owned corporate subsidiary, ICP, and deferred items for which no current benefit may be recognized.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

As of September 30, 2009, the Company had cash and cash equivalents of $21,507,000 and restricted cash of $10,127,000.  Included in the Company’s cash and cash equivalents is $3,908,000 of cash located within multifamily apartment entities, over which the Company does not have direct control.   ACPT receives surplus cash distributions as well as management fees from these entities.  As of September 30, 2009, the Company had corporate available funds of $17,599,000.  The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine months Ended September 30,
	2009	2008
Operating Activities	$2,420	$(6,968)
Investing Activities	(12,054)	(5,658)
Financing Activities	7,106	7,017
Net Decrease in Cash	$(2,528)	$(5,609)

Operating Activities

For the nine months ended September 30, 2009, operating activities provided $2,420,000 of cash flows compared to $6,968,000 of cash flows used in operating activities for the nine months ended September 30, 2008.  The $9,388,000 increase in cash flows provided by operating activities primarily resulted from a reduction of $9,075,000 in the amount invested in land development.  From period to period, cash flow from operating activities is also impacted by changes in our net income, as discussed more fully under "Results of Operations," as well as other changes in our receivables and payables.

Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $12,054,000 compared to $5,658,000 for the same period of 2008.  Cash provided by or used in investing activities generally relates to increases in our investment portfolio through acquisition, development or construction of rental properties and land held for future use, net of returns on our investments.  The $6,396,000 increase in the cash used in investing activities between periods was primarily the result of an increase in investments in rental projects of $10,205,000 related to the construction of Gleneagles Apartments, the Company’s $1,500,000 investment in Surrey, and additions of other assets and prepayments related to the Gleneagles construction project of $3,105,000 offset by the net cash provided by the sale of IGP of $9,930,000, net of cash deconsolidated.

Financing Activities

For the nine months ended September 30, 2009, net cash provided by financing activities was $7,106,000 as compared to $7,017,000 for the nine months ended September 30, 2008.  This increase in cash provided by financing activities was primarily the result of the net differences in the timing of, and increases in, mortgage amounts for properties refinanced, differences in county bond proceeds, dividends to shareholders and debt curtailment from sales between the nine months ended September 30, 2009 and 2008.  The increase in cash proceeds from debt financing relates to the construction of Gleneagles as well as the refinancing of the Monserrate Associates apartment property mortgage while the increase in debt payments relates to the payments against the line of credit.

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

Pursuant to agreements with the Charles County Commissioners, the Company is committed to completing $13,525,000 of infrastructure projects, all of which are eligible to be funded by County bond proceeds, either through existing bond receivables or future issuances.  The Company expects to incur $2,525,000 in expenses related to this development over the next 12 months.  Further, due the Company’s completion of several significant Charles County Roads Projects, $882,000 of retention and open payables were required to be funded as of September 30, 2009, of which $411,000 is eligible for bond funding.   These project costs and the difference between the cost of County projects and any bond proceeds available to fund such costs will be funded out of the Company’s available cash flows.

On July 22, 2008, the Company signed a $5,960,000 construction contract for site development related to the infrastructure of Hilltop Phase I which will involve the construction of 220 condominium units in Parque Escorial.  This work is currently in process and as of September 30, 2009, our Puerto Rico planning and development activities had a remaining commitment of $2,487,000, all of which is expected to be incurred over the next nine months.  Our $10,000,000 credit facility, which was set to mature on August 31, 2009 and has been extended until December 31, 2010, will be used to fund these expenditures.  As part of the extension, the Company agreed to reduce the overall facility limit to $7,500,000 with the available credit to be used to fund remaining Hilltop development, certain retainage due and up to $500,000 to be used to fund future interest payments due under the facility.  In addition, the facility now bears interest at Prime plus 1.5% but not less than 5.5%.  The outstanding balance of this facility on September 30, 2009, was $6,247,000.

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

As a result of our existing commitments and the downturn in the residential real estate market, management expects to continue to use the Company’s resources conservatively for the remainder of 2009.  Anticipated cash flow from operations, existing loans, refinanced or extended loans, asset sales, and new financing are expected to meet our financial commitments for the next 12 months.  However, there are no assurances that these funds will be generated.

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

Recourse Debt - U.S. Land Development Operations

Pursuant to an agreement reached between ACPT and the County in 2002, the Company agreed to accelerate the construction of two major roadway links to the road system.  As part of the agreement, the County agreed to issue general obligation public improvement bonds (“the Bonds”) to finance $20,000,000 of this construction guaranteed by letters of credit provided by Lennar as part of a residential lot sales contract for 1,950 lots in Fairway Village.  The Bonds were issued in three installments with the final $6,000,000 installment issued in March 2006.  The Bonds bear interest rates ranging from 4% to 8%, for a blended lifetime rate for total Bonds issued to date of 5.1%, and call for semi-annual interest payments and annual principal payments and mature in 15 years.  Under the terms of bond repayment agreements between the Company and the County, the Company is obligated to pay interest and principal on the full amount of the Bonds.  Therefore, the Company recorded the full amount of the debt and a receivable from the County representing the undisbursed Bond proceeds to be advanced to the Company as major infrastructure development within the project occurs.  As of December 31, 2008, all of the bond proceeds had been used to fund the specified development.  As part of the agreement, the Company will pay the County a monthly payment equal to one-sixth of the semi-annual interest payments and one-twelfth of the annual principal payment due on the Bonds.  The County also requires ACPT to fund an escrow account from lot sales that will be used to repay this obligation.

In August 2005, the Company signed a Memorandum of Understanding (“MOU”) with the Charles County Commissioners regarding a land donation that is now the site of a minor league baseball stadium and will house a planned entertainment complex.  Under the terms of the MOU, the Company donated 42 acres of land in St. Charles to the County on December 31, 2005.  The Company also agreed to expedite off-site utilities, storm-water management and road construction improvements that will serve the entertainment complex and future portions of St. Charles so that the improvements will be completed concurrently with the entertainment complex.  The County will be responsible for infrastructure improvements on the site of the complex.  In return, the County agreed to issue additional general obligation bonds to finance the infrastructure improvements.  In March 2006, $4,000,000 of bonds were issued for this project, with an additional $3,000,000 issued in both March 2007 and March 2008 and $2,000,000 in March 2009.  These bonds bear interest rates ranging from 4.9% to 8%, for a blended rate of 5.3%, call for semi-annual interest payments and annual principal payments, and mature in 15 years.  The terms of the bond repayment agreement are similar to those noted above.  As of September 30, 2009, $2,525,000 of these bond proceeds were recorded as a receivable and available to fund the related infrastructure.  In addition, the County agreed to issue an additional 100 school allocations a year to St. Charles commencing with the issuance of bonds.

In December 2006, the Company reached an agreement with the County whereby the Company receives interest payments on any undistributed bond proceeds held in escrow by the County.  The agreement covers the period from July 1, 2005 through the last draw made by the Company.  For the nine months ended September 30, 2009 and 2008, the Company recognized $18,000 and $67,000, respectively, of interest income on these escrowed funds.

On April 14, 2006, the Company closed a three-year, $14,000,000 revolving line of credit loan (the “Revolver”) secured by a first lien deed of trust on property located in St. Charles, Maryland.  During the first quarter of 2009, the Company renegotiated the terms of the agreement.  The Revolver bears interest at the Prime rate plus 1.25% (4.50% at September 30, 2009) and was set to mature on April 14, 2009 but has been extended to March 31, 2010.  As of September 30, 2009, $1,946,000 was outstanding on this facility.  As a result of accelerated curtailments due to increased pace of lot sales, the Revolver is now scheduled to be repaid by December 31, 2009; however, we are currently working to have the repayment date for a portion of the Revolver extended to the March 31, 2010 extension date.  Under the terms of the Revolver, the Company is required to comply with certain financial covenants, including a minimum net worth covenant.

On April 2, 2008, the Company secured a two-year, $3,600,000 construction loan for the construction of a commercial restaurant/office building within the O’Donnell Lake Restaurant Park.  The facility is secured by the land along with any improvements constructed and bears interest at the Prime Rate (3.25% at September 30, 2009).  At the end of the two-year construction period, the Company may convert the loan to a five-year permanent loan, amortized over a 30-year period at a fixed interest rate to be determined.  As of September 30, 2009, $3,342,000 was outstanding under this facility, leaving $258,000 available to fund completion of the building.  However, the lender has requested that the outstanding balance of the loan be reduced to 80% of the “as-is” value of the building, requesting a reduction of $782,000 before November 20, 2009.

Recourse Debt - Puerto Rican Land Development Operations

Substantially all of the Company's 490 acres of community development land assets in Parque El Comandante within the Puerto Rico segment are encumbered by a $10,000,000 recourse revolving line of credit facility.  The homebuilding and land assets in Parque Escorial are not encumbered by this facility and remain unencumbered as of September 30, 2009.   This facility matured on August 31, 2009 but the maturity date was extended to December 31, 2010.  As part of the extension, the Company agreed to reduce the overall facility limit to $7,500,000 with the available credit to be used to fund remaining Hilltop development, certain retainage due and up to $500,000 to be used to fund future interest payments due under the facility.  In addition, the facility now bears interest at Prime plus 1.5% but not less than 5.5%.  The outstanding balance of this facility on September 30, 2009, was $6,247,000.  While the Company will continue to seek refinancing of the line into a construction loan for the development of residential condominiums, the current state of the credit market may prevent this plan from occurring.  IGP provided a guarantee on this credit facility; however, the lender’s recourse under this guarantee is limited to the collateral, except in the case of fraud, intentional misrepresentation, or misappropriation of income associated with the collateral. In the event of default, the lender’s sole recourse is to foreclose on the property.

Non-Recourse Debt - U.S. Operating Real Estate Operations

As more fully described in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the non-recourse apartment properties' debt is collateralized by apartment projects.  As of September 30, 2009, approximately 38% of this debt was secured by the Federal Housing Administration ("FHA").  Material changes during 2008 to the non-recourse debt consist of newly acquired debt and the refinancing of existing debt.  There were no significant changes to our non-recourse debt obligations for our U.S. Operating Real Estate Operations during the nine and three months ended September 30, 2009.

Non-Recourse Debt - Puerto Rican Operating Real Estate Operations

As more fully described in Note 4 to our Consolidated Financial Statements included in this Form 10-Q, the non-recourse debt is collateralized by the respective multifamily apartment project or commercial building.

On May 12, 2008, IGP agreed to provide a fixed charge and debt service guarantee related to the Escorial Office Building I, Inc. (“EOB”) mortgage.  The fixed charge and debt service guarantee requires IGP to contribute capital in cash in such amounts required to cause EOB to comply with the related financial covenants.  The guarantee will remain in full force until EOB has complied with the financial covenants for four consecutive quarters.  As a part of the IGP sale, the guarantee discussed above was assumed by IGP Holdings and was not transferred to IGP.  The Company does not expect the funding of this guarantee to have a material impact on its liquidity and cash flows.

On August 31, 2009, the Company completed the sale of its wholly-owned subsidiary, IGP to PBE and its associates, which was a significant portion of the Company’s Puerto Rican Operating Real Estate segment.  Prior to the sale, IGP was restructured to include only the Company’s general and limited partnership interests in nine partnerships which own twelve properties with 2,653 subsidized apartments in Puerto Rico, as well as the Section 8 affordable housing management contracts.  Non-recourse debt with a principal balance of $81,051,000 at August 31, 2009 was assumed by PBE in this transaction.

There were no other significant changes to our non-recourse debt obligations for our Puerto Rican Operating Real Estate Operations during the three months ended September 30, 2009.

Purchase Obligations and Other Contractual Obligations

In addition to our contractual obligations described above, we have other purchase obligations consisting primarily of contractual commitments for normal operating expenses at our apartment properties, recurring corporate expenditures including employment, consulting and compensation agreements and audit fees, non-recurring corporate expenditures such as improvements at our investment properties, the construction of the new apartment projects in St. Charles, costs associated with our land development contracts for the County’s road projects and the development of our land in U.S. and Puerto Rico.  Our U.S. and Puerto Rico land development and construction contracts are subject to increases in cost of materials and labor and other project overruns.  Our overall capital requirements will depend upon acquisition opportunities, the level of improvements on existing properties and the cost of future phases of residential and commercial land development.  In the nine months ended September 30, 2009, the Company continued its development activity within the master planned communities in St. Charles and Puerto Rico.

As of September 30, 2009, as required by the provisions of FASB ASC 740 (FIN 48), the Company has $14,993,000 recorded as FIN 48 accrued income tax liabilities and $5,148,000 as accrued interest on unpaid income tax liabilities related to uncertain tax positions.  We are unable to reasonably estimate the ultimate amount or timing of settlement of these liabilities.

In October 2008, the Company entered into an agreement with Surrey to contribute $2,000,000 in exchange for a 50% ownership interest in Surrey.  During the three months ended September 30, 2009, the Company contributed their final payment in accordance with the agreement.

ITEM 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2009, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the Securities Exchange Commission is recorded, processed, summarized and reported on a timely basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits
2.1*	Agreement and Plan of Merger, dated as of September 25, 2009, among FCP Fund I, LLP, FCP/ACPT Acquisition Company, Inc. and American Community Properties Trust.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
*Incorporated by reference from the Company’s Current Report of Form 8-K, filed on September 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY PROPERTIES TRUST
(Registrant)

Dated: November 16, 2009	By:	/s/ Stephen Griessel
Stephen Griessel Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Matthew M. Martin
Matthew M. Martin Chief Financial Officer